Form 10-K
period 1993-12-31
CIT GROUP HOLDINGS INC /DE/
filed 1994-03-23
CIK 20388

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                                 --------------
                                   Form 10-K
                                 --------------

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1993

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       For the transition period from to
                                 --------------
                         Commission file number 1-1861

                          The CIT Group Holdings, Inc.

             (Exact name of registrant as specified in its charter)

                   Delaware                                 13-2994534
        (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                 Identification No.)

1211 Avenue of the Americas, New York, New York                10036
    (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (212) 536-1950
                                 --------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
    Title of each class                                   which registered

8 3/4% Notes Due April 15, 1998....................     New York Stock Exchange
5 7/8% Notes Due October 15, 2008..................     New York Stock Exchange
                                 --------------
          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 3 No .

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         State  the  aggregate   market  value  of  the  voting  stock  held  by
         non-affiliates of the Registrant.

         None of the voting stock of the Registrant is held by non-affiliates of the Registrant. 60% of the voting stock of the Registrant is owned by The Dai-Ichi Kangyo Bank, Limited and 40% by MHC Holdings (Delaware) Inc., a wholly-owned subsidiary of Chemical Banking Corporation.

     Indicate  the  number of  shares  outstanding  of each of the  Registrant's
classes  of  common  stock,  as  of  the  latest   practicable  date.  March  1,
1994--Common Stock--1,000 Shares

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

                                      None
================================================================================

                               TABLE OF CONTENTS

 Form 10-K
 Item No.                Name of Item                           Page
 --------                ------------                           ----
                                     Part I

Item  1.    Business                                             1
                General                                          1
                Business and Services                            1
                Industry Concentration                           3
                Competition                                      3
                Regulation                                       3
Item  2.   Properties                                            4
Item  3.   Legal Proceedings                                     4
Item  4.   Submission of Matters to a Vote
             of Security Holders                                 4

                                    Part II

Item  5.   Market for Registrant's Common Equity
             and Related Stockholder Matters                     5
Item  6.   Selected Financial Data                               6
Item  7.   Management's Discussion and Analysis
             of Financial Condition and Results of
               Operations                                       11

Item  8.   Financial Statements and Supplementary Data          26

Item  9.   Changes in and Disagreements with
             Accountants on Accounting and Financial
               Disclosure                                       47

                                    Part III

Item  10.  Directors and Executive Officers of the Registrant   48
Item  11.  Executive Compensation                               50
                Long-Term Incentive Plan                        51
                Defined Benefit Plans                           51
                Employment Agreements                           53
                Termination Arrangements                        54
Item  12.  Security Ownership of Certain
           Beneficial Owners and Management                     54
Item  13.  Certain Relationships and Related Transactions       55

                                    Part IV

Item  14.  Exhibits, Financial Statement Schedule and
             Reports on Form 8-K                                56

                                     PART I

Item 1.   Business

General

     The CIT Group Holdings, Inc. (the "Corporation"), a Delaware corporation, is a successor to a company founded in St. Louis, Missouri on February 11, 1908. It has its principal executive offices at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 536-1950. The Corporation, operating directly or through its subsidiaries primarily in the United States, engages in financial services activities through a nationwide distribution network. The Corporation provides financing primarily on a secured basis to commercial borrowers, ranging from middle-market to larger companies. While these secured lending activities reduce the risk of losses from extending credit, the Corporation's results of operations can also be affected by other factors, including general economic conditions, competitive conditions, the level and volatility of interest rates, concentrations of credit risk, and government regulation and supervision. The Corporation does not finance the development or construction of commercial real estate. The Corporation has eight strategic business units, seven of which offer corporate financing, dealer and manufacturer financing, and factoring products and services to clients, and an eighth strategic business unit which commenced operations in the last quarter of 1992 offering consumer second mortgage financing and which is planning to offer home equity lines of credit to consumers in early 1994. The Corporation had 2,424 employees at December 31, 1993, up from 2,355 employees at December 31, 1992.

     Effective at year-end 1989, The Dai-Ichi Kangyo Bank, Limited ("DKB") purchased sixty percent (60%) of the issued and outstanding shares of common stock of the Corporation from Manufacturers Hanover Corporation ("MHC"). MHC retained a forty percent (40%) common stock interest in the Corporation. Effective March 29, 1990, MHC transferred its forty percent (40%) common stock interest in the Corporation to MHC Holdings (Delaware) Inc., a wholly-owned subsidiary of MHC ("MHC Holdings"). On December 31, 1991, MHC and Chemical Banking Corporation merged in a stock-for-stock transaction. The merged corporation is called Chemical Banking Corporation ("CBC"). CBC retains a forty percent (40%) common stock interest in the Corporation through MHC Holdings.

     In accordance with a stockholders agreement among DKB, CBC, as successor to MHC, and the Corporation (the "Stockholders Agreement"), the Corporation amended its Certificate of Incorporation and its By-Laws in conformity therewith. Pursuant to the Stockholders Agreement, immediately after MHC sold the sixty percent (60%) interest in the Corporation to DKB, the stockholders elected a new Board of Directors comprised of the President and Chief Executive Officer and the Vice Chairman of the Corporation, six nominees designated by DKB, and two nominees designated by MHC. The Stockholders Agreement also contains provisions for the management of the Corporation, majority voting by DKB on the Corporation's Executive Committee, consent of MHC Holdings with respect to major corporate and business changes, and restrictions with respect to the transfer of the stock of the Corporation to third parties.

BUSINESS AND SERVICES

Corporate Finance Group

     The Corporation's Corporate Finance Group is comprised of Business Credit, Capital Equipment Financing and Credit Finance.

     The CIT Group/Business Credit offers revolving and term loans secured by accounts receivable, inventories and fixed assets to medium and larger-sized companies. Such loans are used by clients primarily for acquisitions and refinancings. It also offers specialty financing for companies in the paper, printing and chemical industries and debtor-in-possession and workout financing for turnaround situations. The CIT Group/Business Credit sells participation interests in such loans to other lenders and will occasionally purchase participation interests in such loans originated by other lenders. Business is developed through direct calling efforts and through other sources originated by individual new business development officers. The CIT Group/Business Credit is headquartered in New York City, with sales offices in New York, Chicago, Dallas, Los Angeles, and Atlanta.

     The CIT Group/Capital Equipment Financing specializes in customized secured financing and leasing of equipment in larger transactions, including single investor leases and the debt and equity portions of leveraged leases for major capital equipment such as aircraft, rail cars, maritime shipping, and containers and chassis, for its own account and for syndications. Such business is developed directly with large companies and through third parties. The CIT Group/Capital Equipment Financing also provides secured financing and leasing products to middle-market and larger companies seeking medium and longer term financings. Such transactions are developed through direct calling efforts and financial intermediaries. Financing products include direct secured loans, sale and leaseback arrangements, and project financings. Two business groups within The CIT Group/Capital Equipment Financing augment its marketing efforts and provide services relating to its areas of expertise. The first group, The CIT Group/Capital Investments, acts as an agent, broker, and advisor in financing and leasing transactions. The CIT Group/Capital Investments is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. The second group, The CIT Group/Asset Management, received approval in December 1992 from the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to provide asset management services to financial institutions and certain non-financial institutions for equipment financing transactions and portfolios. The CIT Group/Capital Equipment Financing is headquartered in New York City, with sales offices in eight cities, including New York, Chicago and Los Angeles.

     The CIT Group/Credit Finance offers revolving and term loans to small and medium-sized companies secured by accounts receivable, inventories, and fixed assets. Such loans are used by clients for working capital and in refinancings, acquisitions, and leveraged buyouts. The CIT Group/Credit Finance also offers financing for reorganizations, restructurings, and Chapter 11 situations. Business is developed through direct calling efforts and through other sources developed by individual new business development officers. The CIT Group/Credit Finance is headquartered in New York City, with sales offices in ten cities, including New York, Chicago and Los Angeles.

Dealer and Manufacturer Financing Group

     The Corporation's Dealer and Manufacturer Financing Group is comprised of Industrial Financing, Sales Financing, and Consumer Finance.

     The CIT Group/Industrial Financing offers secured equipment financing products, including direct secured loans, leases, secured lines of credit, sale and leaseback arrangements, vendor financing for manufacturers, wholesale and retail financing for dealers/distributors, acquisition of chattel paper and other installment receivables, and acquisition of portfolios originated by others. It has a nationwide network of local offices and business aircraft, intermediary and national accounts financing units. The CIT Group/Industrial Financing is headquartered in Livingston, New Jersey, with sales offices in twenty cities, including Berwyn, Pennsylvania, Tempe, Arizona, Atlanta, Georgia and Irving, Texas, which also serve as regional offices.

     The CIT Group/Sales Financing, working through dealers and manufacturers, provides retail secured financing on a nationwide basis for the purchase of recreational vehicles, recreational boats and manufactured housing. The CIT Group/Sales Financing also purchases portfolios of these assets from banks, savings and loans, investment banks and others and provides servicing for portfolios owned by other financial institutions and securitization trusts. The CIT Group/Sales Financing is headquartered in Livingston, New Jersey with an asset service center in Oklahoma City, Oklahoma, and covers the United States from sales offices in 13 cities (which are in the process of being consolidated into five regional sales centers located in Atlanta, Boston, Kansas City, Sacramento and Seattle).

     In December 1992, The CIT Group/Consumer Finance, a newly formed strategic business unit, began offering loans secured primarily by a first or second mortgage on residential real estate. The CIT Group/Consumer Finance generates business through direct marketing efforts and, to a lesser extent, through brokers. It also acquires "home equity" portfolios originated by others. In early 1994, The CIT Group/Consumer Finance plans to introduce home equity lines of credit to consumers. This strategic business unit is headquartered in Livingston, New Jersey with 35 sales offices serving 23 states, two of which originate mortgage loans for resale to third parties, in addition to originating mortgage loans for the business unit's own portfolio. Administrative support is provided by the Sales Financing asset service center located in Oklahoma City, Oklahoma.

Factoring

     The CIT Group/Commercial Services (formerly The CIT Group/Factoring) offers a full range of factoring services providing for the purchase of accounts receivable, including credit protection, bookkeeping, and collection activities. Financing is also provided in the form of revolving and term loans, and letter of credit support. The CIT Group/Commercial Services is headquartered in New York City, with sales offices in New York, Los Angeles, Charlotte, Atlanta and Hong Kong. Bookkeeping and collection functions are located in a service center in Danville, Virginia.

     On February 28, 1994, the Corporation acquired Barclays Commercial Corporation ("BCC"), a company of The Barclays Group. BCC had total assets of approximately $700.0 million at December 31, 1993 and total factoring volume of approximately $5.00 billion for the year then ended. The business and acquired assets of BCC were transferred to The CIT Group/BCC, Inc., a wholly owned subsidiary of The CIT Group/Commercial Services, Inc., a wholly owned subsidiary of the Corporation. BCC is engaged in the same lines of business as The CIT Group/Commercial Services, with BCC adding a significant geographical presence in the Southeastern United States. BCC is headquartered in Charlotte, with five sales offices in Charlotte, New York, Dallas, Louisville and Los Angeles.

Equity Investments

     The CIT Group/Equity Investments provides capital to medium-sized companies and emerging growth companies through the purchase of private issuances of common stock, preferred stock, and subordinated debt. Capital is used by clients to make acquisitions and to finance growth. Business is developed through referrals from the Corporation's other business units and from venture capital and regional investment banking firms. In June 1992, The CIT Group/Venture Capital, a wholly-owned subsidiary of The CIT Group/Equity Investments, received approval from the U.S. Small Business Administration for a license as a small business investment company. The Cit Group/Equity Investments is headquartered in Livingston, New Jersey.

Multi-National Marketing

     Supplementing the Corporation's marketing efforts, the Corporation's Multi-National Marketing Group promotes the services of the Corporation's various business units to the U.S. subsidiaries of foreign corporations in need of asset-based financing. Business is developed through referrals from DKB and through direct calling efforts. The Multi-National Marketing Group is located in the Corporation's offices in New York City.

INDUSTRY CONCENTRATION

     With the exception of the airline industry, which accounts for $1.89 billion, or 14.2%, of total financing and leasing assets (before the reserve for credit losses) as of December 31, 1993, the portfolio of the Corporation was diversified with no other industry group accounting for more than 10% of the Corporation's financing and leasing assets. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Industry Composition" and "Financing and Leasing Assets Concentrations."

COMPETITION

     The business in which the Corporation engages is highly competitive, with business developed primarily on the basis of interest rates and service. The Corporation is subject to competition from many financial institutions, including finance companies, banks, leasing companies and investment banks. The Corporation's Commercial Services unit is among the largest factoring operations in the United States.

     The interest rates charged by the Corporation for the various classes of financing and leasing assets vary depending upon the credit quality of the borrower, the costs of servicing, the income tax consequences of the transaction, the amount and maturity of the loan, the cost of borrowing to the Corporation, and, to a lesser degree, state usury laws and other governmental regulations, when applicable. The Corporation's finance receivables have both variable rates and fixed rates of interest. Variable rate loans reprice in accordance with various agreed upon indices, usually a published reference or corporate base lending rate.

REGULATION

     Both DKB and CBC are bank holding companies within the meaning of the Bank Holding Company Act of 1956 (the "Act"), and each is registered as such with the Federal Reserve Board. As a result, the Corporation is subject to certain provisions of the Act. In general, the Act limits the activities in which a bank holding company and its subsidiaries may engage to those of banking or managing or controlling banks or performing services for their subsidiaries and to continuing activities which the Federal Reserve Board has determined to be "so closely related to banking or managing or controlling banks as to be a proper incident thereto." The Corporation's current principal business activities constitute permissible activities for a subsidiary of a bank holding company.

     The operations of the Corporation and its subsidiaries are subject, in certain instances, to supervision and regulation by governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, regulating customers' insurance coverages, requiring disclosures to customers, governing secured transactions, and setting collection, repossession, and claims handling procedures and other trade practices. In most states the consumer sales finance and loan business and the consumer second mortgage and home equity line of credit businesses are subject to licensing or regulation. In some states the industrial finance business is subject to similar licensing or regulation. The consumer second mortgage, home equity line of credit, sales finance, and loan businesses, including those conducted by the Corporation, are also subject to a number of Federal statutes, including the Federal Consumer Credit Protection Act, which requires, among other things, disclosure of the finance charge in terms of an annual percentage rate, as well as the total dollar cost.

     In the judgment of management, existing statutes and regulations have not had a materially adverse effect on the business conducted by the Corporation and its subsidiaries. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders, or interpretations, nor their impact upon the future business, earnings, or otherwise, of the Corporation and its subsidiaries.

Item 2.     Properties.

     The operations of the Corporation and its subsidiaries are generally conducted in leased office space located in numerous cities and towns throughout the United States. Such leased office space is suitable and adequate for the needs of the Corporation. The Corporation utilizes, or plans to utilize in the foreseeable future, substantially all of its leased office space. For a summary of the Corporation's past rental expense and future minimum rentals, see Item 8. Financial Statements and Supplementary Data, "Note 10--Lease Commitments."

Item 3.     Legal Proceedings.

     Various claims and actions against the Corporation and its subsidiaries arise from time to time in the normal course of business. A number of these actions, some of which purport to be class actions, are now pending. While no prediction can be made as to the ultimate outcome of any particular action, management believes that meritorious defenses are generally available and the aggregate liability, if any, likely to result therefrom will not materially affect the consolidated financial condition of the Corporation.

Item 4.     Submission of Matters to a Vote of Security Holders.

     On April 15, 1993, DKB and MHC Holdings, by unanimous written consent, elected the following ten persons to the Board of Directors, to serve for a period of one year or until the next annual meeting of shareholders:

                                         Messrs. Hisao Kobayashi (Chairman)
                                                  Albert R. Gamper, Jr.
                                                  Takasuke Kaneko
                                                  Hideo Kitahara
                                                  Michio Murata
                                                  Joseph A. Pollicino
                                                  Paul N. Roth
                                                  Tomoaki Tanaka
                                                  Peter J. Tobin
                                                  William H. Turner

     Subsequently, on April 30, 1993, Mr. Hideo Kitahara resigned from the Board and the stockholders, by unanimous written consent, elected Mr. Toshiji Tokiwa for the balance of Mr. Kitahara's term as Director. On May 21, 1993, Mr. Takasuke Kaneko resigned from the Board and the stockholders, by unanimous written consent, elected Mr. Keiji Torii for the balance of Mr. Kaneko's term.

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

     The outstanding common stock of the Corporation is owned 60% by DKB and 40% by MHC Holdings. There is no public trading market for the Corporation's common stock.

     DKB, MHC Holdings and the Corporation operate under a policy requiring the payment of dividends by the Corporation equal to and not exceeding 50% of net operating earnings on a quarterly basis. Such dividends are paid to DKB and MHC Holdings based upon their respective stock ownership in the Corporation.

     However, on December 28, 1992, with consent of the Corporation's stockholders, the Corporation paid a one-time special dividend in the aggregate amount of $150.0 million to its stockholders. Each stockholder immediately contributed an amount equal to its share of the one-time special dividend to the Corporation as additional paid-in-capital. The Corporation intends to continue to operate under the fifty-percent dividend policy set forth in the preceding paragraph. Below is a listing of the dividends paid during the past two years:

         Dividends Paid                                 1993              1992
         --------------                                 ----              ----
                                                          Amounts in Thousands
     Regular Dividends
       First Quarter .......................          $ 21,931          $ 18,564
       Second Quarter ......................            23,221            19,782
       Third Quarter .......................            23,722            21,587
       Fourth Quarter ......................            22,290            21,060
                                                      --------          --------
           Sub Total .......................            91,164            80,993
       Special Dividend ....................              --             150,000
                                                      --------          --------
           Total ...........................          $ 91,164          $230,993
                                                      ========          ========

     Stockholders' equity at December 31, 1993 was $1.69 billion. Under the most restrictive provisions of agreements relating to outstanding debt, the Corporation may not, without the consent of the holders of such debt, permit stockholders' equity to be less than $200.0 million.

Item 6.  Selected Financial Data.

     The following table sets forth selected consolidated financial information regarding the Corporation's financial position and results of operations, which has been extracted from the Corporation's consolidated financial statements for the five years ended December 31, 1993. This information should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


                                                                Year Ended December 31,
                                       ------------------------------------------------------------------------
                                           1993           1992           1991            1990           1989
                                       ------------   ------------   ------------   ------------   ------------
                                                              Dollar Amounts in Thousands
Interest and fees earned ...........   $  1,181,914   $  1,174,796   $  1,278,617   $  1,196,000   $  1,135,147
Interest expense ...................        508,006        552,017        709,373        711,645        694,280
                                       ------------   ------------   ------------   ------------   ------------
  Net interest revenue .............        673,908        622,779        569,244        484,355        440,867
                                       ------------   ------------   ------------   ------------   ------------
Gains on asset sales ...............         23,945         13,883         25,626         25,675         20,112
Salaries and employee benefits .....        152,139        137,914        127,060        113,612        110,856
Other operating expenses ...........        130,043        123,721        119,273        101,615         90,188
Provision for restructuring costs ..           --             --             --             --           10,600
                                       ------------   ------------   ------------   ------------   ------------
Operating expenses before provision
   for credit losses ...............        282,182        261,635        246,333        215,227        211,644
                                       ------------   ------------   ------------   ------------   ------------
Provision for net charge-offs ......         94,408         98,284         95,169         88,610         41,845
Provision for credit losses for
   reserve increase ................         10,466          4,891          1,883          9,489          8,612
                                       ------------   ------------   ------------   ------------   ------------
Total provision for credit losses ..        104,874        103,175         97,052         98,099         50,457
                                       ------------   ------------   ------------   ------------   ------------
  Total operating expenses .........        387,056        364,810        343,385        313,326        262,101
                                       ------------   ------------   ------------   ------------   ------------
Income before provision for income
   taxes, extraordinary item and
   cumulative effect of a change in
   accounting principle ............        310,797        271,852        251,485        196,704        198,878
Provision for income taxes .........        128,489        105,311        100,032         76,995         72,722
                                       ------------   ------------   ------------   ------------   ------------
Income before extraordinary item
   and cumulative effect of a change
   in accounting principle .........        182,308        166,541        151,453        119,709        126,156
Extraordinary item--loss on early
   extinguishment of debt, net of
   income tax benefit ..............           --           (4,241)        (1,325)        (5,937)          --
Cumulative effect of  a change in
   accounting for income taxes .....           --             --             --           20,350           --
Net income .........................   $    182,308   $    162,300   $    150,128   $    134,122   $    126,156
                                       ============   ============   ============   ============   ============
Ratio of earnings to fixed charges .           1.60           1.49           1.35           1.27           1.28

                                                                    At December 31,
                                       ------------------------------------------------------------------------
                                           1993           1992           1991            1990           1989
                                       ------------   ------------   ------------   ------------   ------------
                                                              Dollar Amounts in Thousands
Finance receivables ................   $ 12,624,094   $ 11,771,495   $ 11,521,600   $ 11,021,591   $  9,983,183
Reserve for credit losses ..........       (169,378)      (158,483)      (155,107)      (144,037)      (133,629)
Net finance receivables ............     12,454,716     11,613,012     11,366,493     10,877,554      9,849,554
Equipment under operating lease, net        751,901        462,757        148,030           --             --
     Total assets                        13,728,481     13,028,428     12,202,227     11,373,863     10,145,350
Capitalization:
  Commercial paper .................      6,516,139      6,173,465      5,476,517      4,551,663      3,198,770
  Variable rate notes ..............      1,686,500      1,477,830      1,305,030      1,349,000      1,249,000
  Fixed rate notes .................      2,392,500      2,479,011      2,408,234      2,675,464      2,932,090
  Subordinated fixed rate notes ....        200,000        200,000        353,901        262,551        272,056
  Stockholders' equity .............      1,692,235      1,601,091      1,519,784      1,444,705      1,377,583
Dividends paid--regular ............         91,164         80,993         75,049         67,000         60,906
Dividends paid--special ............           --          150,000           --             --             --
Ratio of total debt to stockholders'
   equity (excluding short-term
   interest-bearing deposits) ......         6.38-1         6.07-1         6.06-1         5.95-1         5.53-1

Statistical Data

     The following table presents the components of net income as a percentage of average financing and leasing assets ("AEA").

                                                                   Year Ended December 31,
                                                --------------------------------------------------------------
                                                1993           1992          1991           1990         1989
                                                ----           ----          ----           ----         ----
                                                                  Dollar Amounts in Thousands
Interest and fees earned(a) ...........          9.50%        10.13%        11.20%         11.95%       12.39%
Interest expense(a) ...................          4.00          4.67          6.06           6.98         7.49
                                                -----         -----         -----          -----        -----
Net interest revenue ..................          5.50          5.46          5.14           4.97         4.90
                                                -----         -----         -----          -----        -----
Gains on asset sales ..................          0.20          0.12          0.23           0.26         0.22
                                                -----         -----         -----          -----        -----
Salaries and employee benefits ........          1.24          1.21          1.15           1.17         1.23
Other operating expenses ..............          1.06          1.09          1.08           1.04         1.00
Provision for restructuring costs .....          --            --            --             --           0.12
                                                -----         -----         -----          -----        -----
Operating expenses before provision
   for credit losses ..................          2.30          2.30          2.23           2.21         2.35
                                                -----         -----         -----          -----        -----
Provision for net charge-offs(b) ......          0.77          0.84          0.82           0.86         0.43
Provision for credit losses for
   reserve increase ...................          0.09          0.04          0.02           0.10         0.10
                                                -----         -----         -----          -----        -----
Total provision for credit losses .....          0.86          0.90          0.88           1.01         0.56
                                                -----         -----         -----          -----        -----
Income before provision for income
   taxes, extraordinary item and
   cumulative effect of a change in
   accounting principle ...............          2.54          2.38          2.27           2.02         2.21
Provision for income taxes ............          1.05          0.92          0.90           0.79         0.81
                                                -----         -----         -----          -----        -----
Income before extraordinary item and
  cumulative effect of a change in
   accounting principle ...............          1.49          1.46          1.37           1.23         1.40
Extraordinary item--loss on early
   extinguishment of debt, net
   of income tax benefit ..............          --           (0.04)        (0.01)         (0.06)        --
Cumulative effect of a change in
   accounting for income taxes ........          --            --            --             0.21         --
                                                -----         -----         -----          -----        -----
Net income ............................          1.49%         1.42%         1.36%          1.38%        1.40%
                                                =====         =====         =====          =====        =====

Average financing and leasing assets(c)   $12,262,902   $11,401,683   $11,062,581   $  9,744,127   $8,995,899
Average finance receivables ...........   $12,266,125   $11,675,622   $11,540,085   $ 10,349,202   $9,618,320
Number of employees ...................         2,424         2,355         2,346          2,309        2,322

- ---------
(a) Excludes interest income and interest expense relating to short-term interest-bearing deposits.

(b)  Percentage to average finance receivables.

(c) Average financing and leasing assets ("AEA") is calculated using finance receivables net of credit balances of factoring clients, equipment under operating lease, and investments included in other assets in the Consolidated Balance Sheets.

Reserve for Credit Losses

     The reserve for credit losses is established and periodically reviewed for adequacy based on the nature and characteristics of the finance receivables portfolio, economic conditions and trends, charge-off experience, delinquencies and underlying collateral and guarantees (including recourse provisions with dealers and manufacturers). It is management's judgement that the reserve for credit losses is adequate to provide for potential credit losses. The finance receivables portfolio is reviewed periodically to determine the probability of loss on individual receivables. Charge-offs are taken after considering such factors as the obligor's financial condition and the value of the underlying collateral and guarantees. Because the reserve for credit losses is intended to provide for future events, which by their nature are uncertain, changes in economic conditions or other discrete events adversely affecting specific obligors or industries may necessitate additions to the reserve for credit losses. The following table sets forth information as of the dates shown concerning the reserve for credit losses.


                                 1993        1992        1991        1990        1989
                                 ----        ----        ----        ----        ----
                                            Dollar Amounts in Thousands

Balance, January 1 ........   $ 158,483   $ 155,107   $ 144,037   $ 133,629   $ 125,017
Provision for credit losses     104,874     103,175      97,052      98,099      50,457

Receivables charged-off ...    (105,613)   (110,199)   (105,699)   (104,345)    (63,420)
Recoveries on receivables
  previously charged-off ..      11,205      11,915      10,530      15,735      21,575
                              ---------   ---------   ---------   ---------   ---------
    Net credit losses .....     (94,408)    (98,284)    (95,169)    (88,610)    (41,845)
Reserve increase ..........      10,466       4,891       1,883       9,489       8,612
Portfolio acquisitions
  (dispositions), net .....         429      (1,515)      9,187         919        --
                              ---------   ---------   ---------   ---------   ---------
Balance, December 31 ......   $ 169,378   $ 158,483   $ 155,107   $ 144,037   $ 133,629
                              =========   =========   =========   =========   =========
Reserve as a percentage of
  finance receivables .....        1.34%       1.35%       1.35%       1.31%       1.34%
                              =========   =========   =========   =========   =========


Analysis of Past Due Finance Receivables and Net Charge-offs

     The following table sets forth information as of the dates shown concerning finance receivables (net of unearned finance income), past due finance receivables and net credit losses incurred. This information should be read in conjunction with the discussion of "Past Due and Nonaccrual Finance Receivables and Assets Received in Satisfaction of Loans" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                                                 Balance Past Due                       % to
                                                                60 Days or More (a)                    Average
                                              Finance           -------------------          Net       Finance
                                            Receivables         Amount       Percent     Charge-Offs Receivables
                                            -----------         ------       -------     ----------- -----------
                                                                Dollar Amounts in Thousands
December 31, 1993
Capital Equipment Financing............... $  4,394,528       $  18,437       0.42%       $  15,909     0.36%
Business Credit...........................    1,282,133          36,868       2.88           22,827     1.70
Credit Finance............................      645,642             805       0.12            1,950     0.32
Industrial Financing......................    3,880,991          96,158       2.48           16,152     0.48
Sales Financing(b)........................    1,438,865          16,334       1.14           11,437     0.78
Commercial Services.......................      981,935          47,545       4.84           26,133     2.29
                                            -----------        --------       ----        ---------     ----
  Total                                    $ 12,624,094       $ 216,147       1.71%       $  94,408     0.77%
                                            ===========        ========       ====        =========     ====

December 31, 1992
Capital Equipment Financing............... $  4,429,089       $  99,742       2.25%       $  32,399     0.74%
Business Credit...........................    1,281,283          32,420       2.53           13,246     1.00
Credit Finance............................      545,023             --        --                --      --
Industrial Financing......................    3,094,102         125,270       4.05           16,546     0.56
Sales Financing(b)........................    1,411,812          17,745       1.26           12,621     0.91
Commercial Services.......................    1,010,186          60,633       6.00           23,472     2.14
                                            -----------        --------       ----        ---------     ----
  Total                                    $ 11,771,495      $  335,810       2.85%       $  98,284     0.84%
                                            ===========        ========       ====        =========     ====
December 31, 1991
Capital Equipment Financing............... $  4,389,954       $  72,901       1.66%       $  31,962     0.71%
Business Credit...........................    1,194,929          54,465       4.56           11,486     0.95
Credit Finance............................      493,845             119       0.02              --      --
Industrial Financing......................    2,989,982         178,790       5.98           21,127     0.73
Sales Financing...........................    1,424,991          21,594       1.52           17,932     1.24
Commercial Services.......................    1,027,899          23,227       2.26           12,662     1.18
                                            -----------        --------       ----        ---------     ----
  Total                                    $ 11,521,600       $ 351,096       3.05%       $  95,169     0.82%
                                            ===========        ========       ====        =========     ====
December 31, 1990
Capital Equipment Financing............... $  4,534,043       $  98,894       2.18%       $  35,266     0.78%
Business Credit...........................    1,243,415           7,389       0.59           16,991     1.45
Industrial Financing......................    2,835,241         137,826       4.86            9,426     0.35
Sales Financing...........................    1,417,805          24,485       1.73           16,173     1.38
Commercial Services.......................      991,087          16,823       1.70           10,754     0.97
                                            -----------        --------       ----        ---------     ----
  Total                                    $ 11,021,591       $ 285,417       2.59%       $  88,610     0.86%
                                            ===========        ========       ====        =========     ====
December 31, 1989
Capital Equipment Financing............... $  4,107,362       $  98,961       2.41%       $   7,537     0.19%
Business Credit...........................    1,062,244             834       0.08            2,145     0.22
Industrial Financing......................    2,637,585         122,187       4.63            6,780     0.27
Sales Financing...........................    1,091,084          28,002       2.57           17,784     1.66
Commercial Services.......................    1,084,908          24,440       2.25            7,599     0.66
                                            -----------        --------       ----        ---------     ----
  Total                                    $  9,983,183        $274,424       2.75%       $  41,845     0.43%
                                            ===========        ========       ====        =========     ====

- ---------

(a)  Past due finance receivables include those on nonaccrual status.

(b)  Includes amounts relating to Consumer Finance.

Nonaccrual Finance Receivables

     The Corporation has nonaccrual finance receivables on which it has ceased to recognize interest income. Except for certain Sales Financing accounts which are subject to automatic charge-off procedures, the accrual of interest revenue is suspended and an account is placed on nonaccrual status either when a payment is contractually delinquent for ninety days or more and collateral is insufficient to cover both the outstanding principal and accrued interest or immediately if, in the opinion of management, full collection of principal and interest is doubtful.

     The following table sets forth information as of the dates shown concerning the carrying value of nonaccrual finance receivables outstanding. This information should be read in conjunction with the discussion of "Past Due and Nonaccrual Finance Receivables and Assets Received in Satisfaction of Loans" in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                      December 31,
                                             --------------------------------------------------------------
                                             1993          1992           1991          1990           1989
                                             ----          ----           ----          ----           ----
                                                              Dollar Amounts in Thousands
Nonaccrual finance receivables .........    $139,941      $234,195       $190,732       $165,460      $149,492
Nonaccrual finance receivables as
   a percentage of finance
   receivables .........................       1.11%         1.99%          1.66%          1.50%         1.50%


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

1993 vs. 1992

Highlights

      Net income for the year ended December 31, 1993 was a record $182.3 million, an increase of $20.0 million (12.3%) from the $162.3 million earned in 1992. The current year results represent the third consecutive year of record earnings and are the highest earnings in the Corporation's eighty-six year history. Excluding $4.2 million of after-tax extraordinary charges related to the early redemption of long-term debt in 1992 (none of which were incurred in 1993), net income increased $15.8 million (9.5%) in 1993.

      The gain in 1993 earnings reflects strong receivables growth, improved fee income, and higher gains on asset sales, partially offset by the effect of the 1% increase in the statutory Federal corporate income tax rate, start-up costs of the new Consumer Finance home equity loan operation and normal operating expense increases. Profitability was broad-based, validating the Corporation's strategy to continue expanding its operations into new markets and products that complement existing lines of business.

      Total financing and leasing assets, which include finance receivables and equipment under operating lease, were a record $13.38 billion at December 31, 1993, a $1.14 billion (9.3%) increase, compared to $12.23 billion at December 31, 1992. This growth is primarily due to excellent new business volume, particularly with middle market companies, complemented by purchases of portfolios of financing and leasing assets. Average financing and leasing assets ("AEA") were $12.26 billion for 1993, an $861.2 million (7.6%) increase, compared to $11.40 billion for 1992.

      The following table highlights certain financial data in the Statements of Income.

                                                    Years Ended December 31,                     Change
                                                    ------------------------           -------------------------
                                                      1993            1992             Amount            Percent
                                                    --------        --------           ------            -------
                                                                    Dollar Amounts in Millions
Net interest revenue............................      $673.9          $622.8            $51.1              8.2%
Gains on asset sales............................        23.9            13.9             10.0             72.5
Operating expenses before the provision
   for credit losses............................       282.2           261.6             20.5              7.9
Net charge-offs.................................        94.4            98.3             (3.9)            (3.9)
Provision for credit losses for reserve increase        10.5             4.9              5.6            114.0
                                                      ------          ------            -----             ----
  Provision for credit losses...................       104.9           103.2              1.7              1.6
Provision for income taxes......................       128.5           105.3             23.2             22.0
Net income......................................      $182.3          $162.3            $20.0             12.3%


Net Interest Revenue

      Net interest revenue (interest and fees earned less interest expense) was $673.9 million in 1993, up $51.1 million (8.2%) from $622.8 million in 1992. Net interest revenue, as a percentage of AEA, improved to 5.50% in 1993 from 5.46% in 1992.

      Interest and fees earned in 1993 totaled $1.18 billion, essentially unchanged from $1.17 billion earned in 1992 as interest rates charged on fixed and floating rate receivables trended down in 1993, in line with declining market interest rates. However, such decreased interest revenues were more than offset by revenues generated from the incremental growth in AEA and improved fee income.

      Interest expense decreased $44.0 million (8.0%) to $508.0 million in 1993, compared with $552.0 million in 1992. The decrease reflects lower funding costs due to the aforementioned decline in market interest rates during 1993, partially offset by the cost of funding the incremental growth in AEA.

      A comparative analysis of the weighted average interest rates paid on the Corporation's debt, after the effect of interest rate swaps, is shown in the following table.

                                                 Years Ended December 31,
                                                 ------------------------
                                                    1993         1992
                                                    ----         ----
     Floating rate debt ...................         3.36%        4.12%
     Fixed rate debt ......................         7.37%        7.66%
     Composite interest rate ..............         4.85%        5.66%

      Based upon the assumption that moderate economic growth will continue in 1994, management anticipates that net interest revenue, as a percentage of AEA, will remain relatively stable in 1994. However, net interest revenue as a percentage of AEA will continue to be affected by market interest rate movements, the level of fee-based business, the amount of non-performing assets, and the state of the economy.

Gains on Asset Sales

      Gains on asset sales totaled $23.9 million in 1993, a $10.1 million (72.5%) increase compared to $13.9 million in 1992. The current year gains included $15.3 million from a securitization of manufactured housing receivables ($6.6 million in 1992) and $8.6 million from the sale of equipment coming off lease ($7.3 million in 1992).

Operating Expenses Before the Provision for Credit Losses

      Operating expenses before the provision for credit losses totaled $282.2 million in 1993, a $20.5 million (7.9%) increase, compared to $261.6 million in 1992. The increase is primarily attributable to start-up costs for Consumer Finance, which amounted to $14.2 million in 1993. As a percentage of AEA, operating expenses were unchanged from 1992 at 2.30%. However, excluding Consumer Finance, operating expenses as a percentage of AEA declined to 2.20% in 1993 compared with 2.28% in 1992, reflecting the Corporation's continuing commitment to prudent expense control and the capability to leverage the existing expense structure to support further growth in earning assets.

      Salaries and employee benefits were $152.1 million for 1993, $14.2 million (10.3%) above the $137.9 million reported in 1992. The rise is principally due to staffing Consumer Finance and improvements to employee incentive compensation and benefit plans. Postretirement benefits expense also increased due to the adoption, in 1993, of Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Post-retirement Benefits Other Than Pensions". Employee headcount was 2,424 at December 31, 1993 versus 2,355 a year ago. However, excluding personnel hired for Consumer Finance, headcount declined by more than 25 since year-end 1992 in spite of the excellent growth in financing and leasing assets.

      Other operating expenses were $130.0 million in 1993, up $6.3 million (5.1%), compared to $123.7 million in 1992, due to additional advertising and marketing expenses, particularly in Consumer Finance.

      The Corporation manages expenditures using a comprehensive budgetary process. Expenses are monitored closely by operating unit management and are reviewed monthly with senior management of the Corporation. To ensure overall project cost control, a review and approval procedure is in place for all major capital expenditures, such as purchases of computer equipment, including a post-implementation analysis of the realization of projected benefits.

Income Taxes

      The provision for Federal and state and local income taxes was $128.5 million in 1993, up $23.2 million (22.0%), compared to $105.3 million in 1992. The effective income tax rate was 41.3%, compared to 38.7% in 1992. These increases reflect additional provisions to the Corporation's current and deferred taxes, including deferred taxes on leasing transactions, to record the impact of the 1% increase in the statutory Federal corporate income tax rate provided for in the Revenue Reconciliation Act of 1993.

      The following table presents data on the impact of the tax rate change on the provision for income taxes.

                                          Year Ended December 31, 1993
                                        --------------------------------
                                        Provision at  1% Rate     Total
                                        Former Rates Increase  Provision
                                        ------------ --------  ---------
                                              Dollar Amounts in Millions
Federal Tax Provision on 1993 earnings     $  92.8    $  2.6    $  95.4
Adjustments to Deferred Federal
  Tax liabilities .....................       --         8.2        8.2
State and Local Tax Provision on 1993
  earnings ............................       24.9      --         24.9
                                            ------     -----     ------
Total Provision for Income Taxes ......    $ 117.7    $ 10.8    $ 128.5
                                            ======     =====     ======
Effective Tax Rate ....................       37.9%      3.4%      41.3%
                                            ======     =====     ======

Provision and Reserve for Credit Losses

      A recovery in certain sectors of the economy contributed to a modest decrease of $3.9 million (3.9%) in net charge-offs for 1993 and an improvement in the percentage of net charge-offs to average finance receivables to .77% in 1993, compared with .84% in 1992. Information concerning net charge-offs and the provision for credit losses is summarized in the following table.

                                              Years ended December 31,
                                              ------------------------
                                                 1993          1992
                                                 ----          ----
                                            Dollar Amounts in Thousands

     Net charge-offs ....................      $ 94,408      $ 98,284
     Provision for credit losses for
        reserve increase ................        10,466         4,891
                                               --------      --------
     Provision for credit losses ........      $104,874      $103,175
                                               ========      ========
     Percent of net charge-offs to
        average finance receivables .....           .77%          .84%
                                               ========      ========

      The reserve for credit losses was $169.4 million (1.34% of finance receivables) at December 31, 1993 compared to $158.5 million (1.35%) at year-end 1992. The reserve for credit losses is maintained at an amount considered adequate by management to provide for potential credit losses, based on periodic evaluation of the overall risk characteristics of the finance receivables portfolio. In evaluating the adequacy of the reserve for credit losses, management considers such factors as the nature and characteristics of the finance receivables, economic conditions and trends, charge-off experience, delinquencies, and underlying collateral and guarantees (including recourse provisions with dealers and manufacturers).

Finance Receivables

      Finance receivables were $12.62 billion at December 31, 1993, an increase of $852.6 million (7.2%) from $11.77 billion at year-end 1992. Changes in finance receivables during 1993 are discussed below for each of the Corporation's operating units.

     o Capital Equipment Financing--Customized secured equipment financing and leasing for major capital equipment. Finance receivables were $4.39 billion at December 31, 1993 compared with $4.43 billion in 1992, a decrease of $34.6 million (0.8%). The small decrease is due to weakness in certain sectors of the market for equipment financing with larger corporations and the repossession of approximately $85 million of finance receivables (principally, oil refinery assets totaling $66.0 million that were subsequently placed on lease and were included in equipment under operating lease at December 1993).

     o Business Credit--Revolving and term loans, including debtor-in-possession and workout financing, to medium and larger-sized companies secured by accounts receivable, inventory and fixed assets. Finance receivables of $1.28 billion at December 31, 1993 were basically unchanged from 1992 reflecting $451.1 million in new business volume which was mostly offset by customer paydowns.

      o Credit Finance--Revolving and term loans, including restructurings, to small and medium-sized companies secured by accounts receivable, inventory and fixed assets. Finance receivables increased $100.6 million during 1993, ending the year at $645.6 million compared with $545.0 million the prior year. The 18.5% growth was largely due to new business volume with various middle market manufacturing companies.

      o Industrial Financing--Secured equipment financing and leasing for medium-sized companies, including dealer and manufacturer financing. Finance receivables grew $786.9 million (25.4%) to $3.88 billion in 1993 compared with $3.09 billion in 1992, as strong volume with middle market clients was complemented by purchases of financing and leasing asset portfolios totaling approximately $320 million in 1993.

      o Sales Financing--Retail secured financing of recreational vehicles, recreational boats, and manufactured housing through dealers and manufacturers. Finance receivables were $1.44 billion in 1993, compared to $1.41 billion in 1992, a $27.1 million (1.9%) increase. Included at year-end 1993 were $131.3 million of new Consumer Finance receivables. The overall increase is the result of the growth in Consumer Finance and excellent volume in Sales Financing's established markets of recreational vehicles and manufactured housing, partially offset by a $155 million securitization of manufactured housing receivables in the third quarter of 1993 and a $150 million securitization of recreational vehicle receivables in January 1994. The latter were held for sale and, thus, reclassified from finance receivables to other assets in the Consolidated Balance Sheet at December 31, 1993. Additionally, Sales Financing was providing servicing for portfolios, owned by other financial institutions and securitization trusts with total outstandings of $415.0 million at December 31, 1993 ($338.0 million in 1992) which were not included in finance receivables.

      o Commercial Services--Factoring of accounts receivables, including credit protection, bookkeeping and collection activities. Finance receivables experienced a modest decline of $28.3 million (2.8%) during 1993, ending the year at $981.9 million, compared to $1.01 billion at year-end 1992. Factoring volume for 1993 rose to $7.67 billion (up 3.9%) from $7.38 billion in 1992.

Finance Receivables Composition

      The finance  receivables  portfolio is  principally  composed of loans and
direct  financing  and  leveraged  leases  with  commercial   customers  located
throughout the United States.

      Considering current economic forecasts and depending upon the amount of growth in Consumer Finance home equity loans, management expects no major shifts in geographic composition or industry composition of the portfolio in 1994.

Geographic Composition

      The following table presents the finance receivables portfolio by customer location, excluding equipment under operating lease:


                                                    At December 31, 1993              At December 31, 1992
                                                  --------------------------       --------------------------
                                                    Amount           Percent          Amount          Percent
                                                  ----------         -------       ----------         -------
                                                                    Dollar Amounts in Millions
United States
   Northeast ..............................       $  3,414.0          27.1%        $  3,218.2           27.3%
   West ...................................          2,540.3          20.1            2,449.7           20.8
   Midwest ................................          2,523.5          20.0            2,119.8           18.0
   Southeast ..............................          1,744.9          13.8            1,738.0           14.8
   Southwest ..............................          1,554.8          12.3            1,435.2           12.2
Foreign (principally commercial aircraft) .            846.6           6.7              810.6            6.9
                                                  ----------         -----         ----------          -----
   Total ..................................       $ 12,624.1         100.0%        $ 11,771.5          100.0%
                                                  ==========         =====         ==========          =====


Industry Composition

      The  following  table  presents  the  finance  receivables   portfolio  by
industry, excluding equipment under operating lease. Amounts for 1992 have been restated to conform to the 1993 presentation.


                                                        At December 31, 1993              At December 31, 1992
                                                     -------------------------          -----------------------
                                                       Amount          Percent            Amount        Percent
                                                     ----------        -------          ----------      -------
                                                                        Dollar Amounts in Millions
Commercial airlines .......................          $  1,437.3         11.4%           $  1,594.3       13.6%
Construction (non-real estate)(a) .........             1,208.5          9.6               1,018.2        8.7
Recreational vehicles .....................               872.0          6.9                 930.3        7.9
Manufacturers
   Apparel ................................               284.8          2.3                 321.3        2.7
   Textile and mill products ..............               358.2          2.8                 358.8        3.1
   Steel and metal products ...............               424.3          3.4                 486.5        4.1
   Industrial machinery and equipment .....               432.9          3.4                 381.9        3.2
   Printing and paper products ............               274.2          2.2                 249.6        2.1
   Transportation equipment ...............               421.5          3.3                 243.4        2.1
   Other ..................................             1,085.3          8.6                 969.7        8.2
Retailers

  Apparel .................................               482.4          3.8                 533.3        4.5
   General merchandise ....................               248.3          2.0                 181.7        1.5
   Building materials .....................                29.6          0.2                  27.5        0.2
   Other ..................................                83.8          0.7                  71.3        0.6
Printing and publishing ...................               610.1          4.8                 504.8        4.3
Transportation(b) .........................               591.8          4.7                 531.0        4.5
Wholesalers ...............................               521.1          4.1                 501.2        4.3
Shipping(c) ...............................               419.5          3.3                 352.5        3.0
Manufactured housing ......................               399.5          3.2                 462.1        3.9
Electrical generation .....................               242.9          1.9                 227.9        1.9
Service businesses ........................               223.0          1.8                 167.7        1.4
Mining, oil and gas extraction ............               221.7          1.8                 186.3        1.6
Equipment leasing and rental ..............               197.8          1.6                 110.3        0.9
Financial institutions ....................               186.9          1.5                 211.5        1.8
Consumer--home equity .....................               131.3          1.0                   6.1        0.1
Others (each class less than 2.0% of finance
   receivables) ...........................             1,235.4          9.7               1,142.3        9.8
                                                      ---------        -----             ---------      -----
   Total ..................................          $ 12,624.1        100.0%           $ 11,771.5      100.0%
                                                      =========        =====             =========      =====

- ----------
(a) The construction portfolio included approximately 5,800 general contractor and equipment dealer obligors at December 31, 1993. Approximately 31% of the portfolio at year-end 1993 was located in the western region of the United States, with the remaining balance widely dispersed throughout other regions of the country.

(b) Transportation included rail, bus, over-the-road trucking, and business aircraft industries and consisted of approximately 730 obligors at December 31, 1993. The portfolio was widely dispersed throughout the United States.

(c) At December 31, 1993, the shipping industry portfolio was widely dispersed and included 56 obligors financing cruise and freight-carrying ships, intermodal equipment, barges, tugboats, containers and chassis.

Equipment Under Operating Lease

     Capital Equipment Financing and Industrial Financing enter into lease transactions (with estimated residual value in excess of 20% of the original purchase price) which are accounted for as operating leases. In addition to rentals under the current lease, other components of operating lease profitablity include re-leasing rentals and expected proceeds from remarketing the assets. In accordance with the policy of reviewing and adjusting the net carrying values of lease residuals to projected fair market values, management or outside consultants periodically perform appraisals of the equipment under operating lease. Based upon such periodic appraisals, the aggregate fair values of equipment under operating lease exceeded carrying value at December 31, 1993.

      The following table presents the net book value of operating lease assets.

                                                      At December 31, 1993                At December 31, 1992
                                                     -------------------------           ----------------------
                                                     Amount            Percent           Amount         Percent
                                                     ------            -------           ------         -------
                                                                     Dollar Amounts in Millions
Commercial aircraft.........................          $457.6            60.9%            $359.3          77.6%
Business aircraft...........................            88.3            11.7               44.2           9.5
Oil refinery................................            86.2            11.5                 --            --
Over-the-road transportation equipment......            81.8            10.9               40.1           8.7
Construction and mining equipment...........            18.2             2.4               10.1           2.2
Rail equipment..............................            11.6             1.5                5.9           1.3
Other.......................................             8.2             1.1                3.2           0.7
                                                      ------           -----             ------         -----
  Total                                               $751.9           100.0%            $462.8         100.0%
                                                      ======           =====             ======         =====

      Capital Equipment Financing equipment under operating lease totaled $565.7 million in 1993 compared to $384.3 million in 1992. The $181.4 million (47.2%) increase is due to leasing two commercial aircraft and the return to earning status, in December 1993, of certain oil refinery assets which are being utilized by a major international oil company under a long-term operating agreement. Such oil refinery assets were classified as a nonaccrual loan at year-end 1992 and were repossessed, together with other lenders, through a foreclosure in May 1993.

      Industrial Financing equipment under operating lease grew $107.7 million (137.3%) in 1993 to $186.2 million, from $78.5 million in 1992. The growth resulted from the leasing of business aircraft and over-the-road trucking equipment to several industry groups.

Financing and Leasing Assets Concentrations

Commercial Airlines

      Commercial airline finance receivables of $1.44 billion and equipment under operating lease of $457.6 million totaled $1.89 billion (14.2% of total financing and leasing assets before the reserve for credit losses) at December 31, 1993 compared to $1.95 billion (16.0%) in 1992. The portfolio is secured by commercial aircraft and related equipment. Management continues to monitor closely the growth in this portfolio relative to total financing and leasing assets.

      The following table presents information about the commercial airline industry portfolio.

                                                       At December 31,
                                                 --------------------------
                                                   1993              1992
                                                 --------          --------
                                                 Dollar Amounts in Millions
     Finance Receivables
       Amount Outstanding(a) ..........          $1,437.3          $1,594.3
       Number of obligors .............                43                47
                                                 --------          --------
     Operating Leases
       Net carrying value .............          $  457.6          $  359.3
       Number of obligors .............                21                17
                                                 --------          --------
         Total ........................          $1,894.9          $1,953.6
                                                 --------          --------
       Number of obligors(b) ..........                58                57
       Number of aircraft(c) ..........               276               304
                                                 --------          --------

- --------------
(a) Includes accrued rents on operating leases of $1.0 million and $1.5 million at December 31, 1993 and December 31, 1992, respectively, which are classified as finance receivables in the Consolidated Balance Sheets.

(b)  Certain   obligors  have  both  finance   receivable  and  operating  lease
     transactions.

(c) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules which phase out the use of Stage II aircraft in the United States through the year 2000. The International Civil Aviation Organization has issued similar requirements for Europe. At year-end 1993, the portfolio consisted of 214 Stage III aircraft (78%) and 62 Stage II aircraft (22%) versus 231 Stage III aircraft (80%) and 73 Stage II aircraft (20%) at year-end 1992.

      The following table presents data on commercial airline obligors (included in the preceding table) that are subject to proceedings under Chapter 11 of the Bankruptcy Reform Act of 1978, as amended.

                                                        At December 31,
                                                    ----------------------
                                                     1993            1992
                                                    ------          ------
                                                  Dollar Amounts in Millions
     Finance Receivables
       Amount Outstanding(a) ..............          $  3.4          $111.0
       Number of obligors .................               1               3
                                                     ------          ------
     Operating Leases
       Net carrying value .................          $ 60.8          $ 87.0
       Number of obligors .................               1               2
                                                     ------          ------
         Total ............................          $ 64.2          $198.0
                                                     ------          ------
       Number of obligors(b) ..............               1               3
       Number of aircraft .................               5              32
                                                     ------          ------

- --------------
(a) Includes accrued rents on operating leases of $0.3 million and $ 0.5 million at December 31, 1993 and December 31, 1992 respectively.

(b)  Certain   obligors  have  both  finance   receivable  and  operating  lease
     transactions.

      The declines from year-end 1992 reflected in the table above are primarily the result of the emergence of Continental Airlines, Inc. and Trans World Airlines, Inc. from Chapter 11 bankruptcy proceedings during 1993. In February 1993, the Corporation took title to a Boeing 757-200 from America West which was re-leased to another airline in July 1993 after completion of maintenance inspections required under FAA regulations. At December 31, 1993, America West, the remaining airline under Chapter 11 bankruptcy protection, was current on all remaining contractual obligations owed to the Corporation.

Foreign Outstandings

      Financing and leasing assets to foreign obligors, primarily to the commercial airline industry, totaled $1.05 billion at December 31, 1993, consisting of $846.6 million in finance receivables and $204.5 million in equipment under operating lease. The largest exposures at December 31, 1993 were to Mexico, $167.4 million (1.22% of total assets) and the United Kingdom, $128.0 million (.93% of total assets). The remaining foreign exposure is well disbursed with no individual country representing more than .75% of total assets.

      At December 31, 1992, financing and leasing assets to foreign obligors totaled $951.2 million, consisting of $810.6 million in finance receivables and $140.6 million in equipment under operating lease. Outstandings to obligors in the United Kingdom totaled $135.7 million, representing 1.04% of total assets. No other foreign obligor had aggregate outstandings exceeding .86% of total assets.


Highly Leveraged Transactions

      Certain regulatory agencies require that a buyout financing or recapitalization be reported as a highly leveraged transaction ("HLT") if it meets or exceeds $20 million in original financing and fulfills one of the following criteria:

      o The transaction at least doubles the borrower's liabilities and results in a leverage ratio (as defined) higher than 50%.

      o The transaction results in a leverage ratio higher than 75%.

      o The transaction is designated as an HLT by a syndication agent.

      A transaction, originally reported as an HLT, can be removed from this classification ("delisted") if the leveraged company has demonstrated the ability to operate successfully as a highly leveraged entity for at least two years after the original financing and meets one of the following criteria:

      o The original financing has been repaid using cash flow from operations, planned asset sales, or a capital infusion.

      o The debt has been serviced without undue reliance on unplanned asset sales, and certain leverage ratios (related to the original criteria under which the financing qualified as an HLT) have been maintained.

      The Corporation, primarily through Business Credit, originates and participates in HLTs which totaled $476.6 million (3.6% of financing and leasing assets before the reserve for credit losses) at December 31, 1993, down from $493.7 million (4.0%) at December 31, 1992. The decline in HLT outstandings during 1993 was primarily due to delisting companies, with approximately $138 million of finance receivables owed to the Corporation at year-end 1992, that met the aforementioned delisting criteria, partially offset by new fundings that met the HLT criteria. The Corporation's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flow from operations.

      At December 31, 1993, the HLT portfolio consisted of 28 obligors in 13 different industry groups, with approximately 31.9% of the outstandings located in the Northeast region of the United States and 30.5% in the Southeast. Three accounts totaling $34.7 million were classified as nonaccrual at December 31, 1993 compared to $14.8 million (two accounts) at year-end 1992. Unfunded commitments to lend in secured HLT situations were $123.1 million at December 31, 1993 compared to $78.4 million at year-end 1992.

Credit Risk Management

      Financing and leasing assets are monitored for credit and collateral risk both during the credit granting process and periodically after the advancement of funds. Each business unit is responsible for developing and implementing a formal credit management process in accordance with formal uniform guidelines established by the Executive Credit Committee of the Corporation. These guidelines set forth risk acceptance criteria for: (1) selected target markets and products; (2) the creditworthiness of borrowers, including credit history, financial condition, adequacy of cash flow and quality of management; and (3) the type and value of underlying collateral and guarantees (including recourse provisions with dealers and manufacturers). The financing and leasing asset portfolio is diversified by industry, geographic location, and collateral type. As economic and market conditions change, credit risk management practices are reviewed and modified, if necessary, to minimize the risk of credit loss.

      Periodically, financing and leasing assets are evaluated based upon credit criteria developed under the Corporation's uniform credit grading system and the use of a comprehensive exposure reporting system that analyzes the financing and leasing assets portfolio by obligor, and by industry, geographic location, and collateral type. Concentrations are monitored and limits are changed by management as conditions warrant to minimize the risk of credit loss.

Past Due and Nonaccrual Finance Receivables and Assets Received in Satisfaction of Loans

      Finance receivables past due 60 days or more declined to $216.1 million (1.71% of finance receivables before the reserve for credit losses) at December 31, 1993, from $335.8 million (2.85%) at December 31, 1992. Excluding finance receivables in Industrial Financing that have dealer or manufacturer recourse provisions, the percentage of past due receivables 60 days or more was 1.47% at year-end 1993 compared to 2.57% at year-end 1992.

      Finance receivables on nonaccrual status included in past due finance receivables declined to $139.9 million (1.11% of finance receivables before the reserve for credit losses) at December 31, 1993, from $234.2 million (1.99%) at December 31, 1992 due principally to the return to earning status of the oil refinery assets discussed in the Equipment Under Operating Lease section. At year-end 1993, nonaccrual finance receivables were principally related to manufacturing companies, including a manufacturer placed on nonaccrual status in 1992. Collection efforts regarding this borrower are ongoing; however, the outlook for this loan remains uncertain at this time.

      Assets received in satisfaction of loans decreased by $6.8 million in 1993, principally due to the sale of business aircraft and retail equipment partially offset by the in-substance foreclosure in December 1993 of a commercial aircraft which the Corporation took legal title to in February 1994. A nonrefundable deposit has been received in connection with remarketing the aforementioned commercial aircraft to another airline.

      The following table presents the assets received in satisfaction of loans including in-substance foreclosures.

                                                         At December 31,
                                                      --------------------
                                                       1993          1992
                                                      ------        ------
                                                       Amounts in Thousands
     Retail merchandise, property and
        accounts receivable(a) ................       $29,214       $37,262
     Commercial aircraft ......................        17,235          --
     Other transportation(b) ..................        15,255        28,034
     Property and equipment ...................        13,480        14,203
     Other ....................................        11,773        14,281
                                                      -------       -------
       Total ..................................       $86,957       $93,780
                                                      =======       =======

- --------------
(a) Retail merchandise, property and accounts receivable includes the assets of a bankrupt building supply retailer.

(b) Other transportation includes business aircraft, trailers, and recreational vehicles.

      The economic recovery contributed to the decline in past due and nonaccrual finance receivables and assets received in satisfaction of loans in 1993. If the economy continues to strengthen, management believes that some modest further improvement may occur in the levels of either past due finance receivables, nonaccrual finance receivables, or assets received in satisfaction of loans, from the improved year-end 1993 levels.

Asset/Liability Management

      Management strives to optimize net interest revenue while managing interest rate and liquidity risk under formal policies established and monitored by the Capital Committee, which is comprised of members of senior management. The Capital Committee establishes and regularly reviews interest sensitivity, funding, liquidity, and asset-pricing guidelines, along with other market interest rate risk management strategies.

Interest Rate Risk

      Fluctuations in market interest rates can affect net interest revenue through changes in the spread between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities. As the level of market interest rates and the relationship between short-term and long-term market interest rates change, there is exposure to potential increases or decreases in net interest revenue.

      The degree of interest rate sensitivity is continuously monitored by measuring the repricing characteristics of interest-sensitive assets and liabilities. These characteristics include the dollar amounts of interest-sensitive assets and liabilities, the contractual interest rate, the prime rate or other repricing index, the maturity, and estimated prepayments. The potential effect of market interest rate fluctuations is simulated through computer modeling, incorporating not only the current degree of interest rate sensitivity, but also the effects of various repricing scenarios for interest-sensitive assets and liabilities. The Capital Committee actively manages the interest rate sensitivity by changing the relationship of fixed and floating rate debt and by utilizing interest rate swaps and caps.

      The notional principal amount of interest rate swap transactions at December 31, 1993 totaled $3.69 billion and were principally used to convert the effective interest rate on floating rate debt to a fixed interest rate. The Corporation also purchased interest rate caps with an outstanding notional principal amount of $1.45 billion at December 31, 1993 to hedge the interest rate on commercial paper borrowings of a like amount. Of these, $1.15 billion was purchased in conjunction with the sale of an equal amount of caps to hedge the net interest margin on a comparable amount of floating rate finance receivables, which reprice based on the prime rate and are funded by commercial paper, from short-term market interest rate fluctuations.

Liquidity Risk

      The Capital Committee manages liquidity through the monitoring of: (1) expected principal repayments of the existing finance receivables portfolio, (2) the expected generation of cash flow from operations and, (3) the borrowing of funds, primarily in the United States money and capital markets. Such cash is used to fund asset growth (including the bulk purchase of receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis. The primary source of funding is commercial paper borrowings, augmented by proceeds from the sales of medium-term notes and other debt securities. The Corporation also enters into structured financings (involving the issuance of debt coupled with an interest rate swap of corresponding maturity) which not only improve liquidity, but result in a lower overall funding cost than could be achieved by issuing debt alone. For example, a medium-term variable rate note is issued and coupled with a swap exchanging floating rate interest for a fixed rate creating, in effect, a lower cost medium-term fixed rate obligation. The liquidity position was also enhanced by issuing commercial paper with an average maturity of 91 days in 1993 and 89 days in 1992.

      Commercial paper outstanding increased $342.7 million to $6.52 billion at December 31, 1993, representing 60.4% of total debt outstanding at year-end 1993, due principally to funding the growth in financing and leasing assets, offset by a decrease in short-term interest-bearing deposits maintained for liquidity purposes. Term debt with maturities ranging from one to fifteen years was $4.28 billion (39.6% of total debt outstanding) at December 31, 1993, of which $1.69 billion (15.6% of total debt outstanding) was variable rate notes.

      Commercial paper borrowings are supported by a variety of bank credit facilities. At December 31, 1993, credit lines with 84 banks totaled $4.49 billion and support the current commercial paper position as well as growth in the foreseeable future. In 1993, $1.52 billion of new facilities were arranged with domestic and foreign banks, principally through a three-year revolving credit agreement. As a result, credit line coverage increased to 68.9% of operating commercial paper outstanding (commercial paper outstanding less interest-bearing deposits) at year-end 1993, up from 64.2% in 1992. No borrowings have been made under credit lines since 1970.

Capitalization

      The following table presents information regarding the Corporation's capital structure.

                                                                                 At December 31,
                                                                        ----------------------------------
                                                                            1993                 1992
                                                                        ------------          ------------
                                                                            Dollar Amounts in Thousands
      Commercial paper..............................................     $ 6,516,139           $ 6,173,465
      Variable rate notes...........................................       1,686,500             1,477,830
      Fixed rate notes..............................................       2,592,500             2,679,011
                                                                         -----------           -----------
      Total debt....................................................     $10,795,139           $10,330,306
      Stockholders' equity..........................................       1,692,235             1,601,091
                                                                         -----------           -----------
      Total capitalization..........................................     $12,487,374           $11,931,397
                                                                         ===========           ===========
      Debt-to-equity ratio (excluding interest-bearing deposits)*...       6.38 to 1             6.07 to 1
                                                                         ===========           ===========


- --------------
* For purposes of managing capital resources, management considers short-term interest-bearing deposits to be, in substance, a reduction of short-term debt. There were no short-term interest-bearing deposits at December 31, 1993.

      Dividend policy requires the payment of quarterly dividends equal to and not exceeding 50% of net operating earnings. During 1993, regular cash dividends of $91.2 million were paid to DKB and MHC Holdings (a subsidiary of Chemical Banking Corporation) based upon their respective 60% and 40% stock ownership. At year-end 1992, a one-time special dividend of $150.0 million was paid to the stockholders. Immediately thereafter, DKB and MHC Holdings contributed $150.0 million to additional paid-in capital of the Corporation in proportion to their respective ownership interests.

      In 1993, a shelf registration statement to offer publicly $3.00 billion in medium-term notes and other debt securities was filed with the Securities and Exchange Commission. During the year, $1.55 billion of variable rate notes and $635.0 million of fixed rate notes were issued with individual terms ranging from one to fifteen years. Repayments of term debt during 1993 totaled $2.06 billion. At December 31, 1993, $2.87 billion of registered but unissued debt securities remained available under shelf registration statements.

      The Corporation's commercial paper, publicly issued variable rate and fixed rate senior debt, and senior subordinated long-term notes and debentures are rated by Moody's Investors Service, Standard & Poor's Corporation and Duff & Phelps Credit Rating Company.

Recently Issued Accounting Pronouncements

Accounting by Creditors for Impairment of a Loan

      Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), was issued by the Financial Accounting Standards Board in May 1993. SFAS 114 requires that the value of an impaired loan be measured based upon: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; or (2) the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. SFAS 114 is effective for fiscal years beginning after December 15, 1994.In general, the Corporation's loans are collateral dependent and, when impaired, are usually carried at the lower of book value or the fair value of the collateral. Although management has not completed evaluating the effect of implementing SFAS 114, at this time, it does not expect the effect on the consolidated financial position or results of operations to be significant.

Accounting for Certain Investments in Debt and Equity Securities

      In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which is effective for fiscal years beginning after December 15, 1993. SFAS 115 supersedes Statement of Financial Accounting Standards No. 12, "Accounting for Certain Marketable Securities" and addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. At December 31, 1993, an insignificant amount of the Corporation's assets would be subject to the provisions of SFAS 115, therefore, management believes that SFAS 115 will not have a significant impact on the consolidated financial position or results of operations.

1992 vs. 1991

Net Income

      Net income for the year ended December 31, 1992 was a record $162.3 million, an increase of $12.2 million (8.1%) from the $150.1 million reported in 1991. Excluding $4.2 million of after-tax extraordinary charges related to redeeming long-term debt in 1992 ($1.3 million in 1991), net income increased 10.0% to $166.5 million compared to $151.5 million in 1991. Factors that contributed to the improvement in earnings included an increase in net interest revenue and higher fees and other non-interest sources of revenue, partially offset by moderate increases in the provision for credit losses and operating expenses.

Net Interest Revenue

      Net interest revenue for 1992 was $622.8 million, an increase of $53.5 million (9.4%) compared to $569.2 million in 1991. Factors contributing to the improvements in net interest revenue and net interest margin included the following:

      o In 1992, amid a lower interest rate environment, the Corporation's borrowing costs declined more than the yields on its financing and leasing assets due to effective pricing of new business. As a percentage of AEA, net interest revenue was 5.46% for 1992 compared to 5.14% for 1991.

      o AEA increased to $11.40 billion in 1992 versus $11.06 billion in 1991.

      o The full year effect of Credit Finance, acquired in February 1991, increased net interest revenue.

      o Fees, commissions and other non-interest sources of revenue increased in 1992 compared to 1991 reflecting a greater amount of fee-based transactions and establishing fees for a wider range of services.

      o The interest rate repricing characteristics of assets and liabilities were closely monitored to prudently benefit from the decline in interest rates during 1992.

      Interest and fees earned in 1992 totaled $1.17 billion, a decrease of $103.8 million (8.1%) from $1.28 billion earned in 1991. The decline in revenues was mainly due to lower yields on AEA, which fell to 10.13% in 1992 from 11.20% in 1991. Yields on fixed and floating rate receivables were negatively impacted by declining interest rates in 1992, which led to higher than normal customer paydowns as borrowers refinanced existing higher-yielding loans at market interest rates. Additionally, the average level of nonperforming assets rose in 1992, resulting in a higher level of foregone interest revenue. Nonaccrual finance receivables were $234.2 million at December 31, 1992 versus $190.7 million at year-end 1991.

      Interest expense for 1992 decreased $157.4 million (22.2%) to $552.0 million from $709.4 million in 1991. The decrease reflects $178.2 million in lower funding costs of earning assets and $19.9 million of lower funding costs related to interest-bearing deposits maintained for liquidity purposes, partially offset by an increase of $40.7 million for funding the growth in average earning assets.

     A comparative analysis of the weighted average interest rates paid on the Corporation's debt, after the effect of interest rate swaps, is shown in the accompanying table.

                                                 Year Ended December 31,
                                                 -----------------------
                                                    1992         1991
                                                 ----------   ----------
     Floating rate debt ...................         4.12%        6.31%
     Fixed rate debt ......................         7.66%        9.15%
     Composite interest rate ..............         5.66%        7.31%

Gains on Asset Sales

      Gains on asset sales in 1992 totaled $13.9 million, down from $25.6 million in 1991. The 1992 gains included $7.3 million from the sale of equipment coming off lease ($11.8 million in 1991) and $6.6 million from a securitization of manufactured housing receivables. The 1991 gains included $13.8 million from the sale of assets received in satisfaction of loans.

Operating Expenses before Provision for Credit Losses

      Operating expenses, before the provision for credit losses, totaled $261.6 million in 1992, an increase of $15.3 million (6.2%), compared to $246.3 million in 1991. The 1992 amount included the full year effect of Credit Finance, acquired in February 1991. As a percentage of AEA, such operating expenses were 2.30% in 1992 versus 2.23% in 1991.

      Salaries and employee benefits for 1992 were $137.9 million, $10.9 million (8.5%) above the $127.1 million reported in 1991, mainly due to higher salaries and incentive compensation. Employee headcount was 2,355 at December 31, 1992 versus 2,346 in 1991. Excluding personnel for the new Consumer Finance operation, headcount declined by more than 20 since year-end 1991.

      Other operating expenses in 1992 totaled $123.7 million, an increase of $4.4 million (3.7%), compared to $119.3 million in 1991. The 1992 amount was impacted by higher repossession expenses, depreciation of commercial aircraft while being re-marketed, and start-up expenses related to Consumer Finance. Excluding these expenses, other operating expenses in 1992 were basically unchanged from 1991.

Income Taxes

      The provision for Federal and state and local income taxes in 1992 increased to $105.3 million from $100.0 million in 1991. The effective income tax rate was 38.7%, down from 39.8% in 1991.

Financing and Leasing Assets

      Finance receivables and equipment under operating lease were $12.23 billion at December 31, 1992, a rise of $564.6 million (4.8%) from $11.67 billion at year-end 1991. At year-end 1992, finance receivables totaled $11.77 billion, an increase of $249.9 million (2.2%) from $11.52 billion at year-end 1991. Equipment under operating lease totaled $462.8 million at December 31, 1992, up from $148.0 million at year-end 1991.

      Capital Equipment Financing receivables and equipment under operating lease totaled $4.81 billion at December 31, 1992, an increase of 6.7% from year-end 1991. The increase was primarily due to financings to the commercial airline and shipping industries, offset in part by sluggish economic conditions. Business Credit receivables amounted to $1.28 billion at year-end 1992, an increase of 7.2% from year-end 1991. The increase in finance receivables was largely due to new business opportunities in the manufacturing and retail sectors, partially offset by higher than normal customer paydowns and the receipt of assets in satisfaction of a loan from a bankrupt building supply concern. Credit Finance receivables totaled $545.0 million at December 31, 1992, an increase of 10.4% from year-end 1991, reflecting new business with various manufacturers, primarily paper and metal producers.

      Industrial Financing receivables and equipment under operating lease totaled $3.17 billion at December 31, 1992, an increase of 5.2% from year-end 1991. The rise reflected strong fourth quarter volume, including portfolio acquisitions from equipment dealers and a rise in business aircraft transactions. Sales Financing receivables totaled $1.41 billion at December 31, 1992, a decrease of 0.9% since year-end 1991. This unit's expanding recreational vehicle portfolio was offset by higher prepayment activity earlier in the year, the sale of the remaining business equipment leasing receivables, and a securitization of manufactured housing receivables.

      Commercial Services receivables totaled $1.01 billion at December 31, 1992, a decrease of 1.7% from year-end 1991. The modest decline reflects paydowns from the retail sector during the fourth quarter of 1992.

Finance Receivables Composition

     The finance receivables portfolio is principally composed of commercial and industrial loans and direct financing and leveraged leasing receivables. The portfolio mix and finance receivables concentrations did not significantly change from year-end 1991.

Financing and Leasing Assets Concentrations
  Commercial Airlines

      Commercial airline finance receivables of $1.59 billion and operating leases of $359.3 million totaled $1.95 billion (16.0% of total financing and leasing assets before the reserve for credit losses) at December 31, 1992 compared to $1.70 billion (14.5%) at year-end 1991. The portfolio is secured by commercial aircraft and related equipment.

     The following table presents the commercial airline industry portfolio.

                                                    Year Ended December 31,
                                                  --------------------------
                                                    1992              1991
                                                  --------          --------
                                                 Dollar Amounts in Millions
     Finance Receivables
         Amount outstanding(a) ..........         $1,594.3         $1,592.4
         Number of obligors .............               47               43
                                                  --------         --------
     Operating Leases
         Net carrying value .............         $  359.3         $  103.4
         Number of obligors .............               17                5
                                                  --------         --------
             Total ......................         $1,953.6         $1,695.8
                                                  ========         ========
         Number of obligors (b) .........               57               46
         Number of aircraft (c) .........              304              294
                                                  ========         ========

- --------------
(a) Includes accrued rents on operating leases of $1.5 million and $0.2 million at December 31, 1992 and December 31, 1991, respectively.

(b)  Certain   obligors  have  both  finance   receivable  and  operating  lease
     transactions.

(c) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules which phase out the use of Stage II aircraft in the United States through the year 2000. The International Civil Aviation Organization has issued similar requirements for Europe. At year-end 1992, the portfolio consisted of 231 Stage III aircraft (80%) and 73 Stage II aircraft (20%) versus 208 Stage III aircraft (75%) and 86 Stage II (25%) at year-end 1991.

      At December 31, 1992, outstandings of $18.6 million on three commercial aircraft with two of the three bankrupt airlines (each with collateral value in excess of carrying value) were included in finance receivables past due 60 days or more. No other commercial airline finance receivables or lease payments were past due 60 days or more at December 31, 1992.

      At year-end 1991, six commercial aircraft with a carrying value of $96.8 million were included in assets received in satisfaction of loans. The Corporation re-leased, under operating lease agreements, all six commercial aircraft during 1992. No commercial aircraft were included in assets received in satisfaction of loans at December 31, 1992.

  Retail Industry

      Retail industry receivables, principally through Commercial Services, totaled $813.8 million (6.7% of financing and leasing earning assets before the reserve for credit losses) at December 31, 1992 compared to $872.5 million (7.5%) at December 31, 1991. Outstandings to retailers on nonaccrual status declined to $20.9 million at December 31, 1992 from $61.0 million at year-end 1991, primarily due to the receipt of assets of a bankrupt building supply retailer by Business Credit.

Highly Leveraged Transactions

      HLTs totaled $493.7 million (4.0% of financing and leasing assets before the reserve for credit losses) at December 31, 1992, down from $588.8 million (5.0%) at December 31, 1991. The decline in HLT outstandings in 1992 was primarily due to delisting $73.2 million of finance receivables and to the receipt of assets of the bankrupt building supply concern previously referred to in the Retail Industry section. The Corporation's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flow from operations. At December 31, 1992, the HLT portfolio consisted of 25 obligors in 13 different industry groups, with approximately 24.5% of the outstandings located in the Northeast region of the United States and 44.1% in the Southeast. Two accounts totaling $14.8 million were classified as nonaccrual at December 31, 1992 compared to $57.2 million (3 accounts) at year-end 1991. Unfunded commitments to lend in secured HLT situations were $78.4 million at December 31, 1992 compared to $76.3 million at year-end 1991.

Provision and Reserve for Credit Losses

     Continued weakness in the U.S. economy throughout 1992 led to a modest rise in charge-offs in 1992, while the amounts of past due loans declined and non-performing assets remained relatively unchanged from 1991. Information concerning the provision for credit losses and net charge-offs is summarized below:

                                               Year Ended December 31,
                                               -----------------------
                                                  1992         1991
                                               ----------   ----------
                                             Dollar Amounts in Thousands

     Net charge-offs ......................     $ 98,284     $ 95,169
     Provision for credit losses
        for reserve increase ..............        4,891        1,883
                                                --------     --------
     Provision for credit losses ..........     $103,175     $ 97,052
                                                ========     ========
     Percent of net charge-offs
        to average finance receivables ....          .84%         .82%
                                                ========     ========

     Net charge-offs increased by a modest $3.1 million (3.3%) in 1992. The ratio of net charge-offs to average finance receivables rose slightly in 1992 to .84% from .82% in 1991.

      The reserve for credit losses amounted to $158.5 million (1.35% of outstanding finance receivables) at December 31, 1992 compared to $155.1 million (1.35%) at year-end 1991.

Past Due and Nonaccrual Finance Receivables and Assets Received in Satisfaction of Loans

      Finance receivables past due 60 days or more totaled $335.8 million (2.85% of finance receivables) at December 31, 1992, down from $351.1 million (3.05%) at December 31, 1991. Excluding finance receivables in Industrial Financing which have dealer or manufacturer recourse provisions, the percentage of past due loans 60 days or more was 2.57% at year-end 1992 compared to 2.65% at year-end 1991.

      Finance receivables on nonaccrual status included in past due receivables totaled $234.2 million (1.99% of finance receivables) at December 31, 1992, up from $190.7 million (1.66%) at December 31, 1991. At year-end 1992, the nonaccrual finance receivables portfolio was principally related to the retail, oil refining, manufacturing, and construction industries.

      The following table lists the assets received in satisfaction of loans, including in-substance foreclosures.


                                                                              Year Ended December 31,
                                                                            ---------------------------
                                                                              1992               1991
                                                                            --------           --------
                                                                                Amounts in Thousands

  Commercial aircraft (a)                                                        --            $ 96,762
  Other transportation (b)                                                   $28,034             21,246
  Retail merchandise, property and accounts receivable (c)                    37,262                --
  Property and equipment                                                      14,203             15,741
  Construction and mining                                                      7,566              3,616
  Other                                                                        6,715              2,785
                                                                             -------           --------
      Total                                                                  $93,780           $140,150
                                                                             =======           ========


- --------------
(a) Commercial aircraft includes aircraft and related equipment. A discussion of this equipment category is presented in "Financing and Leasing Assets Concentrations--Commercial Airlines."

(b) Other transportation includes business aircraft, trucks, trailers, and recreational vehicles.

(c) Retail merchandise, property and accounts receivable includes the assets of a bankrupt building supply retailer.

Item 8.  Financial Statements and Supplementary Data.

                          Independent Auditors' Report

The Board of Directors
The CIT Group Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of The CIT Group Holdings, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The CIT Group Holdings, Inc. and subsidiaries at December 31, 1993 and 1992, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1993.

                                           KPMG PEAT MARWICK

Short Hills, New Jersey
January 18, 1994

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                             December 31,
                                                   ----------------------------
                                    Assets             1993             1992
                                                   -----------      -----------
Financing and leasing assets                            Amounts in Thousands
Finance receivables (net of unearned finance
   income of $1,482,069 and $1,592,049)
   (Note 2)
Corporate Finance
Capital Equipment Financing .....................   $  4,394,528   $  4,429,089
Business Credit .................................      1,282,133      1,281,283
Credit Finance ..................................        645,642        545,023
                                                    ------------   ------------
                                                       6,322,303      6,255,395
Dealer and Manufacturer Financing
Industrial Financing ............................      3,880,991      3,094,102
Sales Financing .................................      1,438,865      1,411,812
                                                    ------------   ------------
                                                       5,319,856      4,505,914
Factoring
Commercial Services .............................        981,935      1,010,186
                                                    ------------   ------------
   Finance receivables ..........................     12,624,094     11,771,495
Reserve for credit losses (Note 3) ..............       (169,378)      (158,483
                                                    ------------   ------------
   Net finance receivables ......................     12,454,716     11,613,012
Equipment under operating lease, net (Note 4) ...        751,901        462,757
                                                    ------------   ------------
   Net Financing and leasing assets .............     13,206,617     12,075,769
Cash and cash equivalents
Cash ............................................        101,554         89,793
Interest-bearing deposits .......................           --          610,000
                                                    ------------   ------------
   Cash and cash equivalents ....................        101,554        699,793
Other assets ....................................        420,310        252,866
                                                    ------------   ------------
   Total assets .................................   $ 13,728,481   $ 13,028,428
                                                    ============   ============

         Liabilities and Stockholders' Equity

Debt (Notes 5 and 6)
Commercial paper ................................   $  6,516,139   $  6,173,465
Variable rate notes .............................      1,686,500      1,477,830
Fixed rate notes ................................      2,392,500      2,479,011
Subordinated fixed rate notes ...................        200,000        200,000
                                                    ------------   ------------
   Total debt ...................................     10,795,139     10,330,306
Credit balances of factoring clients ............        521,728        452,606
Accrued liabilities and payables ................        324,520        284,427
Deferred Federal income taxes and
   investment tax credits .......................        394,859        359,998
                                                    ------------   ------------
   Total liabilities ............................     12,036,246     11,427,337
Stockholders' equity (Notes 8 and 15)
Common stock--authorized,
  issued and outstanding--1,000 shares ..........        250,000        250,000
Paid-in capital .................................        408,320        408,320
Retained earnings ...............................      1,033,915        942,771
                                                    ------------   ------------
   Total stockholders' equity ...................      1,692,235      1,601,091
                                                    ------------   ------------
   Total liabilities and stockholders' equity ...   $ 13,728,481   $ 13,028,428
                                                    ============   ============

See accompanying notes to consolidated financial statements.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                                 Year Ended December 31,
                                                                                 -------------------------------------------------
                                                                                      1993               1992               1991
                                                                                 -----------        -----------        -----------
                                                                                                Amounts in Thousands

Interest and fees earned ................................................        $ 1,181,914        $ 1,174,796        $ 1,278,617
Interest expense ........................................................            508,006            552,017            709,373
                                                                                 -----------        -----------        -----------
    Net interest revenue ................................................            673,908            622,779            569,244
                                                                                 -----------        -----------        -----------
Gains on asset sales ....................................................             23,945             13,883             25,626
                                                                                 -----------        -----------        -----------
Salaries and employee benefits ..........................................            152,139            137,914            127,060
Other operating expenses ................................................            130,043            123,721            119,273
                                                                                 -----------        -----------        -----------
    Operating expenses before provision for credit losses ...............            282,182            261,635            246,333
Provision for credit losses (Note 3) ....................................            104,874            103,175             97,052
                                                                                 -----------        -----------        -----------
    Total operating expenses ............................................            387,056            364,810            343,385
                                                                                 -----------        -----------        -----------
    Income before provision for income
      taxes and extraordinary item ......................................            310,797            271,852            251,485
Provision for income taxes (Note 7) .....................................            128,489            105,311            100,032
                                                                                 -----------        -----------        -----------
    Income before extraordinary item ....................................            182,308            166,541            151,453
Extraordinary item--loss on early
  extinguishment of debt, net of income
  tax benefit of $2,523 in 1992 and
  $789 in 1991 (Note 5) .................................................               --               (4,241)            (1,325)
                                                                                 -----------        -----------        -----------
    Net income ..........................................................        $   182,308        $   162,300        $   150,128
                                                                                 ===========        ===========        ===========

See accompanying notes to consolidated financial statements.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                           1993          1992          1991
                                                                      ----------       -----------       ---------
                                                                                  Amounts in Thousands

Common stock
Balance, beginning and end of period ..........................       $  250,000       $  250,000      $  250,000
                                                                      ----------      -----------       ---------
Paid-in capital
Balance, beginning of period ..................................       $  408,320       $  258,320      $  258,320
Capital contribution from stockholders (Note 15) ..............               --          150,000              --
                                                                      ----------       ----------       ---------
Balance, end of period ........................................       $  408,320       $  408,320      $  258,320
                                                                      ----------       ----------       ---------
Retained earnings
Balance, beginning of period ..................................       $  942,771       $1,011,464      $  936,385
Net income ....................................................          182,308          162,300         150,128
Dividends paid--regular .......................................          (91,164)         (80,993)        (75,049)
          --special (Note 15) .................................               --         (150,000)             --
                                                                      ----------       ----------       ---------
Balance, end of period ........................................       $1,033,915       $  942,771      $1,011,464
                                                                      ----------       ----------       ---------
Total stockholders' equity (Note 8) ...........................       $1,692,235       $1,601,091      $1,519,784
                                                                      ==========       ==========      ==========

See accompanying notes to consolidated financial statements.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Year Ended December 31,
                                                                           --------------------------------------------
                                                                                1993            1992            1991
                                                                           ------------    ------------    ------------
                                                                                         Amounts in Thousands

Cash flows from operations
Net income ............................................................    $    182,308    $    162,300     $   150,128
Adjustments to reconcile net income to net cash flows from
  operations:
  Extraordinary item--loss on early extinguishment of debt,
    net of income tax benefit .........................................            --             4,241           1,325
  Provision for credit losses .........................................         104,874         103,175          97,052
  Depreciation and amortization .......................................          49,728          29,041          16,555
  Provision for deferred Federal income taxes .........................          34,861          33,552          19,478
  Gains on asset sales ................................................         (23,945)        (13,883)        (25,626)
  Increase in accrued liabilities and payables ........................          31,980          20,717          45,665
  Decrease in other assets ............................................             817          22,923          19,751
  Other ...............................................................         (27,560)        (24,879)        (12,289)
                                                                           ------------    ------------    ------------
      Net cash flows provided by operations ...........................         353,063         337,187         312,039
                                                                           ------------    ------------    ------------
Cash flows from investing activities
Loans extended ........................................................     (20,854,006)    (16,810,392)    (13,940,882)
Collections on loans ..................................................      20,081,910      16,521,953      13,862,376
Purchases of assets to be leased ......................................        (940,938)     (1,019,513)       (765,498)
Collections on lease receivables ......................................         486,364         271,723         205,471
Purchases of finance receivables portfolios ...........................        (477,436)       (112,431)       (236,376)
Proceeds from asset sales .............................................         215,556          75,247          92,472
Proceeds from sales of assets received in satisfaction of loans .......          43,029          32,408          83,877
Net decrease (increase) in short-term factoring receivables ...........          90,465         (67,147)        (33,543)
Proceeds from sales of receivables ....................................            --            70,243         114,549
Purchase of Credit Finance subsidiary .................................            --              --          (501,866)
Other .................................................................         (16,930)        (24,561)        (20,812)
                                                                           ------------    ------------    ------------
      Net cash flows used for investing activities ....................      (1,371,986)     (1,062,470)     (1,140,232)
                                                                           ------------    ------------    ------------
Cash flows from financing activities
Net increase in commercial paper ......................................         342,674         696,948         924,854
Proceeds from the issuance of fixed rate notes ........................         635,000         830,000       1,030,000
Proceeds from the issuance of variable rate notes .....................       1,550,000       1,228,000         899,830
Repayments of variable rate, fixed rate and subordinated
  fixed rate notes ....................................................      (2,062,841)     (1,968,324)     (2,149,680)
Proceeds from non-recourse leveraged lease debt .......................         118,531         382,555         266,320
Repayments of non-recourse leveraged lease debt .......................         (71,516)        (60,715)        (16,108)
Cash dividends paid ...................................................         (91,164)       (230,993)        (75,049)
Capital contribution from stockholders ................................            --           150,000            --
                                                                           ------------    ------------    ------------
      Net cash flows from financing activities ........................         420,684       1,027,471         880,167
                                                                           ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ..................        (598,239)        302,188          51,974
Cash and cash equivalents, beginning of year ..........................         699,793         397,605         345,631
                                                                           ------------    ------------    ------------
Cash and cash equivalents, end of year ................................    $    101,554    $    699,793    $    397,605
                                                                           ============    ============    ============
Supplemental disclosures
Interest paid .........................................................    $    505,317    $    582,119    $    701,536
Federal and State and local income taxes paid .........................    $     85,689    $     61,894    $     65,985
Noncash transfers of receivables to other assets ......................    $    305,038            --              --
Noncash transfers of receivables to assets received
  in satisfaction of loans ............................................    $    166,885    $    124,959    $    218,188
Noncash transfers of assets received in satisfaction of loans
  to equipment under operating lease ..................................    $     85,173    $    121,952    $      4,877
Noncash transfers of receivables to equipment under
  operating lease .....................................................    $      5,960    $    134,517    $    100,808


See accompanying notes to consolidated financial statements.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--Summary of Significant Accounting Policies

Consolidation of Financial Statements and Footnotes

     The consolidated financial statements and accompanying notes include the accounts of The CIT Group Holdings, Inc. and its subsidiaries (the "Corporation"). All significant intercompany transactions have been eliminated. Prior period amounts (that are not significant) have been restated to conform to the current presentation.

Consolidated Statements of Cash Flows

     For purposes of preparing the Statements of Cash Flows, the Corporation defines cash and interest-bearing deposits as cash and cash equivalents. Cash inflows and outflows from commercial paper borrowings and most factoring receivables are presented on a net basis as their term is generally less than 90 days. Interest-bearing deposits generally represent overnight money market investments of excess cash borrowed in the commercial paper market that are maintained for liquidity purposes.

Revenue Recognition

     Interest revenue on finance receivables other than leveraged leases is recognized on an accrual basis commencing in the month of origination using methods that generally approximate the actuarial method . Revenue on leveraged leases is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which the Corporation has a positive net investment, net of related deferred tax liabilities. Rental income on operating leases is included in interest and fees earned, net of depreciation expense for the related asset, over the term of the lease.

     Except for certain Sales Financing accounts which are subject to automatic charge-off procedures, the accrual of interest revenue is suspended and an account is placed on nonaccrual status either when a payment is contractually delinquent for 90 days or more and collateral is insufficient to cover both the outstanding principal and accrued interest or immediately if, in the opinion of management, full collection of principal and interest is doubtful. Revenue accrued but not collected at the date an account is placed on nonaccrual status is reversed and charged against current revenue when the collateral does not satisfy the principal and accrued interest outstanding. Subsequent revenue received is either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest.

     Fees earned include factoring commissions, commitment and facility fees, and letters of credit and syndication fees. Origination and other nonrefundable fees and related direct origination costs are deferred and amortized as an adjustment of yield over the contractual life of the transaction.

     Gains and losses realized upon the sale of assets coming off lease, the securitization of finance receivables and the disposition of assets received in satisfaction of loans are reflected in gains on asset sales.

Lease Financing

     The Corporation engages in direct financing, operating and leveraged leasing arrangements. Funding for direct financing leases is provided by the Corporation. Direct financing leases are carried at the aggregate future minimum lease payments plus estimated residual values less unearned finance income.

     Purchases of equipment to be placed on operating lease consist of various types of commercial and industrial equipment. Equipment under operating lease is stated at cost less accumulated depreciation. Assets are depreciated to estimated future fair market value using the straight-line method over the longer of the lease term or projected holding period of the asset. Equipment acquired in satisfaction of loans and subsequently placed on operating lease is recorded at the lower of carrying value or estimated fair value when acquired.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Funding for the major portion of leveraged leases is provided by third party lenders, with the Corporation providing the balance and acquiring title to the property. Leveraged leases are carried at the aggregate value of future minimum lease payments plus estimated residual value, less amounts due to non-recourse third party lenders and unearned finance income. In the event of default by the lessee, the third party lenders have no recourse to the Corporation.

Reserve for Credit Losses on Finance Receivables

     The reserve for credit losses is established and periodically reviewed for adequacy based on the nature and characteristics of the accounts, economic conditions and trends, charge-off experience, delinquencies, and underlying collateral and guarantees. It is management's judgment that the reserve for credit losses is adequate to provide for potential credit losses.

Charge-off of Finance Receivables

     The finance receivables portfolio is reviewed periodically to determine the probability of loss on individual receivables. Charge-offs are taken after considering such factors as the customer's financial condition and the value of underlying collateral and guarantees. Such charge-offs are deducted from the carrying value of the related receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are no longer deemed useful. Automatic charge-offs are taken for certain Sales Financing receivables when no payments are received for 120 days or at 180 days notwithstanding any partial payments received.

Other Assets

     Assets received in satisfaction of loans, including in-substance foreclosures, are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs at the time of receipt or in-substance foreclosure charged to the reserve for credit losses. Subsequent write-downs of these assets, which may be required due to a decline in estimated fair market value after receipt or in substance foreclosure, are reflected in other operating expenses.

     Fixed  assets  are  stated  at  cost  less  accumulated   depreciation  and
amortization. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the related assets.

     At the time management decides to proceed with a securitization of finance receivables, such receivables are considered held for sale and are reclassified to other assets.

Derivative Financial Instruments

     The Corporation enters into interest rate swap and interest rate cap agreements as part of its overall interest rate risk management process. Transactions under these agreements are accounted for on an accrual basis over their contractual term.

Federal Income Taxes and Investment Tax Credits

     On January 1, 1993, the Corporation adopted, on a prospective basis, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment. The adoption of SFAS 109 did not have a significant impact on the Corporation's consolidated results of operations in 1993 due to the prior adoption of Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes".

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Federal investment tax credits realized for income tax purposes on lease financing transactions have been deferred for financial statement purposes. Such credits are amortized as a reduction of the provision for income taxes on an actuarial method over the life of the related asset.

Note 2--Finance Receivables

     The following table presents lease receivables which are included in finance receivables in the Consolidated Balance Sheets.

                                                      December 31,
                                              ------------------------
                                                  1993          1992
                                              ----------   -----------
                                                 Amounts in Thousands

         Direct financing lease receivables   $1,997,309   $ 1,699,243
         Leveraged lease receivables* .....      535,725       488,262
                                              ----------   -----------
                   Total lease receivables    $2,533,034   $ 2,187,505
                                              ==========   ===========
- -----------
* Excludes lease receivables offset by related non-recourse debt payable to third party lenders of $1,083,616,000 and $934,808,000 in 1993 and 1992, respectively, including amounts owed to affiliates of The Dai-Ichi Kangyo Bank, Limited ("DKB") and Chemical Banking Corporation ("CBC") which totaled $225,800,000 and $20,989,000 at year-end 1993, respectively, and $230,268,000 and $23,508,000 at year-end 1992, respectively.

     Information about concentrations of credit risk is set forth in "Industry Composition" and "Geographic Composition" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Contractual maturities of finance receivables at December 31, 1993 and 1992 are set forth in Note 18--Maturity of Finance Receivables.

     The following table sets forth information regarding past due finance receivables on nonaccrual status and assets received in satisfaction of loans, including in-substance foreclosures.

                                                       December 31,
                                                   -------------------
                                                     1993       1992
                                                   --------   --------
                                                   Amounts in Thousands

   Nonaccrual finance receivables ..............   $139,941   $234,195
   Assets received in satisfaction of loans ....     86,957     93,780
                                                   --------   --------
        Total nonperforming assets .............   $226,898   $327,975
                                                   ========   ========
   Percent to total financing and leasing assets       1.70%      2.68%
                                                   ========   ========
- -----------
The amount of interest income which would have been recorded under contractual terms for year-end nonaccrual receivables totaled $21,198,000, $30,283,000, and $25,649,000 in 1993, 1992 and 1991, respectively. The amount of interest income recognized for such nonaccrual receivables totaled $3,854,000, $14,901,000 and $10,655,000 in 1993, 1992 and 1991, respectively.

     At December 31, 1993, and 1992, the Corporation had $15.0 million and $49.1 million, respectively, of receivables that met the criteria of troubled debt restructurings, which are not included in the preceding table. Interest income on these restructured receivables would have been $2.3 million, $5.8 million and $2.3 million for 1993, 1992 and 1991, respectively, had income been recognized at original contractual interest rates. Interest earned on troubled debt restructurings totaled $0.8 million, $4.1 million and $1.3 million in 1993, 1992 and 1991, respectively.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 3--Reserve for Credit Losses

     The following table presents changes in the reserve for credit losses.

                                                                                          December 31,
                                                                          -----------------------------------------
                                                                             1993            1992            1991
                                                                          ---------       ---------       ---------
                                                                              Dollar Amounts in Thousands


     Balance, January 1 ...........................................       $ 158,483       $ 155,107       $ 144,037
     Provision for credit losses ..................................         104,874         103,175          97,052
     Receivables charged-off ......................................        (105,613)       (110,199)       (105,699)
     Recoveries on receivables previously charged-off .............          11,205          11,915          10,530
                                                                          ---------       ---------       ---------
         Net credit losses ........................................         (94,408)        (98,284)        (95,169)
     Reserve increase .............................................          10,466           4,891           1,883
     Portfolio acquisitions (dispositions), net ...................             429          (1,515)          9,187
                                                                          ---------       ---------       ---------
     Balance, December 31 .........................................       $ 169,378       $ 158,483       $ 155,107
                                                                          =========       =========       =========
     Reserve as a percent of finance receivables ..................            1.34%           1.35%           1.35%
                                                                          =========       =========       =========

Note 4--Equipment Under Operating Lease

     The following table provides an analysis of equipment under operating lease by equipment type.
                                                         December 31,
                                                   ----------------------
                                                      1993         1992
                                                   ---------    ---------
                                                     Amounts in Thousands

     Commercial aircraft ......................    $ 504,163    $ 378,868
     Business aircraft ........................       93,132       46,189
     Over-the-road transportation equipment ...       91,004       43,020
     Oil refinery .............................       86,623           --
     Construction and mining equipment ........       23,984       13,079
     Rail equipment ...........................       12,260        6,300
     Other ....................................        9,501        3,904
                                                   ---------    ---------
                                                   $ 820,667    $ 491,360
     Less accumulated depreciation ............      (68,766)     (28,603)
                                                   ---------    ---------
               Total ..........................    $ 751,901    $ 462,757
                                                   =========    =========

     The following table presents future minimum lease rentals on noncancellable operating leases as of December 31, 1993. Excluded from this table are the variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing the assets at the expiration of the current leases, all of which are important components of operating lease profitability.

     Year Ended December 31,                       Amounts in Thousands
       1994 .....................................       $ 75,637
       1995 .....................................         58,534
       1996 .....................................         50,073
       1997 .....................................         41,401
       1998 .....................................         32,081
       Thereafter ...............................         36,451
                                                        --------
          Total .................................       $294,177
                                                        ========

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 5--Debt

     The following table presents data on commercial paper borrowings.

                                                                           1993              1992              1991
                                                                        ----------        ----------        ----------
                                                                             Dollar Amounts in Thousands
     At December 31,
         Borrowings outstanding ................................        $6,516,139        $6,173,465        $5,476,517
         Weighted average interest rate ........................              3.35%             3.41%             5.12%
         Weighted average maturity .............................            55 days           57 days           78 days

     Year ended December 31,
         Daily average borrowings ..............................        $6,080,504        $5,872,844        $5,321,733
         Maximum amount outstanding ............................        $6,709,415        $6,566,570        $5,889,042
     Year ended December 31,
        (excluding amounts related to short-term
         interest-bearing deposits)
         Daily average borrowings ..............................        $5,533,781        $5,334,547        $4,666,571
         Maximum amount outstanding ............................        $6,564,609        $5,939,633        $5,210,375
         Weighted average interest cost ........................              3.29%             4.08%             6.32%


                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    The  following table presents interest rates, contractual maturities and outstanding balances for term debt at December 31, 1993.
                                                                                            December 31,
                                                                                     ------------------------
Contractual Maturity                                                    Rate            1993           1992
- --------------------                                                    ----         ----------    ----------
                                                                                     Dollar Amounts in Thousands
Variable rate notes
Due March 18, 1993................................................       --                --      $   25,000
Due March 26, 1993................................................       --                --          50,000
Due April 19, 1993................................................       --                --           5,000
Due April 30, 1993................................................       --                --          50,000
Due May 6, 1993...................................................       --                --          25,000
Due May 15, 1993..................................................       --                --          18,000
Due May 19, 1993..................................................       --                --         100,000
Due May 21, 1993..................................................       --                --          29,830
Due June 4, 1993..................................................       --                --         100,000
Due June 10, 1993.................................................       --                --         100,000
Due September 1, 1993.............................................       --                --         100,000
Due October 29, 1993..............................................       --                --         100,000
Due November 1, 1993..............................................       --                --         100,000
Due November  5, 1993.............................................       --                --          50,000
Due November 16, 1993.............................................       --                --         100,000
Due November 24, 1993.............................................       --                --         100,000
Due December 10, 1993.............................................       --                --         150,000
Due February 3, 1994..............................................     3.400%(a)     $  100,000          --
Due March 1, 1994.................................................     3.400 (a)        100,000          --
Due March 3, 1994.................................................     3.375 (a)        100,000          --
Due April 1, 1994.................................................     3.575 (b)         25,000        25,000
Due April 22, 1994 ...............................................    10.500 (c)         30,000        30,000
Due May 26, 1994..................................................     3.200 (a)        150,000          --
Due July 26, 1994 ................................................     3.300 (a)        100,000          --
Due August 10, 1994 ..............................................     3.350 (a)        150,000          --
Due October 3, 1994 ..............................................     3.430 (a)        150,000          --
Due October 17, 1994 .............................................       --                --         125,000
Due June 5, 1995..................................................     4.313 (d)         25,000          --
Due June 19, 1995.................................................     3.250 (e)         50,000          --
Due August 31, 1995...............................................     3.550 (a)        200,000          --
Due September 15, 1995............................................     3.600 (a)        200,000          --
Due December 15, 1995.............................................     3.320 (f)        200,000          --
Due June 25, 1997.................................................     3.563 (g)         25,000          --
Due March 11, 1998................................................     3.590 (h)         61,500        61,500
Due November 12, 2003.............................................     3.640 (i)         20,000        33,500
                                                                                     ----------    ----------
       Total variable rate notes..................................                   $1,686,500    $1,477,830
                                                                                     ==========    ==========
Fixed rate notes
Due March 25, 1993................................................       --                --      $   30,000
Due  July 15, 1993................................................       --                --         150,000
Due October 22, 1993..............................................       --                --          15,000
Due December 15, 1993.............................................       --                --         200,000
Due December 24, 1993.............................................       --                --         150,000
Due January 1, 1994...............................................     8.625%        $  100,000       100,000
Due February 1, 1994..............................................     5.500            100,000       100,000
Due August 15, 1994...............................................     8.875            200,000       200,000
Due November 26, 1994.............................................       --                --          76,511
Due December 1, 1994..............................................     8.600            200,000       200,000
Due August 8, 1995................................................       --                --          10,000
Due September 11, 1995............................................       --                --          50,000
Due November 1, 1995..............................................     5.500            100,000       100,000
Due November 15, 1995.............................................     5.650            150,000       150,000
Due December 1, 1995..............................................     5.875            100,000       100,000
Due February 15, 1996.............................................     8.750            250,000       250,000
Due March 15, 1996................................................     4.750            150,000          --
Due June 15, 1996.................................................     8.875            150,000       150,000
Due February 15, 1997.............................................     6.000            112,500       127,500
Due July 1, 1997..................................................     8.750            150,000       150,000
Due April 1, 1998.................................................     5.625            100,000          --
Due April 6, 1998.................................................     5.020 (j)         50,000          --
Due April 15, 1998................................................     8.750            150,000       150,000
Due April 30, 1999................................................     5.920 (k)         20,000        20,000
Due April 22, 2000................................................     6.150             20,000          --
Due April 28, 2003................................................     4.900 (k)         40,000          --
Due May 12, 2003..................................................     5.020 (k)         30,000          --
Due August 30, 2003...............................................     5.500 (k)         20,000          --
Due October 15, 2008..............................................     5.875            200,000          --
                                                                                     ----------    ----------
    Total fixed rate notes........................................                   $2,392,500    $2,479,011
                                                                                     ==========    ==========
Subordinated fixed rate notes
Due March 15, 2001................................................     9.250%        $  100,000    $  100,000
Due November 1, 2001..............................................     8.375            100,000       100,000
                                                                                     ----------    ----------
       Total subordinated fixed rate notes........................                   $  200,000    $  200,000
                                                                                     ==========    ==========

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
- -----------

(a) The interest rate resets daily based on the prime interest rate minus a weighted average of 2.58%.
(b)  The interest rate resets quarterly based on the LIBOR plus .20%.
(c)  The  interest  rate resets  quarterly  based upon the 3-month  Japanese yen
     LIBOR.
(d) The interest rate resets quarterly based upon 13.50% minus the 3-month Italian lira LIBOR.
(e)  The interest rate resets daily based upon the federal funds rate plus .25%.
(f) The interest rate resets quarterly based upon the 91 day treasury bill rate plus .20%.
(g) The interest rate resets quarterly based on the LIBOR plus .25%. Subject to repayment by the Corporation prior to maturity under provisions set forth in the Pricing Supplement dated June 18, 1993.
(h) The interest rate resets monthly and is equal to the 30-day commercial paper rate plus .15%. Repayable quarterly at the option of the holder after nine months' notice to the Corporation. Redeemable at the option of the Corporation on 30 days' notice.
(i) The interest rate resets monthly and is equal to the 30-day commercial paper rate plus .20%, or at a lower rate under certain circumstances, repayable quarterly at the option of the holder with twenty-one months' notice to the Corporation. Redeemable at the option of the Corporation on 30 days' notice.
(j) Subject to repayment by the Corporation prior to maturity under provisions set forth in the Pricing Supplement dated March 16, 1993.
(k) These are yen denominated debt obligations. Principal and interest payments are fully hedged under interest rate and currency swap agreements resulting in a weighted average floating rate of 3.63% at December 31, 1993.

     The following table presents the contractual maturities of total debt at December 31, 1993. Certain debt may be repaid at earlier dates as detailed in footnotes (g) through (j) of the preceeding table.

                                     Commercial   Variable rate   Fixed rate
                                        paper         notes         notes
                                     ----------    ----------    ----------
                                               Amounts in Thousands
  At December 31,
     1994 .......................    $6,516,139    $  905,000    $  622,500
     1995 .......................          --         675,000       380,000
     1996 .......................          --            --         580,000
     1997-2000 ..................          --          86,500       520,000
     2001-2008 ..................          --          20,000       490,000
                                     ----------    ----------    ----------
         Total ..................    $6,516,139    $1,686,500    $2,592,500
                                     ==========    ==========    ==========

     In 1993, the Corporation did not incur any premiums or other costs to redeem term debt. After-tax extraordinary losses for premiums and other expenses relating to early redemptions totaled $4.2 million and $1.3 million in 1992 and 1991, respectively.

     The following table presents information on unsecured lines of credit with 84 banks at December 31, 1993. There have been no borrowings under lines of credit since 1970.

          Amount           Credit Lines                      Maturity
        ----------         ------------                      --------
     Amounts in Thousands
        $1,705,300    364-Day Renewable Credit        Renewable periodically (a)
         1,115,000    Revolving Credit Facility       May 1996 (b)
           690,000    Revolving Credit Facility       September 1997 (c)
           266,700    Revolving Credit Facility       July 1996 (d)
           200,000    Note Issuance Facility          January 1994 - 96 (e)
            90,000    3 Year Revolving Credit         June-November 1996 (f)
        ----------
         4,067,000    Total Committed Credit Lines
           420,100    Uncommitted Credit Lines        Renewable annually
        ----------
        $4,487,100    Total Credit Lines
        ==========

- -----------
(a) Each agreement is extendible upon written notice by the Corporation at any time but not more than twice in any twelve month period, subject to written consent by individual banks within 30 days from receipt of notice from the Corporation. Each agreement is extendible for an additional period to a date not more than 364 days from the date of written consent by individual banks. These agreements include a syndicated facility with DKB as agent, totaling $322,000,000.
(b) This facility is extendible an additional year at the option of the Corporation upon written notice 60 days prior to May 19 of each year and subject to written consent by two-thirds of the participating banks within 30 days from receipt of notice from the Corporation. The Corporation may extend this facilty a maximum of two times, but in no event beyond May 19, 1998.
(c) Prior to maturity, this facility is extendible an additional year at the option of the Corporation upon written notice 60 days prior to September 28 of each year and subject to termination upon written notice by participating banks within 35 days from receipt of notice from the Corporation. Five banks have notified the Corporation that they are terminating their participation with respect to $75,000,000 effective September 1994.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(d) This facility is extendible an additional year at the option of the Corporation upon written notice 60 days prior to July 30 of each year and subject to written consent by two-thirds of the participating banks within 35 days from receipt of notice by the Corporation. The Corporation may extend this facility a maximum of two times, but in no event beyond July 30, 1997.

(e) This facility is automatically extended each year for an additional one-year period unless terminated by the Corporation upon written notice within three months prior to each January 15. In addition, the facility is subject to termination by participating banks upon three years' written notice within three months prior to January 15. As of January 15, 1992, eight banks had notified the Corporation that they are terminating their participation with respect to $135,000,000 effective in January 1994. One bank has notified the Corporation that it is terminating its participation with respect to $30,000,000 effective in January 1995, if the facility is extended beyond that date.

(f)  Each  agreement  is  extendible  an  additional  year at the  option of the
     Corporation   upon  written  notice  60  days  prior  to  each  agreement's anniversary date subject to written consent of each individual bank.

     Credit lines with DKB in the preceding table totaled $357.0 million at December 31, 1993 and $345.0 million at December 31, 1992.

Note 6--Derivative Financial Instruments

     As part of managing the exposure to changes in market interest rates, the Corporation has entered into various interest rate swap and cap transactions with other financial institutions acting as principal counterparties, including subsidiaries of DKB and CBC. The swaps have remaining terms ranging from one month to fifteen years. The following table presents the notional principal amounts and the weighted average interest rates on the interest rate swaps at December 31, 1993.

                                                 Total        CIT         CIT
                                               Notional    Receives      Pays
                                                Amount   Interest at Interest at
                                             ----------  ----------- -----------
                                                  Dollar Amounts in Thousands

     Floating to fixed rate swaps .......... $2,473,000       3.34%       6.08%
     Fixed to floating rate swaps ..........    832,500       6.72        3.41
     Floating to floating rate swaps .......    380,000       3.96        3.59
                                             ----------
         Total ............................. $3,685,500
                                             ==========

     Additionally, there were interest rate swaps with a notional principal amount of $110.0 million on which the Corporation was paying interest at a weighted average rate of 3.63% at December 31, 1993 that effectively converted yen denominated debt into U.S. dollar obligations.

     At December 31, 1993, the Corporation had purchased interest rate caps with an outstanding notional principal amount of $1.45 billion and remaining terms ranging from one to twenty-three months to hedge the interest rate on commercial paper of a like amount. Included in that amount are $1.15 billion of caps purchased in conjunction with the sale of an equal amount of caps to hedge the net interest margin on a comparable amount of floating rate finance receivables, which reprice based upon changes in the prime rate and are funded by commercial paper, from short-term market interest rate fluctuations.

     The Corporation's exposure to counterparty credit risk at December 31, 1993 was not significant. Counterparty credit risk is represented by the cost to replace interest rate swap contracts and interest rate cap agreements at current market rates should the counterparty default.

Note 7--Income Taxes

     The Revenue Reconciliation Act of 1993 (the "Act") which became effective in August 1993, provides for a 1% increase in the statutory Federal corporate income tax rate. The rate change increased the 1993 provision for income taxes by $10.8 million including an adjustment of $8.2 million to deferred tax balances, primarily related to the lease portfolio. In addition, as required by Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"), the after-tax rate of return and the allocation of income was recalculated from inception for the leveraged lease portfolio to reflect the impact of the change in rate, the net effect of which was not significant.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The effective tax rate of the Corporation varied from the statutory Federal corporate income tax rate as follows:

                                           Year Ended December 31,
                                           -----------------------
                                             1993   1992   1991
                                             ----   ----   ----
                                         Percentage of Pretax Income

     Federal income tax rate .............   35.0%  34.0%  34.0%
     Increase (decrease) due to:
       State and local income taxes, net
         of Federal income tax benefit ...    5.2    6.3    6.3
       Effect of tax rate increase on
         Federal deferred tax balances ...    2.8     --     --
       Investment tax credits ............   (0.7)  (0.7)  (0.9)
       Other .............................   (1.0)  (0.9)   0.4
                                             ----   ----   ----
     Effective tax rate ..................   41.3%  38.7%  39.8%
                                             ====   ====   ====

     The types of temporary differences that give rise to significant portions of the deferred tax liability and the deferred provision (benefit) for income taxes are shown in the accompanying table.

                                                   Year Ended December 31,
                                                 1993       1992       1991
                                               --------   --------   --------
                                                    Amounts in Thousands

Current Federal income tax provision ......    $ 68,732   $ 45,906   $ 56,618
                                               --------   --------   --------
Deferred Federal income tax provision:
  Lease financing .........................      52,020     48,551     31,483
  Net charge-offs .........................     (10,487)    (5,667)    (7,386)
  Investment tax credits amortization .....      (2,221)    (1,958)    (2,298)
  State and local taxes ...................      (1,272)      (613)    (1,821)
  Other ...................................      (3,179)    (6,761)      (500)
                                               --------   --------   --------
Total deferred Federal income tax provision      34,861     33,552     19,478
                                               --------   --------   --------
Total Federal income taxes ................     103,593     79,458     76,096
State and local income taxes ..............      24,896     25,853     23,936
                                               --------   --------   --------
  Total provision for income taxes ........    $128,489   $105,311   $100,032
                                               ========   ========   ========

     Deferred Federal income taxes and investment tax credits included deferred Federal income taxes of $386.6 million at December 31, 1993 and $349.5 million at December 31, 1992.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 are presented below.

                                                    Year Ended December 31, 1993
                                                    ----------------------------
                                                        Amounts in Thousands

     Assets
       Provision for credit losses .....................     $ (54,990)
       Loan origination fees ...........................        (7,493)
       Other ...........................................        (9,466)
                                                             ---------
     Total deferred tax assets .........................       (71,949)
                                                             ---------
     Liabilities
       Leasing transactions ............................       451,112
       Depreciation of fixed assets ....................         1,751
       Other ...........................................         5,693
                                                             ---------
     Total deferred tax liabilities ....................       458,556
                                                             ---------
     Net deferred tax liability ........................     $ 386,607
                                                             =========

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Included in the accrued liabilities and payables caption in the Consolidated Balance Sheets are State and local deferred tax liabilities of $73.6 million and $58.8 million at December 31, 1993 and December 31, 1992, respectively, arising from the temporary differences shown in the above tables.

Note 8--Stockholders' Equity

     Under the most restrictive provisions of agreements relating to outstanding debt, the Corporation may not, without the consent of the holders of such debt, permit stockholders' equity to be less than $200.0 million.

Note 9--Benefit Plans

  Retirement Plan

     Substantially all employees of the Corporation who have completed one year of service and have attained the age of 21 years participate in The CIT Group Holdings, Inc. Retirement Plan ("CIT Plan"). The retirement benefits under the CIT Plan are based on the employee's age, years of benefit service, and a percentage of qualifying compensation during the final years of employment. Plan assets consist of marketable securities, including common stock and government and corporate debt securities. The Corporation funds the plan by the amount charged to operating expense to the extent it qualifies for an income tax deduction.

     The accompanying table sets forth the funded status of the CIT Plan and the amounts recognized in the Consolidated Balance Sheets.

                                                       At December 31,
                                                 ---------------------------
                                                 1993        1992       1991
                                                 ----        ----       ----
                                                     Amounts in Thousands
Actuarial present value of benefit obligations:
  Accumulated benefit obligation including
    vested benefits of $34,879 in 1993,
    $25,480 in 1992 and $21,181 in 1991 ....   $ 42,955   $ 32,004   $ 27,031
                                               ========   ========   ========
Plan assets at fair market value ...........   $ 86,873   $ 76,534   $ 70,193
Projected benefit obligation ...............    (60,092)   (48,358)   (43,372)
                                               --------   --------   --------
Excess plan assets .........................     26,781     28,176     26,821
Unrecognized prior service cost ............      2,002       --         --
Prepaid pension cost .......................     10,034      8,184      9,586
                                               --------   --------   --------
Unrecognized net gain ......................   $ 14,745   $ 19,992   $ 17,235
                                               ========   ========   ========

Pension cost (benefit) included the following components:
Service cost--benefits earned
  during the period ........................   $  3,254   $  3,142   $  2,834
Interest cost on projected
  benefit obligation .......................      4,115      3,656      3,294
Actual return on plan assets ...............    (12,407)    (7,990)   (14,894)
Net amortization and deferral ..............      4,811        971      9,494
                                               --------   --------   --------
Pension cost (benefit) .....................   $   (227)  $   (221)  $    728
                                               ========   ========   ========

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     The following assumptions were used for calculating the projected benefit obligations shown in the preceding table.

                                                     1993   1992   1991
                                                     ----   ----   ----
Discount rate ....................................   7.50%  8.50%  8.50%
Rate of increase in compensation .................   5.00%  5.50%  5.50%
Expected long-term rate of return on plan assets .   9.00%  9.00%  9.00%

Postretirement Benefits

     The Corporation provides certain health care and life insurance benefits to eligible retired employees. Salaried participants generally become eligible for retiree health care benefits after reaching age 55 with 10 years of benefit service and 9 years of medical plan participation in 1993, increasing to 11 years of medical plan participation in 1995. Generally, the medical plans pay a stated percentage of most medical expenses reduced by a deductible as well as by payments made by government programs and other group coverage. The plans are unfunded.

     The Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting of Postretirement Benefits Other Than Pensions" ("SFAS 106") as of January 1, 1993. SFAS 106 requires the accrual, during the active service period of the employee, of the cost of providing postretirement benefits, including medical and life insurance coverage. The Corporation elected to amortize the SFAS 106 transition obligation over a twenty-year period.

     The following table sets forth the postretirement benefit liability at December 31, 1993.

                                                          Amounts in Thousands
        Accumulated postretirement benefit obligation (APBO):
          Retirees ..........................................   $26,042
          Fully eligible, active plan participants ..........     3,648
          Other active plan participants ....................    10,872
                                                                -------
                                                                 40,562
        Fair value of plan assets ...........................      --
                                                                -------
        Unfunded postretirement obligation ..................    40,562
        Unrecognized net loss ...............................     3,240
        Unrecognized transition obligation ..................    31,629
                                                                -------
        Accrued postretirement benefit cost .................   $ 5,693
                                                                =======

     The components of net periodic postretirement benefit expenses were as follows:
                                                              Year Ended
                                                           December 31, 1993
                                                           -----------------
                                                          Amounts in Thousands
    Service cost, benefits earned
      during the period .....................................    $1,065
    Interest cost on accumulated
      postretirement benefit obligation .....................     2,920
    Amortization of transition obligation ...................     1,665
                                                                 ------
    Net periodic postretirement benefit cost ................    $5,650
                                                                 ======

     The discount rate and the rate of future compensation increases used in determining the APBO at December 31, 1993 were 7.5% and 5.0%, respectively. The assumed health care cost trend rate for 1994 used in measuring the APBO at December 31, 1993 was 12.0%, declining to an ultimate rate of 5.5% for retirees prior to reaching age 65 and 9.0%, declining to an ultimate rate of 5.5% for retirees older than 65, then remaining level thereafter.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     If the health care cost trend rate were increased by 1%, the APBO as of December 31, 1993, would be increased by 15.0%, and the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1993 would be increased by 15.1%.

Savings Incentive Plan

     Certain employees of the Corporation participate in The CIT Group Holdings, Inc. Savings Incentive Plan. This plan qualifies under section 401(k) of the Internal Revenue Code. The Corporation's expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $6.8 million, $6.3 million and $5.6 million for the years 1993, 1992 and 1991, respectively.

Note 10--Lease Commitments

     The Corporation has entered into noncancellable long-term lease agreements for premises and equipment. The following table presents future minimum rentals under such noncancellable leases that have initial or remaining terms in excess of one year at December 31, 1993.

                 At December 31,           Amounts in Thousands
                     1994 ..............        $ 20,778
                     1995 ..............          18,726
                     1996 ..............          18,477
                     1997 ..............          15,785
                     1998 ..............          14,454
                     Thereafter ........          95,358
                                                --------
                       Total ...........        $183,578
                                                ========

- -----------
In addition to fixed lease rentals, leases require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $28.7 million due in the future under noncancellable subleases.

     Rental expense, net of sublease income on premises and equipment, was as follows.

                                         Year Ended December 31,
                                   ----------------------------------
                                     1993         1992         1991
                                   --------     --------     --------
                                          Amounts in Thousands

        Premises .............     $ 17,265     $ 17,444     $ 17,254
        Equipment ............        6,738        7,391        7,851
          Less sublease income       (1,347)      (1,316)      (1,242)
                                   --------     --------     --------
        Total ................     $ 22,656     $ 23,519     $ 23,863
                                   ========     ========     ========

- -----------
Rental expense paid to CBC totaled $2.1 million, $5.3 million and $4.9 million in 1993, 1992 and 1991, respectively.

Note 11--Legal Proceedings

     In the ordinary course of business, there are various legal proceedings pending against the Corporation. Management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position of the Corporation.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 12--Credit-Related Commitments

     In the normal course of meeting the financing needs of its customers, the Corporation enters into various credit-related commitments. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. To minimize potential credit risk, the Corporation generally requires collateral and other credit-related terms and conditions from the customer. In the event a customer defaults on the underlying transaction, the maximum potential loss to the Corporation represents the contractual amount outstanding less the value of all underlying collateral and guarantees.

     The accompanying table summarizes the contractual amounts of credit-related commitments.

                                                                              At December 31,
                                                ----------------------------------------------------------
                                                        Due to expire             Total           Total
                                                --------------------------
                                                  Within            After      outstanding     outstanding
                                                 one year         one year        1993            1992
                                                ----------        --------     ----------       ----------
                                                                   Amounts in Thousands
Unused commitments to extend credit
  Loans........................................ $1,086,458             --      $1,086,458       $647,400
  Leases.......................................     76,434             --          76,434          6,035
Letters of credit and acceptances
  Standby letters of credit....................    132,377         $21,288        153,665        147,188
  Other letters of credit......................    149,323             --         149,323        128,633
  Acceptances..................................      2,490             --           2,490          2,189
Guarantees.....................................      8,863           6,552         15,415         16,452
Foreign exchange contracts.....................        913             --             913          3,254


Note 13--Fair Values of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of the estimated fair value of the Corporation's financial instruments, excluding leasing transactions accounted for under SFAS 13. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument. Because no trading market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involving uncertainties and matters of significant judgment and, therefore cannot be determined with precision. Changes in assumptions or estimation methods may significantly affect the estimated fair values. Because of these limitations, management provides no assurance that the estimated fair values presented would necessarily be realized upon disposition or sale.

     Actual fair values in the marketplace are affected by other significant factors, such as supply and demand, investment trends and the motivations of buyers and sellers, which are not considered in the methodology used to determine the estimated fair values presented. In addition, fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of future business transactions and the value of assets and liabilities that are part of the Corporation's overall value but are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include customer base, premises and equipment, assets received in satisfaction of loans, and deferred tax liabilities. In addition, tax effects relating to the unrealized gains and losses (differences in estimated fair values and carrying values) have not been considered in these estimates and can have a significant effect on fair value estimates.

     The carrying amounts for cash and cash equivalents approximate fair value because they have short maturities and do not present significant credit risks. Credit-related commitments as disclosed in Note 12 are primarily floating rate contracts, and, if exercised, the disclosed amounts would approximate fair value.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Estimated fair values, recorded carrying values and various assumptions used in valuing the Corporation's financial instruments at December 31, 1993 and December 31, 1992 are set forth below.


                                                                             1993                            1992
                                                                   Carrying       Estimated        Carrying        Estimated
                                                                     Value        Fair Value         Value         Fair Value
                                                                   --------       ----------       --------        ----------
                                                                     Asset           Asset           Asset            Asset
                                                                  (Liability)     (Liability)     (Liability)      (Liability)
                                                                  -----------     -----------     -----------     -----------
                                                                                     Amounts in Thousands

    Finance Receivables--Loans(a) ...................             $ 9,957,459     $10,180,795     $ 9,426,062     $ 9,620,508
    Other Assets(b) .................................             $   232,874     $   256,370     $    61,755     $    65,220
    Commercial Paper(c) .............................             $(6,516,139)    $(6,516,139)    $(6,173,465)    $(6,173,465)
    Fixed rate notes and subordinated
       fixed rate notes(d) ..........................             $(2,592,500)    $(2,721,662)    $(2,679,011)    $(2,804,000)
    Variable rate notes(e) ..........................             $(1,686,500)    $(1,686,500)    $(1,477,830)    $(1,477,830)
    Credit balances of factoring clients &
       Accrued liabilities and payables(f) ..........             $  (734,098)    $  (734,098)    $  (630,974)    $  (630,974)
    Derivative Financial Instruments(g)
       Interest Rate Swaps ..........................             $    (6,510)    $   (73,560)    $   (11,765)    $   (62,653)
       Interest Rate Caps ...........................             $      --       $       920     $      --       $       154


- -----------

(a) The fair value of performing fixed-rate loans is estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 7.20% to 10.40% for 1993 and 7.77% to 13.47% for 1992. The maturities used represent the average contractual maturities adjusted for prepayments. For floating rate loans that reprice frequently and have no significant change in credit quality, fair values approximate carrying value. Higher than normal credit risk loans, principally nonaccrual loans, are valued using estimated cash flows discounted using a rate commensurate with the associated risk. The methodologies used to estimate fair value are further limited with respect to nonaccrual, past due and other higher than normal credit risk loans because such loans are subject to significantly greater differences in the estimated amount and timing of their projected cash flows and appropriate discount rates. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $2,497,257,000 in 1993 and $2,186,950,000 in 1992.

(b) Other assets subject to fair value disclosure include accrued interest receivable and investment securities. The carrying amount of accrued interest receivable approximates fair value. Investment securities actively traded in a secondary market have been valued using quoted available market prices. Investments not actively traded in a secondary market have been valued based upon recent selling price or present value discounted cash flow analysis. The carrying value of other assets not subject to fair value disclosure totaled $178,169,000 in 1993 and $185,012,000 in 1992. Accrued
     interest receivable related to swap agreements totaled $9,267,000 in 1993 and $6,099,000 in 1992.

(c) The estimated fair value of commercial paper approximates carrying value due to the relatively short maturities.

(d) Fixed rate term debt has been valued using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by the Corporation of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 3.16% to 6.68% in 1993 and 3.65% to 7.54% in 1992. The estimated fair value for floating rate term debt is presumed to approximate carrying value because the debt reprices to market terms within 90 days.

(e) The estimated fair value for floating rate term debt is presumed to approximate carrying value because the debt reprices to market terms within 90 days.

(f) The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Accrued liabilities and payables with no stated maturities have an estimated fair value which approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $491,232,000 in 1993 and $448,193,000 in 1992. Accrued interest payable related to swap agreements totaled $15,777,000 in 1993 and $17,864,000 in 1992.

(g) The notional amount of interest rate swaps totaled $3,685,500,000 in 1993 and $4,613,500,000 in 1992, and the notional amount of interest rate caps totaled $2,600,000,000 in 1993 and $100,000,000 in 1992. The estimated fair value of interest rate swaps and caps is obtained from dealer quotes and represents the net amount payable to terminate the swap or cap agreement, taking into account current market interest rates and counterparty credit risk. The amount shown under carrying value represents net interest payable arising from these swap agreements.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 14--Recently Issued Accounting Pronouncements

Accounting by Creditors for Impairment of a Loan

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), was issued by the Financial Accounting Standards Board in May 1993. SFAS 114 requires that the value of an impaired loan be measured based upon: (1) the present value of expected future cash flows discounted at the loan's effective interest rate or, (2) at the fair value of the collateral, if the loan is collateral dependent. SFAS 114 is effective for fiscal years beginning after December 15, 1994. In general, the Corporation's loans are collateral dependent and, when impaired, are usually carried at the lower of book value or the fair value of the collateral. Although management has not completed evaluating the effect of implementing SFAS 114, at this time, it does not expect the effect on the consolidated financial position or results of operations to be significant.

Accounting for Certain Investments in Debt and Equity Securities

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which is effective for fiscal years beginning after December 15, 1993. SFAS 115 supersedes Statement of Financial Accounting Standards No. 12, "Accounting for Certain Marketable Securities" and addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. At December 31, 1993, an insignificant amount of the Corporation's assets would be subject to the provisions of SFAS 115, therefore, the Corporation believes that SFAS 115 will not have a significant impact on the consolidated financial position or results of operations.

Note 15--Ownership of the Corporation

     At year-end 1989, The Dai-Ichi Kangyo Bank, Limited purchased 60% of the issued and outstanding shares of the Corporation's common stock from Manufacturers Hanover Corporation ("MHC"). MHC retained a 40% common stock interest in the Corporation. Effective March 29, 1990, MHC transferred its common stock interest to its wholly-owned subsidiary, MHC Holdings (Delaware) Inc. ("MHC Holdings"). On December 31, 1991, MHC and Chemical Banking Corporation merged in a stock-for-stock transaction. The merged corporation is Chemical Banking Corporation. CBC retains a 40% common stock interest in the Corporation through MHC Holdings.

     At year-end 1992, the Corporation paid a one-time special dividend in the aggregate amount of $150.0 million to its stockholders, DKB and MHC Holdings. The stockholders then immediately contributed $150.0 million to the Corporation's additional paid-in capital in proportion to their 60% and 40% common stock ownership interests.

Note 16--Subsequent Event--Acquisition

     On February 28, 1994, the Corporation acquired Barclays Commercial Corporation ("BCC"), a company of the Barclays Group. BCC had total assets of approximately $700.0 million at December 31, 1993 and total factoring volume of approximately $5.00 billion for the year then ended. The business and acquired assets of BCC were transferred to The CIT Group/BCC, Inc., a wholly-owned subsidiary of The CIT Group/Commercial Services, Inc., a wholly-owned subsidiary of the Corporation, offering a full range of factoring services, including purchase of accounts receivables, credit protection, bookkeeping, and collection activities.

Note 17--Acquisition of Credit Finance

     In February 1991, the Corporation purchased the commercial finance business and certain loan assets of Fidelcor Business Credit Corporation ("FBCC"), formerly a subsidiary of First Fidelity Bancorporation, for approximately $502.0 million in cash. The excess of cost over the fair value of net assets acquired totaled approximately $37.0 million, which is being amortized over the estimated lives of the related assets on a straight-line basis. The business and acquired assets of FBCC were transferred to The CIT Group/Credit Finance, Inc., a wholly-owned subsidiary of the Corporation, which conducts its operations as a separate operating unit, with continuing emphasis on middle market inventory and accounts receivable financing.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 18--Maturity of Finance Receivables, Net of Unearned Finance Income--Contractual Basis

                                                                         December 31, 1993
                                              -----------------------------------------------------------------------
                                                                             Due Within     Due Within
                                                              Due Within       One to         Two to       Due After
                                                 Total         One Year       Two Years     Four Years     Four Years
                                              -----------     ----------     ----------     ----------     ----------
                                                                Dollar Amounts in Thousands

Corporate Finance
Capital Equipment Financing .............     $ 4,394,528     $  678,035     $  628,845     $  928,704     $2,158,944
Business Credit .........................       1,282,133        799,359        234,717        136,328        111,729
Credit Finance ..........................         645,642        242,879        257,503        145,260              0
                                              -----------     ----------     ----------     ----------     ----------
                                                6,322,303      1,720,273      1,121,065      1,210,292      2,270,673
                                              -----------     ----------     ----------     ----------     ----------
Dealer and Manufacturer Financing
Industrial Financing ....................       3,880,991      1,266,545        965,537      1,147,218        501,691
Sales Financing .........................       1,438,865        119,511        122,048        252,447        944,859
                                              -----------     ----------     ----------     ----------     ----------
                                                5,319,856      1,386,056      1,087,585      1,399,665      1,446,550
Factoring
Commercial Services .....................         981,935        949,938          6,581         13,648         11,768
                                              -----------     ----------     ----------     ----------     ----------
  Total .................................     $12,624,094     $4,056,267     $2,215,231     $2,623,605     $3,728,991
                                              ===========     ==========     ==========     ==========     ==========
Percent to Total --
  Contractual Basis .....................           100.0%         32.13%         17.55%         20.78%         29.54%
  Liquidation Basis .....................           100.0%         36.73%         19.79%         21.21%         22.27%


                                                                         December 31, 1992
                                              -----------------------------------------------------------------------
                                                                            Due Within      Due Within
                                                              Due Within      One to          Two to       Due After
                                                 Total         One Year      Two Years      Four Years     Four Years
                                              -----------     ----------     ----------     ----------     ----------
                                                                Dollar Amounts in Thousands

Corporate Finance
Capital Equipment Financing .............     $ 4,429,089     $  648,930     $  551,964     $  967,160     $2,261,035
Business Credit .........................       1,281,283        890,534        195,235        125,094         70,420
Credit Finance ..........................         545,023        200,674        212,661        131,688           --
                                              -----------     ----------     ----------     ----------     ----------
                                                6,255,395      1,740,138        959,860      1,223,942      2,331,455
                                              -----------     ----------     ----------     ----------     ----------
Dealer and Manufacturer Financing
Industrial Financing ....................       3,094,102      1,021,395        770,834        915,709        386,164
Sales Financing .........................       1,411,812        109,036        110,837        230,520        961,419
                                              -----------     ----------     ----------     ----------     ----------
                                                4,505,914      1,130,431        881,671      1,146,229      1,347,583
Factoring
Commercial Services .....................       1,010,186        951,500         22,371         19,715         16,600
                                              -----------     ----------     ----------     ----------     ----------
  Total .................................     $11,771,495     $3,822,069     $1,863,902     $2,389,886     $3,695,638
                                              ===========     ==========     ==========     ==========     ==========
Percent to Total--
  Contractual Basis .....................           100.0%         32.47%         15.83%         20.30%         31.40%
  Liquidation Basis .....................           100.0%         35.73%         17.39%         20.45%         26.43%


- -----------
The maturities shown above are based on contractual terms. Also shown, for comparative purposes, are unaudited percentage data based on a liquidation basis, which gives effect to estimated prepayments.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 19--Selected Quarterly Financial Data (Unaudited)

                                                                                             1993
                                                                ----------------------------------------------------------------
                                                                  First       Second         Third        Fourth
                                                                 Quarter      Quarter       Quarter       Quarter         Year
                                                                ---------     --------     ---------     ---------     ---------
                                                                                     Amounts in Thousands
Net interest revenue ......................................     $ 162,995     $168,457     $ 176,909     $ 165,547     $ 673,908
Gains on asset sales ......................................         1,272        2,906        18,850           917        23,945
Operating expenses before provision for
    credit losses .........................................        67,670       68,858        72,950        72,704       282,182
Provision for credit losses on net charge-offs ............        22,387       22,174        27,201        22,646        94,408
Provision for credit losses for reserve increase ..........         1,914        4,718         1,203         2,631        10,466
Provision for income taxes ................................        28,764       29,010        46,956        23,759       128,489
Net income ................................................     $  43,532     $ 46,603     $  47,449     $  44,724     $ 182,308
                                                                ----------------------------------------------------------------


                                                                                             1992
                                                                ----------------------------------------------------------------
                                                                  First       Second         Third        Fourth
                                                                 Quarter      Quarter       Quarter       Quarter         Year
                                                                ---------     --------     ---------     ---------     ---------
                                                                                     Amounts in Thousands
Net interest revenue ......................................     $ 148,483     $152,634     $ 157,421     $ 164,241     $ 622,779
Gains on asset sales ......................................         1,550          490         7,831         4,012        13,883
Operating expenses before provision for
    credit losses .........................................        63,473       64,963        64,499        68,700       261,635
Provision for credit losses on net charge-offs ............        21,867       21,535        26,582        28,300        98,284
Provision for credit losses for reserve increase ..........           361          908         1,413         2,209         4,891
Provision for income taxes ................................        25,657       25,175        28,116        26,363       105,311
Income before extraordinary item ..........................        38,675       40,543        44,642        42,681       166,541
Extraordinary item--loss on early extinguish-
  ment of debt,  net of income tax benefit ................        (1,361)        --          (2,513)         (367)       (4,241)
Net income ................................................     $  37,314     $ 40,543     $  42,129     $  42,314     $ 162,300
                                                                ----------------------------------------------------------------



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

     The names and ages of all directors, executive officers and certain significant employees of the Corporation as of March 1, 1994, and a biographical summary of each such person, appear on the following pages. No family relationship exists among these persons. The executive officers were appointed by and hold office at the will of the Board of Directors.


                                                                                     Other Positions/Offices
                                   Current Positions/Offices                     Held During the Past Five Years
     Name and Age                   and Date of Appointment                          and Date of Appointment
     ------------                  -------------------------                     -------------------------------
DIRECTORS

Hisao Kobayashi       58   Chairman, The CIT Group                     7/92    Managing Director, DKB                   6/91
                           Holdings, Inc. ("CIT")                              Director & General Manager,              9/88
                           Senior Managing Director, The Dai-Ichi      5/93    International Planning & Coordination
                           Kangyo Bank, Limited ("DKB")                        Division, DKB
                           Director, CIT                              12/89

Albert R. Gamper Jr.  52   President & Chief Executive Officer,       12/89    Chairman & Chief Executive Officer,      6/87
                           CIT                                                 CIT
                           Director, CIT                               5/84

Michio Murata         46   Senior Executive Vice President, CIT        5/93    Executive Vice President, CIT            5/92
                           Director, CIT                               5/92    General Manager, Gaien-Mae Branch, DKB   4/90
                                                                               Assistant General Manager of            11/88
                                                                               Administration and Coordination Group,
                                                                               International Planning & Coordination
                                                                               Division, DKB

Joseph A. Pollicino   54   Vice Chairman, CIT                         12/87    Not applicable
                           Director, CIT                               8/86

Paul N. Roth          54   Director, CIT                              12/89    Not applicable
                           Partner, Schulte Roth & Zabel               8/69

Tomoaki Tanaka        51   Director, CIT                               6/92    General Manager, International           4/92
                           Director & General Manager,                 6/92    Planning Division, DKB
                           International Planning Division, DKB                General Manager, International           6/91
                                                                               Finance Division, DKB
                                                                               Joint General Manager,                   4/89
                                                                               New York Branch, DKB
                                                                               Deputy General Manager, Corporate       10/87
                                                                               Banking Division VI, DKB

Peter J. Tobin        49   Executive Vice President & Chief            1/92    Executive Vice President & Chief        12/85
                           Financial Officer, Chemical Bank &                  Financial Officer, Manufacturers Hanover
                           Chemical Banking Corporation                        Trust Company & Manfacturers Hanover
                           Director, CIT                               5/84    Corporation

Toshiji Tokiwa        54   Director, CIT                               4/93    Director & General Manager               6/92
                           Director & General Manager                  4/93    International Treasury Division, DKB
                           New York Branch, DKB                                General Manager                          2/92
                                                                               International Treasury Division, DKB
                                                                               General Manager                          5/90
                                                                               Treasury Division, DKB
                                                                               Deputy General Manager                   8/87
                                                                               Treasury Division, DKB

Keiji Torii           46   Executive Vice President, CIT               5/93    Chief Inspector                          2/92
                           Director, CIT                               5/93    Inspecting Division, DKB
                                                                               Assistant General Manager                6/91
                                                                               Securities Division, DKB
                                                                               Joint General Manager                   12/88
                                                                               Ginza--dori Branch, DKB

William H. Turner     53   Director, CIT                               1/92    Vice Chairman, Chemical Bank             8/90
                           Senior Executive Vice President,            1/92    Group Executive, Chemical Bank           2/87
                           Chemical Banking Corporation






                                                                                    Other Positions/Offices
                                   Current Positions/Offices                     Held During the Past Five Years
     Name and Age                   and Date of Appointment                          and Date of Appointment
     ------------                  -------------------------                     -------------------------------

EXECUTIVE
OFFICERS (1)

Thomas L. Abbate      48   Executive Vice President, Chief             8/90    Executive Vice President, Credit         3/87
                           Credit Officer, The CIT Group/                      Administration, CIT
                           Industrial Financing & Executive Vice
                           President, Credit Administration, CIT

William Baronoff      63   Executive Vice President & Special          2/94    Senior Vice President,                  10/87
                           Counsel, CIT                                        General Counsel & Secretary, CIT
Joseph J. Carroll     62   Executive Vice President & Chief            3/87    Director, CIT                            8/86
                           Financial Officer, CIT
Emmanuel Darmanin     50   President & CEO, The CIT                   12/87    Not applicable
                           Group/Business Credit
James J. Egan Jr.     54   President & CEO, The CIT                    9/87    Director, CIT                            8/86
                           Group/Sales Financing
George J. Finguerra   53   Senior Executive Vice President,            4/91    President & CEO, The CIT                 6/87
                           The CIT Group/Capital                               Group/Equipment & Project Financing
                           Equipment Financing
Thomas A. Johnson     47   General Auditor, CIT                        1/90    Deputy General Auditor, MHC             11/84
Joseph M. Leone       40   Executive Vice President, The CIT Group/    6/91    Senior Vice President & Controller,      3/87
                           Sales Financing                                     The CIT Group, Inc.

Lawrence A. Marsiello 44   President & CEO, The CIT                    1/92    President, The CIT Group/Factoring       8/90
                           Group/Commercial Services                           Executive Vice President, The CIT       12/87
                           (formerly The CIT Group/Factoring)                  Group/Business Credit

Robert J. Merritt     52   President & CEO, The CIT                   12/86    Director, CIT                            8/86
                           Group/Industrial Financing

Drew Neidorf          41   President & CEO, The CIT                    2/91    President, Fidelcor Business Credit      2/90
                           Group/Credit Finance                                Corporation
                                                                               Executive Vice President, Fidelcor       1/87
                                                                               Business Credit Corporaiton

William M. O'Grady    54   Executive Vice President,                   1/86    Director, CIT                            8/86
                           Administration, CIT
Thomas J. O'Rourke    55   Senior Vice President, Marketing,          10/84    Director, CIT                            8/86
                           CIT

Ernest D. Stein       54   Executive Vice President,                   2/94    Senior Vice President & Deputy General   4/93
                           General Counsel & Secretary                         Counsel, CIT
                                                                               Senior Vice
                                                                               President & Assistant                    3/92
                                                                               General Counsel, CIT
                                                                               Executive Vice President & General      12/85
                                                                               Counsel, Manufacturers Hanover Corp.

Nikita Zdanow         56   President & CEO, The CIT Group/             4/91    President & CEO, The CIT                 4/85
                           Capital Equipment Financing                         Group/Capital Financing
                                                                               Director, CIT                            8/86

- --------------
(1) Messrs. Gamper, Murata, Torii, and Pollicino, whose biographical summaries are listed on the preceding page, are also Executive Officers of the Corporation.


Stockholders Agreement

     The Corporation entered into a Stockholders Agreement simultaneously with the acquisition of a sixty percent (60%) interest in the Corporation by DKB. The agreement provides for a Board of Directors consisting of ten directors, two of which shall be the Chief Executive Officer of the Corporation and the Vice Chairman of the Corporation designated by the Board of Directors. DKB, as majority stockholder, has the right to designate six nominees for director and MHC Holdings, as minority stockholder, has the right to designate two nominees for director. DKB and MHC Holdings each agreed to vote for the other's nominees for director. Regular meetings of the Board of Directors shall be held quarterly. See Item 1 "Business--General".

Outside Directorships

     As indicated in the table, some of the Directors of the Corporation concurrently hold positions as directors or executive officers of DKB or CBC or of subsidiaries or other affiliates of the Corporation, DKB, or CBC. Mr. Turner is a director of Standard Motor Products, Inc., a manufacturing company not affiliated with the Corporation, which is listed on the New York Stock Exchange. A number of the Executive Officers are also directors of privately held and not-for-profit organizations not affiliated with the Corporation.

Item 11. Executive Compensation.

     The table below sets forth the annual and long-term compensation, including bonuses and deferred compensation, of the President and Chief Executive Officer, the Vice Chairman, and the other three most highly compensated executive officers of the Corporation for services rendered in all capacities to the Corporation and its subsidiaries during the fiscal years ended December 31, 1993, 1992, and 1991.

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                                                    Compensation
                                                                                    -------------
                                                    Annual Compensation                Payouts
                                          -----------------------------------------  ----------
         (a)                    (b)          (c)            (d)          (e)             (f)           (g)
     Name and                                                        Other Annual       LTIP        All Other
Principal Position             Year        Salary        Bonus (1)  Compensation(2)  Payouts(3) Compensation (4)
- ------------------             ----        ------        ---------  ---------------  ---------- ----------------
Albert R. Gamper, Jr. ......   1993       $489,996       $500,000       $48,919      $295,748       $28,594
President and Chief            1992       $458,914       $430,000       $64,720      $295,748       $23,536
Executive Officer              1991       $434,609       $490,000            --           --            --

Joseph A. Pollicino ........   1993       $359,996       $355,000       $29,220      $177,440       $23,394
Vice Chairman                  1992       $339,224       $300,000       $42,360      $177,440       $22,297
                               1991       $323,072       $345,000            --           --            --

Emmanuel Darmanin ..........   1993       $228,615       $125,000       $14,086      $ 82,066       $18,139
President and Chief            1992       $216,500       $140,000       $17,334      $ 82,066       $17,320
Executive Officer              1991       $203,231       $160,000            --           --            --
Business Credit

Robert J. Merritt ..........   1993       $245,000       $160,000       $14,009      $ 81,312       $18,794
President and Chief            1992       $230,577       $135,000       $17,504      $ 81,312       $17,951
Executive Officer              1991       $219,769       $ 50,000            --           --            --
Industrial Financing

Nikita Zdanow ..............   1993       $242,654       $210,000       $15,779      $ 96,128       $18,700
President and Chief            1992       $230,231       $185,000       $20,333      $ 96,128       $17,937
Executive Officer              1991       $210,000       $200,000            --           --            --
Capital Equipment
Financing

- --------------
(1) Under The CIT Group Bonus Plan, cash awards for each calendar year may be paid in amounts determined by the Executive Committee of the Board of Directors in its discretion. Senior Officer awards are reviewed and approved by the Board of Directors. The amount of awards depends on a variety of factors, including corporate performance and individual performance during the calendar year for which awards are made. All or a part of a cash award for a particular year may be paid currently or deferred and paid upon retirement in up to 5 annual installments at the option of the participant. All awards are subject to appropriate taxes and deferred amounts are credited annually with interest.

(2) The payments set forth under Other Annual Compensation represent the dividends paid under the CIT Career Incentive Plan. For the performance period 1990-1992 under the CIT Career Incentive Plan, Mr. Gamper holds 6,666 phantom shares of stock, Mr. Pollicino 4,000 phantom shares, Mr. Darmanin 1,850 phantom shares, Mr. Merritt 1,833 phantom shares and Mr. Zdanow 2,166 phantom shares. For the performance period 1993-1995, Mr. Gamper was awarded 12,000 phantom shares of stock, Mr. Pollicino 7,500 phantom shares, Mr. Darmanin 3,375 phantom shares, Mr. Merritt 3,600 phantom shares and Mr. Zdanow 3,750 phantom shares.

(3) The payments set forth under LTIP Payouts represent the payout of shares vested under the CIT Career Incentive Plan. Dividends received under this Plan are set forth under Other Annual Compensation. (The CIT Career Incentive Plan is described in "Long Term Incentive Plan".)

(4) The payments set forth under All Other Compensation represent the matching employer contribution to each participant's account and an employer flexible retirement contribution to each participant's flexible retirement account under The CIT Group Holdings, Inc. Savings Incentive Plan (the "CIT Savings Plan"). The matching employer contribution is made pursuant to a compensation deferral feature of the CIT Savings Plan under Section 401(k) of the Internal Revenue Code of 1986. The payments set forth under All Other Compensation also represent contributions to each participant's account under the Supplemental Savings Plan of CIT (the "CIT Supplemental Savings Plan"), which is an unfunded, non-qualified plan.

LONG-TERM INCENTIVE PLAN

     Under The CIT Group Holdings, Inc. Career Incentive Plan (the "CIT Career Incentive Plan"), awards are granted in the form of phantom shares of stock by the Executive Committee of the Board of Directors in its discretion. Participants in the CIT Career Incentive Plan are selected by the Executive Committee from among the executives of the Corporation and its subsidiaries who are in a position to make a substantial contribution to the long-term financial success of the Corporation or its subsidiaries. Grants to the members of the Executive Committee are made by the Board of Directors. The amount of phantom shares eligible for allocation during a Performance Period is determined by the Committee. The Performance Period is at least three consecutive calendar years. The Committee determines the Performance Goals for each Performance Period, which are tied to net income growth targets and return on equity performance. The value of the phantom shares is determined at the end of each Performance Period and compared against the pre-established Performance Goals. Following the end of a Performance Period there is a two year vesting period. Cash dividends on individual shares are paid quarterly based on the number of phantom shares granted to a participant. The basis of the dividend is the quarterly return on equity of the Corporation.

     All or a part of the value of a vested award may be paid currently in cash or deferred in up to 5 annual installments. Deferred amounts are credited with an interest rate determined annually by the Committee.

                           LONG-TERM INCENTIVE PLANS
                           AWARDS IN LAST FISCAL YEAR

                                                                              Estimated Future Payouts
                                                                          Under Non-Stock Price-Based Plans
                                                                     ---------------------------------------------
              (a)                       (b)              (c)             (d)             (e)             (f)

                                 Number of Shares, Performance or
                                  Units or Other Other Period Until   Threshold        Target          Maximum
             Name                   Rights (#)  Maturation or Payout($ per share)   ($ per share)   ($ per share)
- ------------------------------------------------------------------------------------------------------------------
Albert R. Gamper, Jr............      12,000          1993-1995          --             69.15          162.12
President and Chief
Executive Officer
Joseph A. Pollicino.............       7,500          1993-1995          --             69.15          162.12
Vice Chairman
Emmanuel Darmanin...............       3,375          1993-1995          --             69.15          162.12
President and Chief
Executive Officer
Business Credit
Robert J. Merritt...............       3,600          1993-1995          --             69.15          162.12
President and Chief
Executive Officer
Industrial Financing
Nikita Zdanow...................       3,750          1993-1995          --             69.15          162.12
President and Chief
Executive Officer
Capital Equipment
Financing


DEFINED BENEFIT PLANS

Retirement Plans

     Effective January 1, 1990, The CIT Group Holdings, Inc. Retirement Plan (the "CIT Retirement Plan") was established. Assets necessary to fund the CIT Retirement Plan were transferred from the MHC Retirement Plan, Inc., the predecessor plan in which the Corporation's employees participated. Accumulated years of benefit service under the MHC Retirement Plan are included in the benefit formula of the CIT Retirement Plan, which covers officers and salaried employees who have one year of service and have attained age 21.

     Subject to certain exceptions, at the normal retirement age of 65, an employee's pension is 1.25% of final average salary, as defined below, for each of the first 20 years of benefit service as a participant and .75% of such salary for each year of the next 20 years of benefit service. In general, an employee who was a participant in the MHC Retirement Plan before 1985 will not receive a pension of less than 2% of final average salary for each of the first 20 years of benefit service as a participant and 1% of such salary for each of the next 20 years of benefit service, reduced by .4% of the participant's covered compensation for each year of such benefit service up to a maximum of 35 years and further reduced by the value of certain benefits under the CIT Savings Plan. An employee who was a participant in the former CIT Retirement Plan on June 30, 1986, will not receive a pension of less than 1.1% of final average salary up to certain Social Security limits plus 1.5 % of final average salary in excess of the Social Security limits, for each year of benefit service to a maximum of 35 years, reduced by certain benefits under the CIT Savings Plan. "Final average salary" is the highest average annual salary received in any five consecutive years in the last ten years. "Salary" includes all wages paid by the Corporation, including before-tax contributions made to the CIT Savings Plan and salary reduction contributions to any Section 125 Plan, but excluding commissions, bonuses, incentive compensation, overtime, reimbursement of expenses, directors' fees, severance pay, and deferred compensation. This salary is comparable to the "Salary" shown in the Summary Compensation Table. After completing 5 years of service, an employee whose employment with the participating company has terminated is entitled to a benefit, as of the employee's normal retirement date, equal to the benefit earned to the date of termination of employment, or an actuarially reduced benefit commencing at any time after age 55 if the participant is eligible for early retirement under the CIT Retirement Plan. Certain death benefits are available to eligible surviving spouses of participants.

     Since various laws and regulations set limits on the amounts allocable to a participant under the CIT Savings Plan and benefits under the CIT Retirement Plan, the Corporation has a supplemental retirement plan (the "CIT Supplemental Retirement Plan"). The CIT Supplemental Retirement Plan provides retirement benefits on an unfunded basis to participants (whose benefits under the CIT Retirement Plan would be restricted by the limits) of an amount equal to the difference between the annual retirement benefits permitted and the amount that would have been paid but for the limitations imposed.

     The amounts set forth in the table are the amounts which would be paid to employees hired before 1985 pursuant to the CIT Retirement Plan and the CIT Supplemental Retirement Plan at a participant's normal retirement age assuming the indicated final average salary and the indicated years of benefit service and assuming that the straight life annuity form of benefit will be elected and that CIT Supplemental Retirement Plan benefits will be paid in the form of an annuity. The amounts may be overstated to the extent that they do not reflect the reduction for any benefits under the CIT Savings Plan.

                               PENSION PLAN TABLE

    Final
   Average                                  Annual Benefits Based on Years of Credited Service (1)
  Salary of                   ---------------------------------------------------------------------------------
  Employee                        15            20            25             30             35            40
  --------                        --            --            --             --             --            --
  $150,000 .............      $  43,541    $  58,055       $  65,069     $  72,083      $  79,096     $  86,596
   200,000 .............         58,541       78,055          87,569        97,083        106,596       116,596
   250,000 .............         73,541       98,055         110,069       122,083        134,096       146,596
   300,000 .............         88,541      118,055         132,569       147,083        161,596       176,596
   350,000 .............        103,541      138,055         155,069       172,083        189,096       206,596
   400,000 .............        118,541      158,055         177,569       197,083        216,596       236,596
   450,000 .............        133,541      178,055         200,069       222,083        244,096       266,596
   500,000 .............        148,541      198,055         222,569       247,083        271,596       296,596

- --------------

(1) At December 31, 1993, Messrs. Gamper, Pollicino, Darmanin, Merritt, and Zdanow had 26, 29, 22, 19 and 26 years of benefit service, respectively.

Permanent Life Insurance Options Plan

     Twenty-two officers of the Corporation, including Mr. Gamper, Mr. Pollicino, Mr. Darmanin, Mr. Merritt and Mr. Zdanow, are participants under the Permanent Life Insurance Options Plan. The benefit provided is paid-up life insurance equal to approximately three times salary with a life annuity option payable monthly by the Corporation upon retirement. The Participant pays a portion of the annual premium and the Corporation pays the balance on behalf of the participant. The Corporation is entitled to recoup its payments from the proceeds of the policy. Upon the participant's retirement a life annuity will be payable out of the current income of the Corporation and the Corporation anticipates recovering the cost of the life annuity out of the proceeds of the life insurance policy payable upon the death of the employee.

     In addition to the table of pension benefits shown on the preceding page, the Corporation is conditionally obligated to m annual payments under the Permanent Life Insurance Options Plan in the amounts indicated to the following persons at retirement: Gamper, $263,130, Mr. Pollicino, $161,642; Mr. Darmanin, $136,400, Mr. Merritt, $152,383 and Mr. Zdanow, $93,616.

Compensation Committee Interlocks and Insider Participation

     The Executive Committee of the Board of Directors functions as the compensation committee and sets the compensation for all executives except Messrs. Gamper, Pollicino, Murata and Torii. The members of the Executive Committee are as follows:

                     Albert R. Gamper, Jr.
                     Michio Murata
                     Joseph A. Pollicino
                     Peter J. Tobin
                     Keiji Torii

     The Board of Directors, except for Messrs. Gamper and Pollicino, who are absent from any portion of meetings when their compensation is discussed, deliberates over the compensation of Messrs. Gamper and Pollicino. DKB determines the compensation for Messrs. Murata and Torii. Mr. Tobin is an executive of CBC.

EMPLOYMENT AGREEMENTS

     Mr. Gamper has an employment agreement with the Corporation which provides that he will serve as the Chief Executive Officer, President, Chairman of the Executive Committee and member of the Board of Directors of the Corporation. His employment agreement runs for five years from December 29, 1989 and provides for the payment of an annual base salary of $400,000, to be reviewed at least annually by the Board of Directors of the Corporation, subject to increases but not to decreases. In December 1992, Mr. Gamper's employment agreement was extended for one additional year. Mr. Gamper's employment agreement also provides for executive incentive compensation under Incentive Plans which will be designed to be no less favorable to him than the Incentive Plans in effect prior to the purchase by DKB of 60% of the Corporation's shares. For the calendar years of 1991, and 1992, Mr. Gamper's incentive compensation was required to be equal to at least 50% of his base salary during each such respective calendar year.

     Mr. Pollicino has an employment agreement with the Corporation which provides that he shall serve as the Vice Chairman and member of the Board of Directors of the Corporation. Mr. Pollicino's employment agreement runs for five years from December 29, 1989 and provides for the payment of an annual base salary of $300,000, to be reviewed at least annually by the Board of Directors of the Corporation, subject to increases but not to decreases. In December 1992, Mr. Pollicino's employment agreement was extended for one additional year. Mr. Pollicino's employment agreement also provides for executive incentive compensation under Incentive Plans which will be designed to be no less favorable to him than the Incentive Plans in effect prior to the purchase by DKB of 60% of the Corporation's shares. For the calendar years 1991, and 1992, Mr. Pollicino's incentive compensation was required to be equal to at least 50% of his base salary during each such respective calendar year.

     In addition to Mr. Gamper and Mr. Pollicino, Mr. Darmanin, Mr. Merritt and Mr. Zdanow have employment agreements with the Corporation, each of which initially ran three years from December 29, 1989 through December 31, 1992 and provides for the payment of base salary of not less than the amount received prior to the purchase by DKB of 60% of the Corporations's shares, to be reviewed at least annually by the Chief Executive Officer, subject to increases but not to decreases. In December 1992, the employment agreements were extended for an additional two years. These employment agreements also provide for executive incentive compensation under Incentive Plans which will be designed to be no less favorable to the executive officers than the Incentive Plans in effect prior to the aforesaid share purchase by DKB.

TERMINATION ARRANGEMENTS

     Mr. Gamper's and Mr. Pollicino's employment agreements with the Corporation provide that if their employment is terminated without cause (as defined in the agreement) or if they resign for good reason (as defined in the agreement) they will be entitled to receive severance payments equal to their base salary for the greater of thirty-six months or the remainder of the term, provided that they do not violate the non-competition provisions of the agreement, in which case the Corporation would have no obligation to make any remaining payments. Further, if Mr. Gamper's and Mr. Pollicino's employment is terminated without cause or if they resign for good reason, they will be entitled to receive, among other things, full employee welfare benefit coverage as if they had retired with the Corporation's consent at age 55, a pension benefit commencing at age 55 in an amount equal to their accrued benefit under the Corporation's Retirement Plan as of the date of their termination of employment as if they had attained age 55 and had retired on such date with the Corporation's consent, a lump sum equal to the then full value of their restricted stock award under the Long Term Incentive Program of Manufacturers Hanover Corporation and its subsidiaries (the "MHC Long Term Incentive Plan") and any vested award under any similar plan as may have been adopted by the Corporation, and a single life annuity equivalent to the single life annuity they would have normally been entitled to receive under the Corporation's Permanent Life Insurance Options Plan.

     The employment agreements of Mr. Darmanin, Mr. Merritt and Mr. Zdanow provide that if their employment is terminated without cause (as defined in the agreement) or if they resign for good reason (as defined in the agreement), they will be entitled to receive severance payments equal to their base salary for the greater of 24 months or the remainder of the term, provided that they do not violate the non-competition provisions of the agreement, in which case the Corporation would have no obligation to make any remaining payments. Further, if the employment of such executive officer is terminated without cause or if he resigns for good reason, he will be entitled to continued participation in employee welfare benefit coverage for eighteen months, a lump sum equal to the then full value of his restricted stock award under the MHC Long Term Incentive Program and any vested award under any similar plan as may have been adopted by the Corporation, and if age 55 or older on the date of termination, the benefits payable under the Corporation's Permanent Life Insurance Options Plan or if under age 55 a lump sum payment which represents the equivalent of the net after-tax present value of the single life annuity that would have been payable to the individual executive officer at age 55.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the ownership of all of the issued and outstanding common stock of the Corporation, as of March 1, 1994.

         Name and Address of Owner        Shares Owned           Percentage
         -------------------------        ------------           ----------
    The Dai-Ichi Kangyo Bank, Limited          600                    60%
      1-5, Uchisaiwaicho 1-chome
      Chiyoda-ku, Tokyo 100

    MHC Holdings (Delaware) Inc.               400                    40%
      270 Park Avenue
      New York, NY 10017

     No officer or director of the Corporation owns any common stock of the Corporation. In addition, the voting securities of any class of securities of DKB and CBC, the parent of MHC Holdings, owned by each officer and director of the Corporation individually, and all officers and directors as a group, does not exceed one percent of the issued and outstanding securities comprising any such class of stock so owned.

Item 13. Certain Relationships and Related Transactions.

Transactions with Management and Others

     The Corporation has in the past and may in the future enter into certain transactions with affiliates of the Corporation. It is anticipated that such transactions will be entered into at a fair market value for the transaction.

     The Corporation's interest-bearing deposits generally represent overnight money market investments of excess cash that are maintained for liquidity purposes. At December 31, 1993, the Corporation had no interest-bearing deposits with DKB or CBC. From time to time, the Corporation may maintain such deposits with DKB or CBC.

     At December 31, 1993, the Corporation's credit line coverage with 84 banks totaled $4.49 billion, including $4.07 billion of committed facilities. Additional information regarding these credit lines can be found in Item 8. Financial Statements and Supplementary Data, "Note 5--Debt". At December 31, 1993, DKB was a committed bank under a $1.12 billion Revolving Credit Facility, a $690.0 million revolving credit facility, and a $322.0 million 364-day renewable credit facility, with commitments of $60.0 million, $100.0 million and $182.0 million, respectively. DKB is a Co-Agent under the $1.12 billion Revolving Credit Facility and the Agent under the $322.0 million facility. DKB's wholly-owned subsidiary, DKB International Limited (formerly known as Dai-Ichi Kangyo International Limited), is a committed bank under a $200.0 million Note Issuance Facility, with a commitment of $15.0 million.

     In addition, Manufacturers Hanover Limited, an affiliate of MHC Holdings, serves as Issuing Agent on the $200.0 million Note Issuance Facility. DKB participates in all facilities on the same terms and conditions as all other participating banks and the Corporation believes that Manufacturers Hanover Limited is serving as agent on terms which were prevailing at the time for comparable transactions.

     The Corporation has entered into interest rate swap and foreign currency swap agreements with financial institutions acting as principal counterparties, including affiliates of DKB and CBC. At December 31, 1993, the notional principal amount outstanding on interest rate swap agreements with DKB and CBC totaled $270.0 million and $300.0 million, respectively. The notional principal amount outstanding on foreign currency swaps totaled $60.0 million with DKB at year-end 1993.

     The Corporation has entered into leveraged leasing arrangements with third party loan participants, including affiliates of DKB and CBC. Amounts owed to affiliates of DKB and CBC are discussed in Item 8. Financial Statements and Supplementary Data, "Note 2--Finance Receivables".

     The Corporation has also entered into various noncancellable long-term facility lease agreements with CBC. Future minimum rentals under these leases are $1.7 million in 1994, $1.6 million in 1995, $1.5 million in 1996, $.6 million in 1997, and $.1 million in 1998.

     At December 31, 1993, the Corporation had entered into a credit-related commitment with DKB in the form of a letter of credit totaling $6.6 million equal to the amount of the single lump sum premium necessary to provide group life insurance coverage to certain eligible retired employees.

     Schulte Roth & Zabel, of which Mr. Roth is a partner, provides legal services to the Corporation. Attorney's fees for services to the Corporation did not constitute more than 5% of the law firm's gross revenues for the last fiscal year. Schulte Roth & Zabel has been retained in the past and will continue in the future to serve as outside counsel for DKB.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K.

     (a) The following documents are filed with the Securities and Exchange Commission as part of this report:

          1. The financial statements of The CIT Group Holdings, Inc. and Subsidiaries as set forth on pages 26-47.

          2.   The financial statement schedule as follows:

          II.  Amounts   Receivable  from  Related  Parties  and   Underwriters,
               Promoters, and Employees other than Related Parties as set forth on page S-1.

               All other schedules are omitted because they are not applicable or because the required information appears in the consolidated financial statements or the notes thereto.

          3. The following is an index of the Exhibits required by Item 601 of Regulation S-K filed with the Securities and Exchange Commission as part of this report:

               3(a) Restated Certificate of Incorporation of The CIT Group Holdings, Inc., amended as of December 29, 1989 (incorporated by reference to Exhibit 3(a) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1989).

               3(b) By-Laws of The CIT Group Holdings, Inc., amended as of December 29, 1989 (incorporated by reference to Exhibit 3(b) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1989).

               4(a) Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.

               10(a)     Stockholders  Agreement  (incorporated  by reference to
                         Exhibit 10(a) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1989).

               10(b)(1) Employment Agreement of Albert R. Gamper, Jr. (incorporated by reference to Exhibit 10(b) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1989).

               10(b)(2) Extension of Employment Agreement of Albert R. Gamper, Jr. (incorporated by reference to Exhibit 10 (b)(2) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1992).

               10(c)(1) Employment Agreement of Nikita Zdanow (incorporated by reference to Exhibit 10(c)(1) to Form 10-K filed by the Corporation for the fiscal year ended December 31,
                         1992).

               10(c)(2) Extension of Employment Agreement of Nikita Zdanow (incorporated by reference to Exhibit 10(c)(2) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1992).

               10(d)     The CIT Group Bonus Plan  (incorporated by reference to
                         Exhibit 10(d) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1992).

               10(e) The CIT Group Holdings, Inc. Career Incentive Plan (incorporated by reference to Exhibit 10(e) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1992).

               10(f) The CIT Group Holdings, Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10(f) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1992).

               10(g) The CIT Group Holdings, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10(g) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1992).

               12        Computation of Ratios of Earnings to Fixed Charges.

               22        Subsidiaries of the Registrant.

               24        Consent of KPMG Peat Marwick.

               25        Powers of Attorney.

     (b) A Form 8-K dated November 8, 1993 was filed with the Commission reporting that the Corporation had signed an agreement to acquire Barclays Commercial Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE CIT GROUP HOLDINGS, INC.

                                  By:          /s/ Ernest D. Stein
                                      -----------------------------------------
                                                  Ernest D. Stein
                                      Executive Vice President, General Counsel
                                                    and Secretary

March 23, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  Signature and Title                                                               Date
                  -------------------                                                               ----
                Albert R. Gamper, Jr.*
    ----------------------------------------------
    President, Chief Executive Officer and Director
             (principal executive officer)

                   Hisao Kobayashi*
    ----------------------------------------------
                       Director

                    Michio Murata*
    ----------------------------------------------
                       Director

                 Joseph A. Pollicino*
    ----------------------------------------------
                       Director

                     Paul N. Roth*
    ----------------------------------------------
                       Director


                                       *By:   /s/ Ernest D. Stein                             March 23, 1994
                                             ---------------------
                                                Ernest D. Stein
                                                Attorney-In-Fact

                    Tomoaki Tanaka*
    ----------------------------------------------
                       Director

                    Toshiji Tokiwa*
    ----------------------------------------------
                       Director

                    Peter J. Tobin*
    ----------------------------------------------
                       Director

                     Keiji Torii*
    ----------------------------------------------
                       Director

                  William H. Turner*
    ----------------------------------------------
                       Director

                 /s/ Joseph J. Carroll                                                        March 23, 1994
    ----------------------------------------------
                   Joseph J. Carroll
             Executive Vice President and
                Chief Financial Officer
            (principal accounting officer)


     Original powers of attorney authorizing Albert R. Gamper, Jr., Ernest D. Stein, and Donald J. Rapson and each of them to sign on behalf of the above-mentioned directors and are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

    Schedule II -- Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties
                             (Amounts in Thousands)


                COL. A                                    COL. B     COL. C            COL. D           COL. E
- ----------------------------------------------------------------------------------------------------------------
                                                                                     Deductions
                                                          Balance                -------------------    Balance
                                                         beginning               Amounts     Amounts    at end
Name of debtor                                           of period  Additions   Collected  Written off of period
- --------------                                           ---------  ---------   ---------  ----------- ---------
December 31, 1993:
  The Dai-Ichi Kangyo Bank, Limited
      and Subsidiaries:
       Other assets-- interest rate swaps (a).......      $   --     $  1,214     $   265      $   --     $  949
                                                          =======    ========     =======      =======    ======

December 31, 1992:
  Chemical Banking Corporation
      and Subsidiaries:
       Other assets-- interest rate swaps...........      $   --     $    --      $   --       $   --     $  --
                                                          =======    ========     =======      =======    ======

December 31, 1991:
  Chemical Banking Corporation
      and Subsidiaries:
       Other assets-- interest rate swaps (b).......      $ 4,228    $  1,011     $ 5,239      $   --     $  --
                                                          =======    ========     =======      =======    ======

- --------------
(a) Represents interest receivable from a subsidiary of DKB on two interest rate swap agreements with notional principal amounts of $200,000,000 and $20,000,000 and maturity dates of October 15, 2008 and April 22, 2000, respectively. These agreements call for the Corporation to receive semi-annual interest payments at a weighted average fixed rate of 5.94% and pay interest at a floating rate based upon the six month LIBOR.

(b) CBC and subsidiaries (formerly MHC) terminated the 8.90% $150,000,000 notional principal amount interest rate exchange agreement with the Corporation in April 1991. The 10.46% $150,000,000 notional principal amount interest rate exchange agreement between the Corporation and CBC and subsidiaries matured in March 1991.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors
of The CIT Group Holdings, Inc.:

     Under date of January 18, 1994, we reported on the consolidated balance sheets of The CIT Group Holdings, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report on Form 10-K of The CIT Group Holdings, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule in the 1993 Annual Report on Form 10-K of The CIT Group Holdings, Inc. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                           KPMG PEAT MARWICK

Short Hills, New Jersey
January 18, 1994