Form 10-Q
period 1994-03-31
CIT GROUP HOLDINGS INC /DE/
filed 1994-04-29
CIK 20388

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q
         (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1994
                                             ------------------
                                      OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 -------    -------
                            Commission File Number
                                     1-1861
                           -----------------------
              THE CIT GROUP HOLDINGS, INC.
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
                  DELAWARE                                  13-2994534
- - ------------------------------------------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

      1211 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK              10036
- - ------------------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)
                                (212) 536-1950
- - ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)
                                    NONE
- - ------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X            No
                                 -------------        -------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 15, 1994: 1,000 shares.

                         THE CIT GROUP HOLDINGS, INC.

                               AND SUBSIDIARIES

                                  (UNAUDITED)



          TABLE OF CONTENTS                                            PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Consolidated Balance Sheets - March 31, 1994 and
            December 31, 1993.                                          2-3
           Consolidated Income Statements for the three
            month periods ended March 31, 1994 and 1993.                4
           Consolidated Statements of Stockholders' Equity for
            the three month periods ended March 31, 1994 and 1993.      5
           Consolidated Statements of Cash Flows for the three
            month periods ended March 31, 1994 and 1993.                6-7


  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8-18

PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities                                        19
       6.  Exhibits and Reports on Form 8-K                             19



                        PART I.  FINANCIAL INFORMATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1993 Annual Report on Form 10-K for The CIT Group Holdings, Inc. (the "Corporation").

     The Corporation considers that all adjustments (all of which are normal recurring accruals) necessary for a fair statement of the financial position and results of operations for these periods have been made; however, results for such interim periods are subject to year-end audit adjustments. Results for such interim periods are not necessarily indicative of results for a full year. Amounts for 1993 have been reclassified, where necessary, to conform to 1994 presentations.

                         THE CIT GROUP HOLDINGS, INC.

                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                  MARCH 31,      DECEMBER 31,
                                                    1994             1993
                                                -------------    -------------
ASSETS                                              (AMOUNTS IN THOUSANDS)

FINANCING AND LEASING ASSETS
Finance receivables (net of unearned finance income of $1,438,677 and $1,482,069)

CORPORATE FINANCE
Capital Equipment Financing                     $ 4,270,205      $ 4,394,528
Business Credit                                   1,228,345        1,282,133
Credit Finance                                      690,761          645,642
                                                -----------      -----------
                                                  6,189,311        6,322,303
DEALER AND MANUFACTURER FINANCING
Industrial Financing                              3,900,134        3,880,991
Sales Financing and Consumer Finance              1,536,750        1,438,865
                                                -----------      -----------
                                                  5,436,884        5,319,856
FACTORING
Commercial Services                               1,963,950          981,935
                                                -----------      -----------
  Finance receivables                            13,590,145       12,624,094
Reserve for credit losses                          (180,046)        (169,378)
                                                -----------      -----------
  Net finance receivables                        13,410,099       12,454,716

Equipment under operating lease, net                738,733          751,901
                                                -----------      -----------
  Net financing and leasing assets               14,148,832       13,206,617

CASH AND CASH EQUIVALENTS
Cash                                                 49,153          101,554
Interest-bearing deposits                            17,000             -
                                                -----------      -----------
  Cash and cash equivalents                          66,153          101,554

OTHER ASSETS                                        391,261          420,310
                                                -----------      -----------
  TOTAL ASSETS                                  $14,606,246      $13,728,481
                                                ===========      ===========

                         THE CIT GROUP HOLDINGS, INC.

                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                  MARCH 31,      DECEMBER 31,
                                                    1994             1993
                                                ------------     ------------
                                                    (AMOUNTS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY
DEBT
Commercial paper                                $ 6,202,936      $ 6,516,139
Variable rate term debt                           2,187,500        1,686,500
Fixed rate term debt                              2,385,000        2,392,500
Subordinated fixed rate term debt                   300,000          200,000
                                                -----------      -----------
  Total debt                                     11,075,436       10,795,139


Credit balances of factoring clients              1,009,940          521,728
Accrued liabilities and payables                    410,370          324,520
Deferred Federal income taxes and investment
 tax credits                                        394,826          394,859
                                                -----------      -----------
  Total liabilities                              12,890,572       12,036,246

STOCKHOLDERS' EQUITY
Common stock - authorized, issued and
 outstanding - 1,000 shares                         250,000          250,000
Paid-in capital                                     408,320          408,320
Retained earnings                                 1,057,354        1,033,915
                                                -----------      -----------
  Total stockholders' equity                      1,715,674        1,692,235
                                                -----------      -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $14,606,246      $13,728,481
                                                ===========      ===========

                         THE CIT GROUP HOLDINGS, INC.

                               AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS



                                                       THREE MONTHS ENDED
                                                            March 31,
                                                      ---------------------
                                                         1994       1993
                                                      ---------------------
                                                      (AMOUNTS IN THOUSANDS)

Interest and fees earned                              $303,910    $287,681
Interest expense                                       128,840     124,686
                                                      --------    --------
  Net interest revenue                                 175,070     162,995
                                                      --------    --------

Gains on asset sales                                     7,625       1,272

Salaries and employee benefits                          43,250      37,774
Other operating expenses                                37,299      29,896
                                                      --------    --------
   Operating expenses before provision for
    credit losses                                       80,549      67,670

Provision for credit losses                             24,881      24,301
                                                      --------    --------
  Total operating expenses                             105,430      91,971
                                                      --------    --------

  Income before provision for income taxes              77,265      72,296

Provision for income taxes                              29,230      28,764
                                                      --------    --------

    Net income                                        $ 48,035    $ 43,532
                                                      ========    ========

                         THE CIT GROUP HOLDINGS, INC.

                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            (AMOUNTS IN THOUSANDS)



                                                      THREE MONTHS ENDED
                                                           March 31,
                                                 ---------------------------
                                                     1994            1993
                                                 ---------------------------
Balance, January 1                              $1,692,235        $1,601,091
Net income                                          48,035            43,532
Dividends paid                                     (24,596)          (21,931)
                                                ----------        ----------
Balance, March 31                               $1,715,674        $1,622,692
                                                ==========        ==========

                            THE CIT GROUP HOLDINGS, INC.

                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ------------------------
                                                      1994             1993
                                                     ------------------------
                                                      (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATIONS
Net income                                        $    48,035     $    43,532
Adjustments to reconcile net income to net cash
 flows from operations:
  Provision for credit losses                          24,881          24,301
  Depreciation and amortization                        17,251          10,090
  Gains on asset sales                                 (7,625)         (1,272)
  Increase in accrued liabilities and payables         46,549          10,783
  Decrease (increase) in other assets                  (1,594)         18,949
  Other                                                (5,202)         (4,511)
                                                   -----------     -----------
   Net cash flows provided by operations              122,295         101,872
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                     (5,111,186)     (4,284,690)
Collections on loans                                5,061,096       4,099,106
Net (increase) in short-term factoring receivables   (176,166)        (61,674)
Collections on lease receivables                      159,523         123,177
Acquisition of Barclays Commercial Corporation       (435,630)           -
Purchases of assets to be leased                      (66,106)       (125,157)
Proceeds from asset sales                             198,643          13,672
Purchases of finance receivables portfolios           (13,943)        (82,886)
Proceeds from sales of assets received in
 satisfaction of loans                                 13,925           9,187
Other                                                  (7,854)         (5,456)
                                                   -----------     -----------
   Net cash flows used for investing activities      (377,698)       (314,721)
                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable rate term debt 801,000         300,000
Proceeds from the issuance of fixed rate term debt    300,000         175,000
Repayments of variable and fixed rate term debt      (507,500)       (114,000)
Net (decrease) in commercial paper                   (313,203)       (203,246)
Repayments of nonrecourse leveraged lease debt        (35,699)        (18,830)
Cash dividends paid                                   (24,596)        (21,931)
                                                   -----------     -----------
   Net cash flows from financing activities           220,002         116,993
                                                   -----------     -----------
Net (decrease) in cash and cash equivalents           (35,401)        (95,856)
Cash and cash equivalents, beginning of year          101,554         699,793
                                                   -----------     -----------
Cash and cash equivalents, end of quarter         $    66,153     $   603,937
                                                   ===========     ===========

                            THE CIT GROUP HOLDINGS, INC.

                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                        1994             1993
                                                    --------------------------
                                                       (AMOUNTS IN THOUSANDS)
Supplemental disclosures
Interest paid                                      $  145,171       $  132,956
Federal and State and local taxes paid             $    2,758            5,789
Noncash transfers of financing and leasing assets
 to assets received in satisfaction of loans       $   21,643       $   30,223

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME
Net income for the first quarter of 1994 totaled a record $48.0 million, an increase of $4.5 million (10.3%) from the $43.5 million reported in the first quarter of 1993. The record earnings were due to improved net interest and other revenue, reflecting excellent finance receivables growth over the past year.

FINANCING AND LEASING ASSETS
Financing and leasing assets increased from both year-end 1993 and March 31, 1993 as presented in the following table.

                                 March 31,      December 31,    March 31,
Amounts in Millions                1994            1993           1993
- - -----------------------------------------------------------------------------
Finance receivables              $13,590.1      $12,624.1       $12,149.3
Equipment under operating lease      738.7          751.9           470.8
- - -----------------------------------------------------------------------------
Financing and leasing assets     $14,328.8      $13,376.0       $12,620.1
- - -----------------------------------------------------------------------------

The increase of $952.9 million (7.1%) from December 31, 1993 is primarily due to the February 28, 1994 acquisition of Barclays Commercial Corporation ("BCC"), a major provider of factoring, commercial finance and credit related services. BCC added $747.5 million to finance receivables at March 31, 1994; otherwise, financing and leasing assets grew a modest $205.4 million (1.5%) since year-end 1993. The gain of $1.71 billion (13.5%) from March 31, 1993 reflects strong 1993 growth in the Corporation's middle-market businesses, complemented by the 1994 BCC acquisition.

Changes in financing and leasing assets from December 31, 1993 are discussed below for each business unit.

Corporate Finance
  - Capital Equipment Financing - Customized secured equipment financing and leasing for major capital equipment. Finance receivables were $4.27 billion at March 31, 1994 down $124.3 million (2.8%) from
    $4.39 billion at December 31, 1993, principally due to customer prepayments and continued weak demand for equipment financing with larger companies in certain sectors of the market, including commercial airlines. Equipment under operating lease totaled $550.2 million at March 31, 1994, a decrease of $15.5 million (2.7%) from $565.7 million at December 31, 1993.
  - Business Credit - Revolving and term loans, including debtor-in-possession and workout financing, to medium and larger-sized companies secured by accounts receivable, inventory and fixed assets. Finance receivables totaled $1.23 billion at March 31, 1994, a decrease of $53.8 million (4.2%) from the $1.28 billion reported at December 31, 1993, as customer paydowns exceeded new borrowings.
  - Credit Finance - Revolving and term loans, including restructurings, to small and medium-sized companies secured by accounts receivable, inventory and fixed assets. Receivables growth continued during the current quarter with finance receivables reaching $690.8 million at March 31, 1994, an increase of $45.1 million (7.0%), compared with $645.6 million at December 31, 1993, as improving economic conditions for middle-market clients contributed to their need for financing.

Dealer and Manufacturer Financing
  - Industrial Financing - Secured equipment financing and leasing for medium-sized companies, including dealer and manufacturer financing. Finance receivables were $3.90 billion at March 31, 1994, an increase of $19.1 million (0.5%), compared with $3.88 billion at December 31, 1993. The increase was modest in spite of record first quarter funding volume with middle-market companies, which was essentially offset by higher than normal liquidations. Equipment under operating lease was relatively unchanged at $188.6 million at March 31, 1994, compared with $186.2 million at December 31, 1993.
  - Sales Financing - Retail secured financing of recreation vehicles, recreation boats, and manufactured housing, through dealers and manufacturers. Finance receivables were $1.34 billion at March 31, 1994, an increase of $37.2 million (2.8%), compared with $1.31 billion at December 31, 1993, as the volume of new business remained consistent with recent quarters.
  - Consumer Finance - Loans secured by first or second mortgages on residential real estate, generated primarily through direct marketing. Finance receivables grew to $192.0 million at March 31, 1994, an increase of $60.7 million (46.2%), compared with $131.3 million at December 31, 1993, reflecting increased levels of origination activity, including new loans generated by 18 additional branches opened in late 1993.

Factoring
  - Commercial Services - Factoring of accounts receivables, including credit protection, bookkeeping and collection activities. Finance receivables reached $1.96 billion at March 31, 1994, doubling the $981.9 million reported at December 31, 1993, largely as a result of the aforementioned
    BCC acquisition.   A seasonal increase in traditional factoring activity
    and volume with new clients in non-traditional industries also contributed to the growth in finance receivables from year-end 1993.

Commercial Airline Industry
Commercial airline finance receivables and equipment under operating lease totaled $1.85 billion or 12.9% of total financing and leasing assets (before the reserve for credit losses) at March 31, 1994, compared with $1.89 billion (14.2%) at December 31, 1993. The portfolio is secured by commercial aircraft and related equipment and is further described in the following table.

                                            MARCH 31,             DECEMBER 31,
                                              1994                    1993
                                          ------------            ------------
                                              (DOLLAR AMOUNTS IN MILLIONS)
Finance Receivables
  Amount outstanding (a)                  $1,399.0                $ 1,437.3
  Number of obligors                            43                       43
Operating Leases
  Net carrying value                      $  451.3                $   457.6
    Number of obligors                          20                       21
- - ------------------------------------------------------------------------------
Total                                     $1,850.3                $ 1,894.9
- - ------------------------------------------------------------------------------
Number of obligors (b)                          57                       58
- - ------------------------------------------------------------------------------
Number of aircraft                             274                      276
- - ------------------------------------------------------------------------------
(a) Includes accrued rents on operating leases of $0.6 million and $1.0 million at March 31, 1994 and December 31, 1993, respectively, which are classified in finance receivables in the Consolidated Balance Sheets.
(b) Certain obligors have both finance receivable and operating lease transactions.


One commercial airline obligor, with outstandings of $63.6 million at March 31, 1994 ($64.2 million at December 31, 1993), was subject to proceedings under Chapter 11 of the Bankruptcy Reform Act of 1978, as amended.

However, this obligor was current on its contractual obligations with the Corporation at March 31, 1994.

Highly Leveraged Transactions
Highly leveraged transactions ("HLTs") totaled $369.7 million (2.6% of financing and leasing assets before the reserve for credit losses) at March 31, 1994, down from $476.6 million (3.6%) at December 31, 1993, as a result of delisting various transactions which satisfied the HLT delisting criteria, as set forth by certain federal supervisory agencies.

The Corporation's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flow from operations. At March 31, 1994, the portfolio consisted of 25 obligors in 11 industry groups, located throughout the United States, with the largest regional concentration, 26.5%, in the Northeast. The nonaccrual status of the three accounts so classified at December 31, 1993 was unchanged at March 31, 1994. However, the total outstandings declined to $21.5 million at March 31, 1994 from $34.7 million at year-end 1993.

Unfunded commitments to lend in secured HLT situations were $83.2 million at March 31, 1994, compared with $123.1 million at December 31, 1993.

NET INTEREST REVENUE
During the 1994 first quarter, average financing and leasing assets ("AEA") were $13.02 billion, an increase of 10.0%, compared with $11.84 billion for the comparable 1993 period. Net interest revenue (interest and fees earned less interest expense) increased to $175.1 million for the 1994 first quarter, up $12.1 million (7.4%) from $163.0 million for the comparable 1993 period.

As a percentage of AEA, net interest revenue was 5.37% for the 1994 first quarter, compared with 5.51% in the 1993 first quarter, as interest rates earned on financing and leasing assets decreased more rapidly than interest rates paid on funds borrowed by the Corporation.

Interest and fees earned rose to $303.9 million for the first quarter of 1994, a $16.2 million (5.6%) improvement over the $287.7 million reported in the first quarter of 1993, and interest expense totaled $128.8 million for the 1994 first quarter, $4.2 million (3.3%) higher than the $124.7 million reported in the 1993 period.

Fluctuations in market interest rates can affect net interest revenue through changes in the spread between interest charged on interest-earning assets and interest rates paid on interest-bearing liabilities. As the level of market interest rates and the relationship between short-term and long-term market interest rates change, there is exposure to potential increases or decreases in net interest revenue.

A comparative analysis of the weighted average interest rates paid on the Corporation's debt, after giving effect to interest rate swaps, is set forth below.
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         1994         1993
- - ----------------------------------------------------------------------------
Floating rate debt                                       3.46%       3.41%
Fixed rate debt                                          6.70%       7.55%
Composite interest rate                                  4.70%       4.94%
- - ----------------------------------------------------------------------------

Interest rate swap transactions are generally entered into by the Corporation as a hedge against market interest rate fluctuations and are not entered into for trading or speculative purposes.

GAINS ON ASSET SALES
Gains on asset sales for the first quarter of 1994 were $7.6 million, compared with $1.3 million in the comparable 1993 quarter. The increase is attributable to securitizing $150 million of recreation vehicle receivables in January 1994 and to the sale of equipment previously on lease.

OPERATING EXPENSES
Operating expenses before the provision for credit losses totaled
$80.5 million for the 1994 first quarter, an increase of $12.9 million (19.0%) from $67.7 million for the 1993 first quarter. As a percentage of AEA, operating expenses were 2.47% in 1994, compared with 2.29% in 1993. The increases are primarily attributable to several unrelated factors, including the operating expenses associated with the acquired BCC factoring business, the continued expansion of Consumer Finance, and nonrecurring items (principally charges associated with consolidating Sales Financing's 12 business acquisition centers into five regional business centers). Excluding the BCC expenses and the nonrecurring items, operating expenses as a percentage of AEA were 2.31% for the first quarter of 1994.

The aforementioned factors resulted in salaries and employee benefits rising to $43.3 million for the first quarter of 1994, an increase of $5.5 million (14.5%), from $37.8 million in the 1993 first quarter, and in other operating expenses increasing to $37.3 million for the 1994 first quarter, an increase of $7.4 million (24.8%), compared with the $29.9 million reported in the 1993 first quarter.

The following table presents components of net income as a percentage of AEA, along with other selected financial data:
                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 -------------------------
(DOLLAR AMOUNTS IN THOUSANDS)                        1994         1993
                                                 -------------------------
Interest and fees earned*                               9.23%         9.55%
Interest expense*                                       3.86          4.04
                                                 -----------   -----------
Net interest revenue                                    5.37          5.51

Gains on asset sales                                     .24           .04

Operating expenses before
 provision for credit losses                            2.47          2.29

Net charge-offs**                                        .80           .75

Loss reserve increase/(decrease)                        (.03)          .06

Income before provision for income taxes                2.37          2.44

Provision for income taxes                               .89           .97
                                                 -----------   -----------
Net income                                              1.48%         1.47%
                                                 ===========   ===========
AEA                                              $13,024,231   $11,837,338
                                                 ===========   ===========
Average finance receivables                      $12,850,556   $11,891,369
                                                 ===========   ===========
Ratio of earnings to fixed charges                      1.59          1.57

 * Percentage calculated excluding interest income and interest expense relating to short-term interest-bearing deposits.

** Percentage of average finance receivables.

PROVISION AND RESERVE FOR CREDIT LOSSES
The total provision for credit losses was $24.9 million for the first quarter of 1994, compared with $24.3 million for the comparable 1993 period. Net charge-offs totaled $25.8 million, .80% (annualized) of average finance receivables for the current quarter, compared with $22.4 million, .75% (annualized) of average finance receivables for the 1993 first quarter.

The reserve for credit losses at March 31, 1994 was $180.0 million, 1.32% of finance receivables, compared with $169.4 million, 1.34% of finance receivables, at year-end 1993. The increase from year-end 1993 is attributable to credit loss reserves acquired as part of the BCC acquisition.

PAST DUE AND NONACCRUAL FINANCE RECEIVABLES,
AND ASSETS RECEIVED IN SATISFACTION OF LOANS
Finance receivables past due 60 days or more were $198.2 million (1.46% of finance receivables) at March 31, 1994, down from $216.1 million (1.71%) at December 31, 1993 and $317.9 million (2.62%) at March 31, 1993. Past due receivables on nonaccrual status declined to $105.6 million (0.78% of finance receivables) at March 31, 1994, from $139.9 million (1.11%) at December 31, 1993 and $220.4 million (1.81%) at March 31, 1993. Excluding past due loans in Industrial Financing that have dealer or manufacturer recourse provisions, the percentage of finance receivables past due 60 days or more was 1.16% at March 31, 1994, down from 1.47% at December 31, 1993 and 2.30% at March 31, 1993.

Assets received in satisfaction of loans were $79.5 million at March 31, 1994, down from $87.0 million at year-end 1993 and $106.0 million at March 31, 1993.

INCOME TAXES
The effective income tax rate for the 1994 first quarter was 37.8%, versus 39.8% in the comparable prior year period.

LIQUIDITY
The Corporation relies upon cash flow from operations to provide liquidity, but is also dependent upon issuing commercial paper and variable rate and fixed rate term debt to satisfy its financing needs.

At March 31, 1994, commercial paper borrowings were supported by $4.31 billion of credit line facilities, representing 70% of operating commercial paper (commercial paper outstanding less the amount funding short-term interest-bearing deposits). No borrowings have been made under credit lines since 1970.

CAPITALIZATION
The following table presents information regarding the Corporation's capital structure.

                                                 MARCH 31,     DECEMBER 31,
                                                   1994            1993
                                                -----------    -----------
                                                   (DOLLARS IN THOUSANDS)
Debt                                            $11,075,436    $10,795,139
Stockholders' equity                              1,715,674      1,692,235
                                                -----------    -----------
Total Capitalization                            $12,791,110    $12,487,374
                                                ===========    ===========
Debt-to-equity ratio                              6.45 to 1      6.38 to 1

Since year-end 1993, commercial paper borrowings decreased $313.2 million to $6.20 billion at March 31, 1994. Repayments of term debt totaled
$507.5 million in the 1994 first quarter consisting of $300.0 million of variable rate and $207.5 million of fixed rate term debt. During the quarter, the Corporation issued $801.0 million of variable rate and $300.0 million of fixed rate term debt.

At March 31, 1994, $1.77 billion of registered but unissued debt securities remained available under shelf registration statements. A shelf registration statement for an additional $4.0 billion of debt securities was filed with, but not yet declared effective by, the Securities and Exchange Commission.

INVESTMENTS IN DEBT AND EQUITY SECURITIES
The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994. SFAS 115 requires equity securities with readily determinable fair values and all debt securities be classified as either held-to-maturity, available-for-sale or trading; and that unrealized gains and losses be reported as a separate component of stockholders' equity, for available-for-sale securities, or included in earnings, for trading securities. At March 31, 1994, the total carrying value of investments subject to the provisions of SFAS 115 and the related unrealized gains and losses were immaterial. Additionally, none of the investments were classified as trading securities and, accordingly, no unrealized gains or losses are included in income for the quarter ended
March 31, 1994.

                          PART II.  OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES
     Under the most restrictive provisions of agreements relating to outstanding term debt, the Corporation may not, without the consent of the holders of such term debt, permit stockholders' equity to be less than $300,000,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

      (b) A Form 8-K report dated January 13, 1994 was filed with the Commission reporting the Corporation's announcement of results for the year ended December 31, 1993.

      (c) A Form 8-K report dated February 28, 1994 was filed with the Commission reporting that the Corporation had completed the acquisition of Barclays Commercial Corporation.

                                                            EXHIBIT 12

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
              COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                --------------------------
                                                  1994              1993
                                                --------------------------

Net Income                                      $ 48,035          $ 43,532

Provision for income taxes                        29,230            28,764
                                                --------          --------
Earnings before provision for income taxes        77,265            72,296
                                                --------          --------

Fixed charges:
  Interest and debt expense on indebtedness      128,840           124,686
  Interest factor - one third of rentals on
  real and personal properties                     1,903             1,907
                                                --------          --------

Total fixed charges                              130,743           126,593
                                                --------          --------

Total earnings before provision for income
  taxes and fixed charges                       $208,008          $198,889
                                                ========          ========


Ratio of earnings to fixed charges                  1.59              1.57

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                The CIT Group Holdings, Inc.
                                                ----------------------------
                                                       (Registrant)



                                            BY  /s/ J. J. Carroll
                                                ----------------------------
                                                J. J. Carroll
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (duly authorized and principal
                                                accounting officer)





DATE:  April 29, 1994