Form 10-Q
period 1994-06-30
CIT GROUP HOLDINGS INC /DE/
filed 1994-08-02
CIK 20388

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-Q
         (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1994
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              (212) 536-1950
              (Registrant's telephone number, including area code)

                                   NONE

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

                       Yes     X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1994: 1,000 shares.

                          THE CIT GROUP HOLDINGS, INC.

                                AND SUBSIDIARIES

                                   (UNAUDITED)



     TABLE OF CONTENTS                                                 PAGE


PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
         Consolidated Balance Sheets - June 30, 1994 and
           December 31, 1993.                                           2-3
         Consolidated Income Statements for the three and six
           month periods ended June 30, 1994 and 1993.                  4
         Consolidated Statements of Stockholders' Equity for
           the six month periods ended June 30, 1994 and 1993.          5
         Consolidated Statements of Cash Flows for the six
           month periods ended June 30, 1994 and 1993.                  6


Item 2.Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7-18

PART II.  OTHER INFORMATION

Item 2.Changes in Securities                                          19
     4.Submission of Matters to a Vote of Security Holders            19
     6.Exhibits and Reports on Form 8-K                               19



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

                          THE CIT GROUP HOLDINGS, INC.

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          (DOLLAR AMOUNTS IN THOUSANDS)




                                                   JUNE 30,        DECEMBER 31,
ASSETS                                               1994             1993
- --------                                           ---------------------------

FINANCING AND LEASING ASSETS
Finance receivables (net of unearned finance income of $1,541,365 and $1,482,069)

CORPORATE FINANCE
Capital Equipment Financing                      $4,322,804       $4,394,528
Business Credit                                   1,330,403        1,282,133
Credit Finance                                      709,059          645,642
                                                 ----------       ----------
                                                  6,362,266        6,322,303
DEALER AND MANUFACTURER FINANCING
Industrial Financing                              3,960,577        3,880,991
Sales Financing and Consumer Finance              1,604,720        1,438,865
                                                 ----------       ----------
                                                  5,565,297        5,319,856
FACTORING
Commercial Services                               1,851,670          981,935
                                                 ----------       ----------

  Finance receivables                            13,779,233       12,624,094
Reserve for credit losses                          (183,112)        (169,378)
                                                 ----------       ----------
  Net finance receivables                        13,596,121       12,454,716

Equipment under operating lease, net                736,717          751,901
                                                 ----------       ----------
  Net financing and leasing assets               14,332,838       13,206,617

CASH AND CASH EQUIVALENTS
Cash                                                 50,013          101,554
Interest-bearing deposits                            24,000               -
                                                 ----------       ----------
  Cash and cash equivalents                          74,013          101,554

OTHER ASSETS                                        433,553          420,310
                                                 ----------       ----------
  TOTAL ASSETS                                  $14,840,404      $13,728,481
                                                 ==========       ==========

                          THE CIT GROUP HOLDINGS, INC.

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          (DOLLAR AMOUNTS IN THOUSANDS)




                                                   JUNE 30,        DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1994             1993
- ------------------------------------              ---------        -----------

DEBT
Commercial paper                                $ 6,227,088      $ 6,516,139
Variable rate notes                               2,462,500        1,686,500
Fixed rate notes                                  2,408,677        2,392,500
Subordinated fixed rate notes                       300,000          200,000
                                                 ----------       ----------
  Total debt                                     11,398,265       10,795,139

Credit balances of factoring clients                953,484          521,728
Accrued liabilities and payables                    343,604          324,520
Deferred Federal income taxes
 and investment tax credits                         403,286          394,859
                                                 ----------       ----------
  Total liabilities                              13,098,639       12,036,246

STOCKHOLDERS' EQUITY
Common stock - authorized, issued and
 outstanding - 1,000 shares                         250,000          250,000
Paid-in capital                                     408,320          408,320
Retained earnings                                 1,083,445        1,033,915
                                                 ----------        ---------
  Total stockholders' equity                      1,741,765        1,692,235
                                                 ----------       ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $14,840,404      $13,728,481
                                                 ==========       ==========

                          THE CIT GROUP HOLDINGS, INC.

                                AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                       JUNE 30               JUNE 30

                                ------------------      ---------------

                                  1994        1993        1994        1993
                                  ----        ----        ----        ----

Interest and fees earned      $340,504    $295,190    $644,414    $582,871
Interest expense               147,255     126,733     276,095     251,419
                              --------    --------    --------    --------

  Net interest and fees        193,249     168,457     368,319     331,452
                              --------    --------    --------    --------

Gains on asset sales             3,371       2,906      10,996       4,178
                              --------    --------    --------    --------

Salaries and employee
 benefits                       49,057      36,909      92,307      74,683
Other operating expenses        37,389      31,949      74,688      61,845
                              --------    --------    --------    --------
  Operating expenses before
   provision for credit
   losses                       86,446      68,858     166,995     136,528

Provision for credit losses     27,411      26,892      52,292      51,193
                              --------    --------    --------    --------

  Total operating expenses     113,857      95,750     219,287     187,721
                              --------    --------    --------    --------

  Income before provision for
   income taxes                 82,763      75,613     160,028     147,909

Provision for income taxes      31,792      29,010      61,022      57,774
                              --------    --------    --------    --------

  Net income                  $ 50,971    $ 46,603    $ 99,006    $ 90,135
                              =======     =======     =======     =======

Ratio of earnings to
 fixed charges                    -           -           1.57        1.58

                          THE CIT GROUP HOLDINGS, INC.

                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)



                                                           SIX MONTHS ENDED
                                                                 JUNE 30

                                                         ------------------

                                                           1994         1993
                                                           ----         ----

Balance, January 1                                   $1,692,235    $1,601,091
Net income                                               99,006        90,135
Dividends paid                                          (49,476)      (45,152)
                                                     ----------     ----------
Balance, June 30                                     $1,741,765    $1,646,074
                                                     ==========     =========

                          THE CIT GROUP HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)        SIX MONTHS ENDED
                                                                JUNE 30

                                                          ----------------
                                                          1994        1993
                                                          ----        ----
CASH FLOWS FROM OPERATIONS
Net income                                             $  99,006     $90,135
Adjustments to reconcile net income to net cash
 flows from operations:
 Provision for credit losses                              52,292      51,193
 Depreciation and amortization                            36,691      21,862
 Provision for deferred Federal income taxes               4,427       2,827
 Gains on asset sales                                    (10,996)     (4,178)
 Increase in accrued liabilities and payables             23,028       3,652
 (Increase) decrease in other assets                      (4,160)     20,948
 Other                                                    (9,846)    (11,115)
                                                       ----------  ----------
   Net cash flows provided by operations                 190,442     175,324
                                                       ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                        (10,784,884) (9,493,136)
Collections on loans                                   10,477,918   8,988,939
Purchases of assets to be leased                         (306,685)   (458,519)
Collections on lease receivables                          262,956     237,126
Net (increase) decrease in short-term
 factoring receivables                                   (138,216)     16,320
Acquisition of Barclays Commercial Corp.                 (435,630)        -
Proceeds from asset sales                                 227,831      28,176
Purchases of loan portfolios                              (39,002)   (112,915)
Proceeds from sales of assets received in
 satisfaction of loans                                     28,074      24,227
Other                                                     (15,605)    (12,384)
                                                       ----------  ----------
   Net cash flows used for investing activities          (723,243)   (782,166)
                                                       ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable rate notes       1,306,000    550,000
Proceeds from the issuance of fixed rate notes            300,000    415,000
Repayments of variable and fixed rate term debt          (713,823)  (541,830)
Net (decrease) in commercial paper                       (289,051)  (142,021)
Proceeds from nonrecourse leveraged lease debt             5,853     106,424
Repayments of nonrecourse leveraged lease debt           (54,243)    (35,335)
Cash dividends paid                                      (49,476)    (45,152)
                                                       ----------  ----------
   Net cash flows from financing activities              505,260     307,086
                                                       ----------  ----------

Net (decrease) in cash and cash equivalents              (27,541)   (299,756)
Cash and cash equivalents, beginning of year             101,554     699,793
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $  74,013   $  400,037
                                                       ==========  ==========
Supplemental disclosures
Interest paid                                          $ 291,408   $ 264,233
Federal and State and local taxes paid                 $  57,787   $  44,926
Noncash transfer of receivables to other assets        $  48,381   $ 155,038
Noncash transfers of financing and leasing assets to
 assets received in satisfaction of loans              $  29,359   $ 109,217

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

NET INCOME
Net income for the 1994 second quarter totaled $51.0 million, an increase of $4.4 million (9.4%) from $46.6 million reported in the second quarter of 1993. For the six months ended June 30, 1994, net income was $99.0 million, an $8.9 million (9.8%) increase from $90.1 million for the same period of 1993. The results for both 1994 periods were records, principally due to improved fees and other revenue, and increased net interest and fees from higher financing and leasing assets. These improvements benefited from the acquisition of Barclays Commercial Corporation (BCC) on February 28, 1994.


FINANCING AND LEASING ASSETS
Financing and leasing assets increased from both March 31, 1994 and year-end 1993 as presented in the following table.
- ----------------------------------------------------------------------------
                                 June 30,       March 31,       December 31,
                                  1994             1994             1993
                                 --------       ---------       ---------
                                                (Amounts In Millions)
Finance receivables              $13,779.2      $13,590.1       $12,624.1
Equipment under operating lease      736.7          738.7           751.9
                                 --------       ---------       ---------

Financing and leasing assets     $14,515.9      $14,328.8       $13,376.0
                                 ========       ========        ========
- --------------------------------------------------------------------------------
The increase of $1.14 billion (8.5%) in financing and leasing assets from December 31, 1993 to June 30, 1994 is largely due to the acquisition of BCC in the first quarter of 1994. Excluding BCC, financing and leasing assets grew approximately $456 million (3.4%) in 1994. Increased competition, particularly from banks, was evident in underwriting standards (risk) and pricing (reward) throughout the markets served by the Corporation, as new business spreads tightened somewhat. Second quarter growth in financing and leasing assets was relatively modest due to a seasonal decline in sales to retail factoring customers of Commercial Services.

Financing and leasing assets at June 30, 1994 and the changes from December 31, 1993 are discussed below for each business unit.

Corporate Finance

  o Capital Equipment Financing - Customized secured equipment financing and leasing for major capital equipment.

     Finance receivables totaled $4.32 billion at June 30, 1994, down $71.7 million (1.6%) from $4.39 billion at December 31, 1993. Equipment under operating lease totaled $553.1 million, down $12.6 million (2.2%) from $565.7 million. In spite of new business volume improving $41.2 million (11.4%) to $403.9 million in the first half of 1994, prepayments resulted in a decline in financing and leasing assets.

  o Business Credit - Revolving and term loans, including debtor-in-possession and workout financing, for medium and larger-sized companies secured by accounts receivable, inventory and fixed assets.

     Finance receivables totaled $1.33 billion, an increase of $48.3 million (3.8%) from $1.28 billion, as the pace of customer paydowns slowed during the second quarter.

  o Credit Finance - Revolving and term loans, including restructurings, for small and medium-sized companies secured by accounts receivable, inventory and fixed assets.

     Finance receivables totaled $709.1 million, an increase of $63.4 million (9.8%), from $645.6 million, as steady demand for fundings by middle-market companies continued.

Dealer and Manufacturer Financing

  o Industrial Financing - Secured equipment financing and leasing for medium-sized companies, including dealer and manufacturer financing.

     Finance receivables were $3.96 billion, an increase of $79.6 million (2.1%), from $3.88 billion, as funding volume, primarily with middle-market companies, remained at record levels. Equipment under operating lease totaled $183.6 million, down $2.6 million (1.4%) from $186.2 million.

  o Sales Financing - Retail secured financing of recreational vehicles, recreational boats, and manufactured housing through dealers and manufacturers.

     Finance receivables totaled $1.35 billion, an increase of $40.2 million (3.1%) from $1.31 billion after the reclassification of approximately
     $48.0 million of manufactured housing receivables to other assets at June 30, 1994, in connection with an asset securitization completed in July 1994.

  o Consumer Finance - Loans secured by first or second mortgages on residential real estate, generated primarily through direct marketing.

     Finance receivables totaled $257.0 million, an increase of $125.7 million (95.7%), from $131.3 million, as this de novo operation continued to grow, primarily through the origination of new loans.

Factoring

  o Commercial Services - Factoring of accounts receivables, including credit protection, bookkeeping and collection activities.

     Finance receivables totaled $1.85 billion, an increase of $869.7 million (88.6%) from $981.9 million at year-end. The increase reflects the acquisition of BCC and record new client signings in the first half of the year.

Commercial Airline Industry

Commercial airline finance receivables and equipment under operating lease totaled $1.88 billion or 13.0% of total financing and leasing assets (before the reserve for credit losses) at June 30, 1994, compared with $1.89 billion (14.2%) at December 31, 1993.

The portfolio is secured by commercial aircraft and related equipment and is further described in the following table.
- ------------------------------------------------------------------------------
                                               June 30,          December 31,
                                                 1994                  1993
                                              ---------          ----------
                                               (Dollar Amounts In Millions)

Finance Receivables
  Amount outstanding(a)                         $1,436.2             $1,437.3
  Number of obligors                                45                   43
Operating Leases
  Net carrying value                            $  442.6             $  457.6
  Number of obligors                                20                   21


- -------------------------------------------------------------------------------

 Total                                          $1,878.8             $1,894.9


- -------------------------------------------------------------------------------

Number of obligors(b)                               59                   58


- ------------------------------------------------------------------------------

Number of aircraft                                 274                 276
- --------------------------------------------------------------------------------
(a) Includes accrued rents on operating leases of $0.6 million at June 30, 1994 and $1.0 million at December 31, 1993, which were classified in finance receivables in the Consolidated Balance Sheets.
(b) Certain obligors have both finance receivable and operating lease transactions.

The modest $16.1 million decrease in outstandings reflects paydowns and maturities, partially offset by the funding of three transactions during the second quarter. Management continues to monitor closely the investment in this portfolio relative to total financing and leasing assets.

A commercial airline obligor, with outstandings of $77.0 million at June 30, 1994 ($64.2 million at December 31, 1993) was subject to proceedings under Chapter 11 of the Bankruptcy Reform Act of 1978, as amended. During the quarter, one aircraft with a net carrying value of $14.0 million (which came off lease from another airline) was re-leased to this obligor. All contractual obligations between this obligor and the Corporation were current at June 30, 1994.

Highly Leveraged Transactions

Highly leveraged transactions ("HLTs") totaled $459.3 million (3.2% of financing and leasing assets before the reserve for credit losses) at June 30, 1994, compared with $476.6 million (3.6%) at December 31, 1993. The Corporation's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flow from operations. Unfunded commitments to lend in secured HLT situations were $164.5 million at June 30, 1994, compared with $123.1 million at December 31, 1993.

At June 30, 1994, the portfolio consisted of 30 obligors in 13 industry groups located throughout the United States, with the largest regional concentrations in the West (31.3%) and Southeast (25.9%). Total outstandings to HLT accounts classified as nonaccrual increased to $69.7 million (4 accounts) at June 30, 1994 from $34.7 million (3 accounts) at December 31, 1993 as one additional account was placed on nonaccrual.

NET INTEREST AND FEES

Net interest and fees includes interest and rents earned on financing and leasing assets, net of interest expense, as well as noninterest revenues reflecting commissions generated from processing factored accounts receivable invoices in Commercial Services, syndication and other fees earned principally through Business Credit, and various other sources of revenue, including fees not dependent upon the advancement of funds.

Changes in interest and fees earned and interest expense are set forth below:
- --------------------------------------------------------------------------------
                                              Three Months Ended June 30,

                                     ----------------------------------------
(Dollar Amounts in Millions)
                                      1994        1993               Increase

                                 ----------   ---------     ------------------

Interest and fees earned           $  340.5    $   295.2    $   45.3    15.4%
Interest expense                      147.3        126.7        20.5    16.2%
                                  ---------   ----------     --------   -----
Net interest and fees              $  193.2    $   168.5    $   24.8    14.7%
                                  =========   ==========    ========    ======

AEA                               $13,437.7    $12,290.6    $1,147.1     9.3%
                                  =========   ==========    ========    =====

Net interest and fees
  as a % of AEA                       5.75%        5.48%
                                      =====        =====


                                              Six Months Ended June 30,

                                     ----------------------------------------


                                      1994        1993           Increase

                                  ---------   ---------     -----------------

Interest and fees earned           $  644.4    $   582.9    $   61.5    10.6%
Interest expense                      276.1        251.4        24.7     9.8%
                                  ---------    ---------     -------    -----
Net interest and fees              $  368.3    $   331.5    $   36.9    11.1%
                                  =========    =========     =======    =====

AEA                                $13,246.9   $12,069.1    $1,777.8     9.8%
                                   =========   =========     =======     =====

Net interest and fees
 as a % of AEA                         5.56%        5.49%
                                       =====       =====
- --------------------------------------------------------------------------------

The increases in net interest and fees were attributable to growth in financing and leasing assets and to higher noninterest revenue. For the first six months of 1994, average earning assets (AEA) were $13.25 billion, up 9.8% from $12.07 billion in 1993. The improvements in noninterest revenue included four months of incremental BCC factoring commissions and a distribution, in excess of carrying value, from an equity investment of the Corporation's venture capital operation. The improvements in noninterest revenue more than offset the negative impact of increased pricing competition and rising market interest rates.

A comparative analysis of the weighted average interest rates paid on the Corporation's debt, after giving effect to interest rate swaps, is set forth below.
- --------------------------------------------------------------------------------

                                Three Months Ended           Six Months Ended
                                      June 30,                 June 30,
                              1994           1993          1994       1993
                             --------------------         ---------------------

Floating rate debt              4.04%      3.29%          3.76%      3.35%
Fixed rate debt                 6.69%      7.50%          6.69%      7.53%
Composite interest rate         5.11%      4.82%          4.91%      4.87%

- -------------------------------------------------------------------------------

Derivative transactions are generally entered into by the Corporation as a hedge against market interest rate fluctuations and are not entered into for trading or speculative purposes.

GAINS ON ASSET SALES

Gains on asset sales for the second quarter of 1994 were $3.4 million, compared with $2.9 million in the comparable 1993 quarter. For the six months ended June 30, 1994, gains on asset sales were $11.0 million, compared to $4.2 million in the 1993 period, primarily due to securitizing $150 million of recreational vehicle receivables in January 1994.

OPERATING EXPENSES

Operating expenses before the provision for credit losses totaled $86.4 million for the 1994 second quarter, an increase of $17.6 million (25.5%) from $68.9 million for the 1993 second quarter. For the six months ended June 30, 1994, operating expenses before the provision for credit losses totaled $167.0 million, an increase of $30.5 million (22.3%), compared with $136.5 million for the comparable 1993 period.

The increases are largely incremental expenses, salaries and benefits of BCC (involving order and invoice processing, bookkeeping and collection of factored receivables for which the Corporation earns a commission) and the expanded Consumer Finance operation, as well as a nonrecurring first quarter charge associated with consolidating Sales Financing's 12 business acquisition centers into five regional business centers. Commercial Services has an integration plan in progress designed to maintain business momentum, provide uninterrupted levels of quality services and generate economies of scale. Management believes that these efforts will, over time, reduce the Corporation's operating expense ratios to levels more comparable with recent periods.

As a percentage of AEA, operating expenses were 2.57% for the 1994 second quarter, compared with 2.24% for 1993, and 2.52% for the current six month period versus 2.26% a year ago.

The following table presents components of net income as a percentage of AEA, along with other selected financial data:
- --------------------------------------------------------------------------------
                                                             Six Months Ended
                                                                 June 30,
                                                   ----------------------------

(Dollar Amounts In Thousands)                             1994          1993
                                                   ----------------------------

Interest and fees earned*                                 9.62%         9.51%
Interest expense*                                         4.06          4.02
                                                         -----         -----

Net interest and fees                                     5.56          5.49

Gains on asset sales                                      0.17          0.07

Operating expenses before
 provision for credit losses                              2.52          2.26

Net charge-offs**                                         0.74          0.74

Loss reserve increase                                     0.05          0.11

Income before provision for income taxes                  2.42          2.45

Provision for income taxes                                0.92          0.96
                                                         -----         -----

Net income                                                1.50%         1.49%
                                                         =====         =====

AEA                                                 $13,246,944    $12,069,068
                                                    ===========   ===========

Average finance receivables                         $13,247,293    $12,077,141
                                                    ===========   ============

Ratio of earnings to fixed charges                         1.57          1.58

 * Percentage calculated excluding interest income and interest expense relating to short-term interest-bearing deposits.

** Percentage of average finance receivables.
- -------------------------------------------------------------------------------

PROVISION AND RESERVE FOR CREDIT LOSSES

The following table summarizes the activity in the reserve for credit losses.
- --------------------------------------------------------------------------------

                                Three Months Ended           Six Months Ended
                                       June 30,                   June 30,
(Dollar Amounts in Millions)     1994        1993          1994        1993
                               ------      ------         -----       -----
Net charge-offs                 $23.1      $22.2          $48.9      $44.6
Reserve change                    4.3        4.7            3.4        6.6
                                -----      -----          -----      -----
Provision for credit losses     $27.4      $26.9          $52.3      $51.2
                                =====      =====          =====      =====

Net charge-offs as a percent (annualized)
 of average finance receivables   0.67%    0.72%          0.74%      0.74%
- --------------------------------------------------------------------------------

The reserve for credit losses at June 30, 1994 was $183.1 million (1.33% of finance receivables), compared with $169.4 million (1.34%) at year-end 1993. The increased balance from year-end 1993 is largely attributable to acquired credit loss reserves, principally BCC's.

PAST DUE AND NONACCRUAL FINANCE RECEIVABLES

Finance receivables past due 60 days or more declined to $187.8 million (1.36% of finance receivables before the reserve for credit losses) at June 30, 1994, from $198.2 million (1.46%) at March 31, 1994 and $216.1 million (1.71%) at year-end 1993. Excluding past due loans in Industrial Financing that have dealer or manufacturer recourse provisions, the percentage of finance receivables past due 60 days or more was 1.12% at June 30, 1994 down from 1.16% at March 31, 1994 and 1.47% at December 31, 1993.

Past due finance receivables on nonaccrual status were $117.0 million (0.85% of finance receivables before the reserve for credit losses) at June 30, 1994, up from $105.6 million (0.78%) at March 31, 1994 but improved from $139.9 million (1.11%) at December 31, 1993.

ASSETS RECEIVED IN SATISFACTION OF LOANS

Assets received in satisfaction of loans were $67.6 million at June 30, 1994, down from $79.5 million at March 31, 1994 and $87.0 million at year-end 1993.

INCOME TAXES

The effective income tax rate for the 1994 second quarter was 38.4%, unchanged from the prior year period. For the first six months of 1994, the effective tax rate was 38.1%, compared to 39.1% for the first half of 1993.

LIQUIDITY AND CAPITALIZATION

The Corporation manages liquidity through: (1) principal repayments of existing finance receivables and the generation of cash flow from operations and (2) the borrowing of funds, primarily in the United States money and capital markets. Such cash is used to fund asset growth (including the bulk purchase of receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis.

The following table presents information regarding the Corporation's capital structure.
- --------------------------------------------------------------------------------
                             June 30,            March 31,     December 31,
                               1994               1994                1993
                           -----------      -----------        -----------
                                          (Dollars In Thousands)
Commercial Paper           $ 6,227,088       $ 6,202,936       $ 6,516,139
Term Debt                    5,171,177         4,872,500         4,279,000
Stockholders' equity         1,741,765         1,715,674         1,692,235
                           -----------      ------------       -----------
Total Capitalization       $13,140,030       $12,791,110       $12,487,374
                           ===========      ============       ===========

Ratios:
Debt-to-equity              6.54 to 1          6.45 to 1         6.38 to 1
Debt-to-equity plus reserve
 for credit losses          5.92 to 1          5.84 to 1         5.80 to 1
- --------------------------------------------------------------------------------


Commercial paper borrowings declined by $289.1 million from year-end, as the Corporation issued $505.0 million of variable rate term debt. Repayments of term debt totaled $206.3 million in the 1994 second quarter, largely variable rate term debt.

At June 30, 1994, commercial paper borrowings were supported by $4.68 billion of credit line facilities, representing 75% of operating commercial paper (commercial paper outstanding less the amount funding short-term interest-bearing deposits). No borrowings have been made under credit lines since 1970.

At June 30, 1994, $5.3 billion of registered but unissued debt securities remained available under shelf registration statements.

                           PART II.  OTHER INFORMATION
                          -----------------------------
ITEM 2.  CHANGES IN SECURITIES

Under the most restrictive provisions of agreements relating to outstanding term debt, the Corporation may not, without the consent of the holders of such term debt, permit stockholders' equity to be less than $300,000,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 14, 1994, DKB and MHC Holdings, by unanimous written consent, re-elected the following ten persons to the Board of Directors to serve until April 30, 1995 or until their successors shall have been elected and qualified:

                       Messrs. Hisao Kobayashi (Chairman)
                               Albert R. Gamper, Jr.
                               Michio Murata
                               Joseph A. Pollicino
                               Paul N. Roth
                               Tomoaki Tanaka
                               Peter J. Tobin
                               Toshiji Tokiwa
                               Keiji Torii
                               William H. Turner

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

   (b) A Form 8-K report dated April 12, 1994 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended March 31, 1994.

   (c) A Form 8-K report dated July 14, 1994 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended June 30,1994.

                                                                  EXHIBIT 12

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                  1994              1993
                                                -------           -------


Net Income                                      $ 99,006          $ 90,135

Provision for income taxes                        61,022            57,774
                                                 -------           -------

Earnings before provision for income taxes       160,028           147,909
                                                 -------           -------


Fixed charges:
  Interest and debt expense on indebtedness      276,095           251,419
  Interest factor - one third of rentals on
    real and personal properties                   3,893             3,939
                                                 -------           -------
Total fixed charges                              279,988           255,358
                                                --------           --------


Total earnings before provision for income
  taxes and fixed charges                       $440,016          $403,267
                                                ========          ========



Ratio of earnings to fixed charges                  1.57             1.58

                                   SIGNATURES
                                  ------------


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





DATE:  August 2, 1994