Form 10-Q
period 1994-09-30
CIT GROUP HOLDINGS INC /DE/
filed 1994-10-31
CIK 20388

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-Q
         (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1994
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       Yes     X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1994: 1,000 shares.

                          THE CIT GROUP HOLDINGS, INC.

                                AND SUBSIDIARIES

                                   (UNAUDITED)



         TABLE OF CONTENTS                                              PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.
Financial Statements

         Consolidated Balance Sheets - September 30, 1994 and
           December 31, 1993.                                           2-3
         Consolidated Income Statements for the three and nine
           month periods ended September 30, 1994 and 1993.             4
         Consolidated Statements of Stockholders' Equity for
           the nine month periods ended September 30, 1994 and 1993.    5
         Consolidated Statements of Cash Flows for the nine
           month periods ended September 30, 1994 and 1993.             6


  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7-18

PART II.  OTHER INFORMATION

  Item 2. Changes in Securities                                          19
       4. Submission of Matters to a Vote of Security Holders            19
       6. Exhibits and Reports on Form 8-K                               19



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

                                         THE CIT GROUP HOLDINGS, INC.

                                               AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                       SEPTEMBER 30,             DECEMBER 31,
 ASSETS                                                                    1994                      1993

                                                                       -------------             ------------
 FINANCING AND LEASING ASSETS
 Finance receivables (net of unearned finance
  income of $1,359,980 and $1,482,069)

 CORPORATE FINANCE
 Capital Equipment Financing                                              $4,313,364               $4,394,528
 Business Credit                                                           1,406,090                1,282,133
 Credit Finance                                                              714,346                  645,642

                                                                         -----------              -----------
                                                                           6,433,800                6,322,303
 DEALER AND MANUFACTURER FINANCING
 Industrial Financing                                                      4,069,811                3,880,991
 Sales Financing and Consumer Finance                                      1,751,936                1,438,865
                                                                         -----------              -----------
                                                                           5,821,747                5,319,856
 FACTORING
 Commercial Services                                                       2,115,161                  981,935
                                                                         -----------              -----------

   Finance receivables                                                    14,370,708               12,624,094
 Reserve for credit losses                                                 (185,321)                (169,378)
                                                                         -----------              -----------
   Net finance receivables                                                14,185,387               12,454,716

 Equipment under operating lease, net                                        790,692                  751,901
                                                                         -----------              -----------
   Net financing and leasing assets                                       14,976,079               13,206,617

 CASH AND CASH EQUIVALENTS
 Cash                                                                         24,379                  101,554
 Interest-bearing deposits                                                    40,000                    -
                                                                         -----------              -----------
   Cash and cash equivalents                                                  64,379                  101,554

 OTHER ASSETS                                                                396,826                  420,310
                                                                         -----------              -----------
   TOTAL ASSETS                                                          $15,437,284              $13,728,481
                                                                         ===========              ===========

                                         THE CIT GROUP HOLDINGS, INC.

                                               AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                        SEPTEMBER 30,             DECEMBER 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY                                      1994                     1993
                                                                        -------------            -------------
 DEBT

 Commercial paper                                                         $6,541,220               $6,516,139
 Variable rate notes                                                       2,412,500                1,686,500
 Fixed rate notes                                                          2,473,150                2,392,500
 Subordinated fixed rate notes                                               300,000                  200,000
                                                                          ----------              -----------
   Total debt                                                             11,726,870               10,795,139

 Credit balances of factoring clients                                      1,155,480                  521,728
 Accrued liabilities and payables                                            377,051                  324,520
 Deferred Federal income taxes
  and investment tax credits                                                 409,971                  394,859
                                                                          ----------              -----------
   Total liabilities                                                      13,669,372               12,036,246

 STOCKHOLDERS' EQUITY
 Common stock - authorized, issued and
  outstanding - 1,000 shares                                                 250,000                  250,000
 Paid-in capital                                                             408,320                  408,320
 Retained earnings                                                         1,109,592                1,033,915

                                                                          ----------              -----------
   Total stockholders' equity                                              1,767,912                1,692,235
                                                                          ----------              -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $15,437,284              $13,728,481
                                                                        ============            =============

                                          THE CIT GROUP HOLDINGS, INC.

                                                AND SUBSIDIARIES

                                         CONSOLIDATED INCOME STATEMENTS

                                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                                  1994              1993               1994               1993
                                               ---------        ----------         ----------        ----------


 Interest and fees earned                      $342,838          $304,691           $987,252           $887,562
 Interest expense                               161,349           127,782            437,444            379,201
                                              ---------        ----------          ---------         ----------


   Net interest and fees                        181,489           176,909            549,808            508,361
                                               ---------        ----------          ---------        ----------


 Gains on asset sales                             9,920            18,850             20,916             23,028
                                               ---------        ----------          ---------        ----------


 Salaries and employee
  benefits                                       46,861            38,209            139,168            112,892

 Other operating expenses                        38,333            34,741            113,021             96,586
                                               ---------        ----------          ---------        ----------


   Operating expenses before
    provision for credit losses                  85,194            72,950            252,189           209,478

 Provision for credit losses                     20,041            28,404             72,333             79,597
                                               ---------        ----------          ---------        ----------


   Total operating expenses                     105,235           101,354            324,522            289,075
                                               ---------        ----------          ---------        ----------


   Income before provision for
    income taxes                                 86,174            94,405            246,202            242,314

 Provision for income taxes                      33,587            46,956             94,609            104,730
                                               ---------        ----------          ---------        ----------


   Net income                                   $52,587           $47,449           $151,593           $137,584
                                             ===========        ==========         ==========        ==========

 Ratio of earnings to
  fixed charges                              -                 -                        1.56               1.63

                                         THE CIT GROUP HOLDINGS, INC.

                                               AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            (AMOUNTS IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                            1994                      1993
                                                                           ------                   ------

 Balance, January 1                                                       $1,692,235               $1,601,091
 Net income                                                                  151,593                  137,584
 Dividends paid                                                              (75,916)                 (68,874)
                                                                          ----------               ----------


 Balance, September 30                                                    $1,767,912               $1,669,801
                                                                          ==========               ==========




                                         THE CIT GROUP HOLDINGS, INC.
                                               AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (AMOUNTS IN THOUSANDS)

                                                                                 Nine Months Ended
                                                                                   SEPTEMBER 30,
                                                                              1994                  1993
                                                                             ------               ------
 CASH FLOWS FROM OPERATIONS
 Net income                                                                     $151,593             $137,584
 Adjustments to reconcile net income to net cash
  flows from operations:
  Provision for credit losses                                                     72,333               79,597
  Depreciation and amortization                                                   54,413               34,096
  Provision for deferred Federal income taxes                                     11,112                9,007
  Gains on asset sales                                                           (20,916)             (23,028)
  Increase in accrued liabilities and payables                                    56,475               50,012
  (Increase) decrease in other assets                                             (3,846)              17,621
  Other                                                                          (14,516)             (22,419)
                                                                                --------             --------
    Net cash flows provided by operations                                        306,648              282,470
                                                                                --------             --------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Loans extended                                                              (16,667,886)         (14,951,282)
 Collections on loans                                                         16,119,606           14,369,071
 Purchases of assets to be leased                                               (673,394)            (632,665)
 Collections on lease receivables                                                400,396              369,804
 Net increase in short-term factoring receivables                               (261,420)             (34,343)
 Acquisition of Barclays Commercial Corp.                                       (435,630)                -
 Proceeds from asset sales                                                       493,209              209,023
 Purchases of loan portfolios                                                   (133,168)            (197,717)
 Proceeds from sales of assets received in
  satisfaction of loans                                                           34,896               33,515
 Other                                                                           (27,060)              (8,454)
                                                                               ---------             --------
    Net cash flows used for investing activities                              (1,150,451)            (843,048)
                                                                               ---------             --------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from the issuance of variable and
  fixed rate notes                                                             2,086,200            1,635,000
 Repayments of variable and fixed rate notes                                  (1,179,550)            (871,330)
 Net increase (decrease) in commercial paper                                      25,081             (545,910)
 Proceeds from nonrecourse leveraged lease debt                                   27,571              107,153
 Repayments of nonrecourse leveraged lease debt                                  (76,758)             (57,786)
 Cash dividends paid                                                             (75,916)             (68,874)
                                                                                --------             --------
    Net cash flows from financing activities                                     806,628              198,253
                                                                                --------             --------

 Net decrease in cash and cash equivalents                                       (37,175)            (362,325)
 Cash and cash equivalents, beginning of year                                    101,554              699,793
                                                                                --------             --------
 Cash and cash equivalents, end of quarter                                       $64,379             $337,468
                                                                                ========             ========

 Supplemental disclosures
 Interest paid                                                                  $428,692             $375,900
 Federal and State and local taxes paid                                          $75,965              $71,970
 Noncash transfer of receivables to other assets                                 $48,381             $155,038
 Noncash transfers of financing and leasing assets to
  assets received in satisfaction of loans                                       $37,984             $140,140

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

NET INCOME
Net income for the 1994 third quarter totaled $52.6 million, an increase of $5.1 million (10.8%) from $47.4 million reported in the third quarter of 1993. For the nine months ended September 30, 1994, net income was $151.6 million, a $14.0 million (10.2%) increase from $137.6 million in 1993. The results for both 1994 periods were records, reflecting growth in interest income from the higher level of financing and leasing assets and increased factoring commissions, due in part, to the acquisition of Barclays Commercial Corporation (BCC) on February 28, 1994. Also contributing to the record earnings were lower charge-offs resulting from improved credit quality.

FINANCING AND LEASING ASSETS
Financing and leasing assets increased from both June 30, 1994 and year-end 1993 as presented in the following table.

 ------------------------------------------------------------------------------------------------------------
                                                     September 30,            June 30,              December 31,
                                                      1994                    1994                     1993
                                                     ---------                ----------            ---------
                                                                  (Amounts in Millions)
 Finance receivables                                 $14,370.7                $13,779.2             $12,624.1
 Equipment under operating lease                         790.7                    736.7                 751.9
                                                     ---------               ----------            ----------
 Financing and leasing assets                        $15,161.4                $14,515.9             $13,376.0
                                                    ==========              ===========           ===========
 ------------------------------------------------------------------------------------------------------------

The increases of $645.5 million (4.4%) in financing and leasing assets from June 30, 1994 and $1.79 billion (13.3%) from December 31, 1993 reflect continued growth in middle-market financing, home equity lending, inventory and accounts receivable commercial financing, and a seasonal increase in factored receivables. The increase from December 31, 1993 also included over $700.0 million in factored receivables from the acquisition of BCC.

Financing and leasing assets at September 30, 1994 and the changes from December 31, 1993 are discussed below for each business unit.
Corporate Finance
  o Capital Equipment Financing - Customized secured equipment financing and leasing of major capital equipment for medium and larger-sized companies.

     Financing and leasing assets totaled $4.90 billion at September 30, 1994, down $59.2 million (1.2%) from $4.96 billion at December 31, 1993. These amounts include equipment under operating lease of $587.6 million at September 30, 1994 and $565.7 million at December 31, 1993. While 1994 new business volume totaled $713.8 million (an increase of 10.6% from $645.2 million in the prior year period), financing and leasing assets declined slightly due to higher than normal prepayments and receivable sales for credit risk management purposes.

  o Business Credit - Revolving and term loans, including debtor-in-possession and workout financing, for medium and larger-sized companies secured by accounts receivable, inventory and fixed assets.

     Financing and leasing assets totaled $1.41 billion, an increase of $124.0 million (9.7%) from $1.28 billion, reflecting new business volume, additional borrowings under existing credit arrangements, and customer paydowns returning to more normal levels.

  o Credit Finance - Revolving and term loans, including restructurings, for small and medium-sized companies secured by accounts receivable, inventory and fixed assets.

     Financing and leasing assets totaled $714.3 million, a gain of $68.7 million (10.6%), from $645.6 million reflecting record new business volume from a strengthened competitive position with small to middle-market companies.

Dealer and Manufacturer Financing
  o Industrial Financing - Secured equipment financing and leasing for medium-sized companies, including dealer and manufacturer financing.

     Financing and leasing assets totaled $4.27 billion, an increase of $205.7 million (5.1%), from $4.07 billion, as new business volume, principally with middle-market companies, continued at record levels. Financing and leasing assets at September 30, 1994 included equipment under operating lease totaling $203.1 million, an increase of $16.9 million (9.1%) from $186.2 million at December 31, 1993.

  o Sales Financing - Retail secured financing of recreational vehicles, recreational boats, and manufactured housing through dealers and manufacturers.

     Financing and leasing assets totaled $1.36 billion, an increase of $55.5 million (4.2%) from $1.31 billion reflecting improved new business volume. The 1994 growth was tempered by a second quarter $48.0 million securitization and a third quarter $114.0 million asset sale for credit risk management purposes, both comprised of manufactured housing receivables.

  o Consumer Finance - Loans secured by first or second mortgages on residential real estate, generated primarily through direct marketing.

     Financing and leasing assets totaled $388.9 million, an increase of $257.6 million (196.2%), from $131.3 million. The growth reflects continued improvement in new loan originations supplemented by occasional bulk purchases of existing portfolios.

Factoring
  o Commercial Services - Factoring of accounts receivables, including credit protection, bookkeeping and collection activities.

     Financing and leasing assets totaled $2.12 billion, an increase of $1.13 billion (115.4%) from $981.9 million at year-end. The increase reflects the acquisition of BCC, record new client signings in 1994, and a seasonal increase in the volume of factored receivables.

Commercial Airline Industry

Commercial airline finance receivables and equipment under operating lease totaled $1.84 billion or 12.2% of total financing and leasing assets (before the reserve for credit losses) at September 30, 1994, compared with $1.89 billion (14.2%) at December 31, 1993.

The portfolio is secured by commercial aircraft and related equipment, and is further described in the following table.

 -----------------------------------------------------------------------------------------------------------
                                                                            September 30,             December 31,
                                                                               1994                       1993
                                                                            -----------                -----------
                                                                       (Dollar Amounts in Millions)
 Finance Receivables
  Amount outstanding(a)                                                     $1,401.9                 $1,437.3
  Number of obligors                                                              44                       43
 Operating Leases
  Net carrying value                                                          $442.1                   $457.6
  Number of obligors                                                              18                       21

 -----------------------------------------------------------------------------------------------------------

 Total                                                                      $1,844.0                 $1,894.9

 -----------------------------------------------------------------------------------------------------------

 Number of obligors(b)                                                            57                       58

 -----------------------------------------------------------------------------------------------------------

 Number of aircraft                                                              277                      276

 -----------------------------------------------------------------------------------------------------------

 (a) Includes accrued rents on operating leases of $0.5 million at September 30, 1994 and $1.0 million at
     December 31, 1993, which were classified as finance receivables in the Consolidated Balance Sheets.
 (b) Certain obligors have both finance receivable and operating lease transactions.
 -----------------------------------------------------------------------------------------------------------

The $50.9 million decline in commercial airline industry outstandings reflects scheduled maturities and the sale of existing transactions for credit risk management purposes, offset in part by additional fundings. Management continues to monitor closely the investment in this portfolio relative to total financing and leasing assets.

On August 25, 1994, America West Airlines emerged from under the protection of Chapter 11 of the Bankruptcy Reform Act of 1978, as amended (Chapter 11). As such, at September 30, 1994, none of the obligors in the Corporation's commercial airline industry portfolio were subject to bankruptcy proceedings. However, Trans World Airlines, Inc., with total outstandings to the Corporation of $34.1 million at September 30, 1994, has publicly announced that it may file a prepackaged Chapter 11 bankruptcy plan if its recently disclosed restructuring proposal is not agreed to by creditors. All of the Corporation's transactions (loans and leases) with this obligor are cross-collateralized, and the total fair value of that collateral exceeds the total outstandings. As such, management does not believe this situation will have a significant effect on the Corporation's 1994 financial position or results of operations.

Highly Leveraged Transactions

Highly leveraged transactions ("HLTs") totaled $471.9 million (3.1% of financing and leasing assets before the reserve for credit losses) at September 30, 1994, compared with $476.6 million (3.6%) at December 31, 1993. The Corporation's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flow from operations. Unfunded commitments to lend in secured HLTs were $207.9 million at September 30, 1994, compared with $123.1 million at December 31, 1993.

At September 30, 1994, the portfolio consisted of 31 obligors in 13 industry groups located throughout the United States, with the largest regional concentration in the West (32.2%). Total HLT outstandings classified as nonaccrual increased to $68.5 million (4 accounts) at September 30, 1994 from $34.7 million (3 accounts) at December 31, 1993 as one additional account was placed on nonaccrual in the second quarter of 1994.

NET INTEREST AND FEES

Net interest and fees includes interest earned and rents received on financing and leasing assets, net of interest expense, as well as noninterest revenues reflecting commissions generated from processing factored accounts receivable invoices, and from syndication, pre-payment and other fees, many of which are not dependent upon the advancement of funds.


A comparison of 1994 and 1993 interest and fees earned and interest expense is set forth below:

- ------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended September 30,
                                                            -----------    -----------    ---------------------
 (Dollar Amounts in Millions)                                  1994           1993             Increase
                                                            -----------    -----------    ---------------------
 Interest and fees earned                                      $342.8         $304.7         $38.1      12.5%
 Interest expense                                               161.3          127.8          33.5      26.2%
                                                            ---------      ---------      --------      -----
 Net interest and fees                                         $181.5         $176.9          $4.6       2.6%
                                                            =========      =========      ========      =====

 Average financing and leasing assets (AEA)                 $13,732.1      $12,319.2      $1,412.9      11.5%
                                                            =========      =========      ========      =====

 Net interest and fees as a % of AEA                            5.29%        5.75%
                                                               ======        ======
                                                                        Nine Months Ended September 30,
                                                            -----------    -----------    ---------------------
                                                               1994           1993               Increase
                                                            -----------    -----------    ---------------------
 Interest and fees earned                                      $987.2         $887.6         $99.6      11.2%
 Interest expense                                               437.4          379.2          58.2      15.3%
                                                             --------       --------      --------     ------
 Net interest and fees                                         $549.8         $508.4         $41.4       8.1%
                                                              =======         ======         =====      =====

 Average financing and leasing assets (AEA)                 $13,408.6      $12,171.8      $1,236.8      10.2%
                                                            =========      =========      ========      =====

 Net interest and fees as a % of AEA                            5.47%        5.57%
                                                                =====        =====

- ---------------------------------------------------------------------------------------------------------------

Although increased pricing competition put pressure on interest earned, growth in average financing and leasing assets (which increased 11.5% and 10.2% from the respective 1993 three and nine month periods) and improved noninterest revenue (principally commissions earned on factored receivable volume generated by BCC since March) resulted in higher interest and fees earned. While there was an improvement in interest and fees earned, increased interest expense due to rising market interest rates, resulted in a decline in net interest and fees as a percent of AEA. The comparison in the net interest and fees as a percent of AEA between the third quarters of 1994 and 1993 is also affected by a lower level of syndication fees this year, which have an irregular earning pattern.

A comparative analysis of the weighted average interest rates paid on the Corporation's debt, after giving effect to interest rate swaps, is set forth below.

- -------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended
                                                                                     Nine Months Ended
                                                     September 30,                     September 30,
                                                 1994             1993             1994             1993
                                                 -----            -----           ------           -----
Floating rate debt                               4.71%            3.35%            4.09%            3.35%
Fixed rate debt                                  6.68%            7.44%            6.69%            7.50%
Composite interest rate                          5.49%            4.81%            5.11%            4.85%

- -------------------------------------------------------------------------------------------------------------

Derivative transactions are generally entered into by the Corporation as a hedge against market interest rate fluctuations and are not entered into for trading or speculative purposes.

GAINS ON ASSET SALES

Gains on asset sales for the third quarter of 1994 were $9.9 million, compared with $18.9 million in the comparable 1993 quarter. For the nine months ended September 30, 1994, gains on asset sales were $20.9 million, compared to $23.0 million in the 1993 period. The 1993 third quarter included a $15.3 million gain on the securitization of $155.0 million of manufactured housing receivables. Gains on asset sales arise from sales of equipment coming off lease in the normal course of business, asset securitizations, and sales of receivables for credit risk management purposes.

OPERATING EXPENSES

Operating expenses before the provision for credit losses totaled $85.2 million for the 1994 third quarter, an increase of $12.2 million (16.8%) from $73.0 million for the 1993 third quarter. For the nine months ended September 30, 1994, operating expenses before the provision for credit losses totaled $252.2 million, an increase of $42.7 million (20.4%), compared with $209.5 million for the comparable 1993 period. As a percentage of AEA, operating expenses were 2.48% for the 1994 third quarter, compared with 2.37% for 1993, and 2.51% for the current nine month period, compared with 2.30% a year ago.

The 1994 increases reflect the February acquisition of BCC and expanded staffing in Consumer Finance. Operating expenses as a percentage of AEA trended downward to 2.48% in the 1994 third quarter from the second quarter level of 2.57%. This improvement reflects (1) continued progress with the integration of Commercial Services and BCC operations, and (2) increasing new business volume from Consumer Finance's investment in staff, sales offices and systems. Management believes that these continuing efforts will, over time, reduce the Corporation's operating expense ratios to levels more comparable with past experience.

The following table presents components of net income as a percentage of AEA, along with other selected financial data:

 -----------------------------------------------------------------------------------------------------------
                                                                                        Nine Months Ended

                                                                                          September 30,
 (Dollar Amounts in Thousands)                                                      1994                 1993
                                                                                 -------              -------
 Interest and fees earned*                                                         9.72%                9.58%
 Interest expense*                                                                  4.25                 4.01
                                                                                  ------              -------

 Net interest and fees                                                              5.47                 5.57

 Gains on asset sales                                                               0.21                 0.26

 Operating expenses before
  provision for credit losses                                                       2.51                 2.30

 Net charge-offs**                                                                  0.66                 0.79

 Loss reserve increase                                                              0.05                 0.09

 Income before provision for income taxes                                           2.45                 2.66

 Provision for income taxes                                                         0.94                 1.15
                                                                                  ------              -------

 Net income                                                                        1.51%                1.51%
                                                                                 =======              =======

 AEA                                                                         $13,408,639          $12,171,821
                                                                             ===========         ============

 Average finance receivables                                                 $13,518,880          $12,172,469
                                                                             ===========          ===========

 Ratio of earnings to fixed charges                                                 1.56                 1.63

  *  Percentage calculated excluding interest income and interest expense relating to short-term interest-bearing deposits.

 **  Percentage of average finance receivables.
 -------------------------------------------------------------------------------------------------------------

PAST DUE AND NONACCRUAL FINANCE RECEIVABLES

Finance receivables past due 60 days or more were $214.5 million (1.49% of finance receivables before the reserve for credit losses) at September 30, 1994, compared with $187.8 million (1.36%) at June 30, 1994 and $216.1 million (1.71%) at year-end 1993. Excluding past due loans in Industrial Financing that have dealer or manufacturer recourse provisions, the percentage of finance receivables past due 60 days or more was 1.26% at September 30, 1994, compared with 1.12% at June 30, 1994 and 1.47% at December 31, 1993.

Past due finance receivables on nonaccrual status were $128.7 million (0.90% of finance receivables before the reserve for credit losses) at September 30, 1994, up from $117.0 million (0.85%) at June 30, 1994 but improved from $139.9 million (1.11%) at December 31, 1993.

PROVISION AND RESERVE FOR CREDIT LOSSES

The following table summarizes the activity in the reserve for credit losses.

 -----------------------------------------------------------------------------------------------------------
                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
 (Dollar Amounts in Millions)                                1994           1993          1994           1993
                                                            -------        -------        ------        ------
 Net charge-offs                                            $18.2         $27.2          $67.1           $71.8
 Reserve change                                               1.8           1.2            5.2             7.8
                                                           ------        ------         ------          ------
 Provision for credit losses                                $20.0         $28.4          $72.3           $79.6
                                                            =====         =====          =====           =====

 Net charge-offs as a percent (annualized)
  of average finance receivables                            0.52%         0.88%          0.66%           0.79%
                                                            =====         =====          =====          ======
 --------------------------------------------------------------------------------------------------------------


The decrease in net charge-offs as a percent of average finance receivables during 1994 reflects the overall improvement in the credit quality of financing and leasing assets.

The reserve for credit losses at September 30, 1994 was $185.3 million (1.29% of finance receivables), compared with $169.4 million (1.34%) at year-end 1993.
The increased balance from year-end 1993 is largely attributable to acquired credit loss reserves, principally BCC's.

ASSETS RECEIVED IN SATISFACTION OF LOANS

Assets received in satisfaction of loans were $60.4 million at September 30, 1994, down from $67.6 million at June 30, 1994 and $87.0 million at year-end 1993.

INCOME TAXES

The effective income tax rate for the 1994 third quarter was 39.0%, compared with 49.7% in the prior year period. For the first nine months of 1994, the effective tax rate was 38.4%, compared with 43.2% for the comparable 1993 period. The 1993 third quarter included a $10.3 million net charge (reflected in the 1993 three and nine month effective income tax rates) to record the effect of a retroactive one percent increase in the corporate Federal income tax rate enacted in August 1993.

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

The following table presents information regarding the Corporation's capital structure.

- --------------------------------------------------------------------------------------------------------------
                                                                          September 30,             December 31,
                                                                              1994                       1993
                                                                         -------------             -------------
                                                                                (Dollars in Thousands)
Commercial Paper                                                           $6,541,220               $6,516,139
Term Debt                                                                   5,185,650                 4,279,000
Stockholders' equity                                                        1,767,912                 1,692,235
                                                                          -----------              ------------
Total Capitalization                                                      $13,494,782               $12,487,374
                                                                          ===========              ============

Ratios:
Debt-to-equity                                                              6.63 to 1                 6.38 to 1
Debt-to-equity plus reserve for credit losses                               6.00 to 1                 5.80 to 1
- ---------------------------------------------------------------------------------------------------------------


Commercial paper borrowings of $6.54 billion were relatively unchanged from year-end. However, the Corporation issued $2.09 billion of term debt ($1.51 billion of variable rate and $580.2 million of fixed rate) during the first nine months of 1994. Repayments of term debt totaled $1.18 billion in the first nine months of 1994.

At September 30, 1994, commercial paper borrowings were supported by $4.68 billion of committed credit line facilities, representing 72% of commercial paper outstanding. No borrowings have been made under credit lines since 1970.

At September 30, 1994, $4.9 billion of registered but unissued debt securities remained available under shelf registration statements.

                           PART II.  OTHER INFORMATION
                          ------------------------------

ITEM 2.  CHANGES IN SECURITIES

Under the most restrictive provisions of agreements relating to outstanding term debt, the Corporation may not, without the consent of the holders of such term debt, permit stockholders' equity to be less than $300,000,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On August 15, 1994, Mr. Tomoaki Tanaka resigned from the Board, and the stockholders, by unanimous written consent, elected Mr. Hideo Kitahara for the balance of Mr. Tanaka's term as Director.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

   (b) A Form 8-K report dated July 14, 1994 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended June 30, 1994.

   (c) A Form 8-K report dated October 21, 1994 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended September 30, 1994.

   (d) Exhibit 27 - Financial Data Schedule

                                                                    EXHIBIT 12


                                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                              COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

                                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                 1994                  1993
                                                                                -------               -------

 Net Income                                                                     $151,593             $137,584

 Provision for income taxes                                                       94,609              104,730
                                                                                --------            ---------


 Earnings before provision for income taxes                                      246,202              242,314
                                                                                --------             --------


 Fixed charges:
   Interest and debt expense on indebtedness                                     437,444              379,201
   Interest factor - one third of rentals on
     real and personal properties                                                  5,857                5,924
                                                                                --------             --------


 Total fixed charges                                                             443,301              385,125
                                                                                --------             --------


 Total earnings before provision for income
   taxes and fixed charges                                                      $689,503             $627,439
                                                                                ========             ========



 Ratio of earnings to fixed charges                                                 1.56                 1.63


                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     The CIT Group Holdings, Inc.
                                     --------------------------------------
                                       (Registrant)


                                                 BY /s/ J. J. Carroll
                                                ----------------------
                                                J. J. Carroll
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (duly authorized and principal
                                                accounting officer)





DATE:  October 31, 1994