Form 10-K
CIT GROUP HOLDINGS INC /DE/
filed 1995-03-14
CIK 20388

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                                ---------------
                                   Form 10-K
                                ---------------
(Mark One)
         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1994
                                       OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from    to

                                ---------------
                         Commission file number 1-1861
                          The CIT Group Holdings, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                          13-2994534
   (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

1211 Avenue of the Americas, New York, New York                   10036
   (Address of principal executive offices)                     (Zip Code)
       Registrant's telephone number, including area code: (212) 536-1950
                                 --------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
     Title of each class                                    which registered
     -------------------                                ------------------------
8 3/4% Notes Due April 15, 1998......................    New York Stock Exchange
5 7/8% Notes Due October 15, 2008....................    New York Stock Exchange

                                ---------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

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

                 March 1, 1995 -- Common Stock -- 1,000 Shares

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

                                      None
================================================================================

                               TABLE OF CONTENTS


Form 10-K
 Item No.                       Name of Item                             Page
---------                       ------------                             ----
                                    Part I
Item 1.  Business........................................................   1
            General......................................................   1
            Business and Services........................................   1
            Industry Concentration.......................................   3
            Competition..................................................   3
            Regulation...................................................   3
Item 2.  Properties......................................................   4
Item 3.  Legal Proceedings...............................................   4
Item 4.  Submission of Matters to a Vote of Security Holders.............   4

                                    Part II

Item 5.  Market for Registrant's Common Equity
            and Related Stockholder Matters..............................   5
Item 6.  Selected Financial Data.........................................   6
Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations................  12
Item 8.  Financial Statements and Supplementary Data.....................  28
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  53

                                    Part III

Item 10. Directors and Executive Officers of the Registrant..............  54
Item 11. Executive Compensation..........................................  56
            Long-Term Incentive Plan.....................................  57
            Defined Benefit Plans........................................  57
            Employment Agreements........................................  59
            Termination and Change-in-Control Arrangements...............  60
Item 12. Security Ownership of Certain Beneficial Owners and Management..  61
Item 13. Certain Relationships and Related Transactions..................  62

                                    Part IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K..  63

                                     PART I

Item 1.   Business

GENERAL

     The CIT Group Holdings, Inc. (the "Corporation"), a Delaware corporation, is a successor to a company founded in St. Louis, Missouri on February 11, 1908. It has its principal executive offices at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 536-1950. The Corporation, operating directly or through its subsidiaries primarily in the United States, engages in financial services activities through a nationwide distribution network. The Corporation provides financing primarily on a secured basis to commercial borrowers, ranging from middle-market to larger companies, and to a lesser extent to consumers. While these secured lending activities reduce the risk of losses from extending credit, the Corporation's results of operations can also be affected by other factors, including general economic conditions, competitive conditions, the level and volatility of interest rates, concentrations of credit risk, and government regulation and supervision. The Corporation does not finance the development or construction of commercial real estate. The Corporation has eight strategic business units, seven of which offer corporate financing, dealer and manufacturer financing, and factoring products and services to clients, and an eighth which offers consumer first and second mortgage financing and home equity lines of credit. The Corporation had 2,689 employees at December 31, 1994, up from 2,424 employees at December 31, 1993.

     The Dai-Ichi Kangyo Bank, Limited ("DKB") owns sixty percent (60%) of the issued and outstanding shares of common stock of the Corporation, which it purchased from Manufacturers Hanover Corporation ("MHC") at year-end 1989. The remaining forty percent (40%) common stock interest in the Corporation is owned by Chemical Banking Corporation ("CBC") through a subsidiary MHC Holdings (Delaware) Inc. ("MHC Holdings"), which CBC acquired as part of the merger between MHC and CBC on December 31, 1991.

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


BUSINESS AND SERVICES

Corporate Finance Group

     The Corporation's Corporate Finance Group is comprised of Business Credit, Capital Equipment Financing and Credit Finance.

     The CIT Group/Business Credit offers revolving and term loans secured by accounts receivable, inventories and fixed assets to medium and larger-sized companies. Such loans are used by clients primarily for acquisitions and refinancings. It also offers specialty financing for companies in the paper, printing and chemical industries and debtor-in-possession and workout financing for turnaround situations. The CIT Group/Business Credit sells participation interests in such loans to other lenders and will occasionally purchase participation interests in such loans originated by other lenders. Business is developed through direct calling efforts and through other sources originated by new business development officers. The CIT Group/Business Credit is headquartered in New York City, with sales and customer service offices in New York, Chicago, Dallas, Los Angeles, Atlanta and Charlotte.

     The CIT Group/Capital Equipment Financing specializes in customized secured financing and leasing, including single investor leases, the debt and equity portions of leveraged leases, and operating leases for major capital equipment such as aircraft, rail cars, maritime shipping, and containers and chassis, for its own account and for syndications. Such business is developed directly with large companies and through third parties. The CIT Group/Capital Equipment Financing also provides secured financing and leasing products to middle-market and larger companies seeking medium and longer term financings. Such transactions are developed through direct calling efforts and financial intermediaries. Financing products include direct secured loans and leases, sale and leaseback arrangements, operating leases, and project financings. Two business groups within The CIT Group/Capital Equipment Financing augment its marketing efforts and provide services relating to its areas of expertise. The first group, The CIT Group/Capital Investments, acts as an agent, broker, and advisor in financing and leasing transactions. The CIT Group/Capital Investments is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. The second group, The CIT Group/Asset Management, provides asset management services to financial institutions and certain non-financial institutions for equipment financing transactions and portfolios. The CIT Group/Capital Equipment Financing is headquartered in New York City, with sales offices in twelve cities, including New York, Chicago and Los Angeles.

     The CIT Group/Credit Finance offers revolving and term loans to small and medium-sized companies secured by accounts receivable, inventories, and fixed assets. Such loans are used by clients for working capital and in refinancings, acquisitions, and leveraged buyouts. The CIT Group/Credit Finance also offers financing for reorganizations, restructurings, and Chapter 11 situations. Business is developed through direct calling efforts and through other sources developed by new business development officers. The CIT Group/Credit Finance is headquartered in New York City, with sales and customer service offices in New York, Chicago and Los Angeles and loan production in seven other cities.


Dealer and Manufacturer Financing Group

     The Corporation's Dealer and Manufacturer Financing Group is comprised of Industrial Financing and Sales Financing.

     The CIT Group/Industrial Financing offers secured equipment financing and leasing products, including direct secured loans, leases, secured lines of credit, sale and leaseback arrangements, vendor financing for manufacturers, wholesale and retail financing for dealers/distributors, acquisition of chattel paper and other installment receivables, and acquisition of portfolios originated by others. It has a nationwide network of local offices and business aircraft, intermediary and national accounts financing units. The CIT Group/Industrial Financing is headquartered in Livingston, New Jersey, with sales offices in fourteen cities, including Berwyn, Pennsylvania, Tempe, Arizona and Atlanta, Georgia, which also serve as regional and customer service offices.

     The CIT Group/Sales Financing, working through dealers and manufacturers, provides retail secured financing on a nationwide basis for the purchase of recreational vehicles, recreational boats and manufactured housing. The CIT Group/Sales Financing also purchases portfolios of these assets from banks, savings and loans, investment banks and others and provides servicing for portfolios owned by other financial institutions and securitization trusts. The CIT Group/Sales Financing is headquartered in Livingston, New Jersey with an asset service center in Oklahoma City, Oklahoma, and covers the United States from five regional business centers located in Atlanta, Boston, Kansas City, Sacramento and Seattle.

Consumer Finance

     In December 1992, The CIT Group/Consumer Finance, a newly formed business unit, began offering loans secured primarily by first or second mortgages on residential real estate. The CIT Group/Consumer Finance generates business through brokers and direct marketing efforts. It also acquires "home equity" portfolios originated by others. In early 1994, The CIT Group/Consumer Finance began offering home equity lines of credit to consumers. This business unit is headquartered in Livingston, New Jersey with 33 sales offices serving 24 states, two of which purchase mortgage loans from third parties. Administrative support is provided by the Sales Financing asset service center located in Oklahoma City, Oklahoma.

Factoring

     The CIT Group/Commercial Services offers a full range of factoring services providing for the purchase of accounts receivable, including credit protection, bookkeeping, and collection activities. Financing is also provided in the form of revolving and term loans, and letter of credit support. The CIT Group/Commercial Services is headquartered in New York City, with full service offices in New York, Los Angeles, Dallas and Charlotte and sales offices in Miami and Hong Kong. Bookkeeping and collection functions are located in a service center in Danville, Virginia.

     On February 28, 1994, the Corporation acquired, for cash, Barclays Commercial Corporation ("BCC"), a company of The Barclays Group. BCC had total assets of approximately $700.0 million at December 31, 1993 and total factoring volume of approximately $5.00 billion for the year then ended. The business and acquired assets of BCC were transferred to The CIT Group/Commercial Services, Inc., a wholly-owned subsidiary of the Corporation. BCC is engaged in the same lines of business as The CIT Group/Commercial Services, with BCC adding a significant geographical presence in the Southeastern United States.

Equity Investments

     The CIT Group/Equity Investments and its subsidiary The CIT Group/Venture Capital originate and participate in purchasing private equity and equity-related securities, and arrange transaction financing and merger and acquisition transactions. These units also invest in emerging growth opportunities in selected industries, including the life sciences, information technology, communications and consumer products. Business is developed through direct solicitation, or through referrals from investment banking firms, financial intermediaries, or the Corporation's other business units. The CIT Group/Venture Capital is a federal licensee under the Small Business Investment Act of 1958. The CIT Group/Equity Investments and The CIT Group/Venture Capital are headquartered in Livingston, New Jersey.

Multi-National Marketing

     Supplementing the Corporation's marketing efforts, the Corporation's Multi-National Marketing Group promotes the services of the Corporation's various business units to the U.S. subsidiaries of foreign corporations in need of asset-based financing. Business is developed through referrals from DKB and through direct calling efforts. The Multi-National Marketing Group is located in New York City.

INDUSTRY CONCENTRATION

     With the exception of the airline industry, which accounts for $1.90 billion, or 12.1%, of total financing and leasing assets (before the reserve for credit losses) as of December 31, 1994, the portfolio of the Corporation was diversified with no other industry group accounting for more than 8.5% of the Corporation's financing and leasing assets. See the "Industry Composition" and "Commercial Airlines" sections of "Financing and Leasing Assets Concentrations" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPETITION

     The business in which the Corporation engages is highly competitive, with business developed primarily on the basis of customizing transaction structure, client service and relationships, and payment terms. The Corporation is subject to competition from many financial institutions, including finance companies, banks, leasing companies and investment banks. The Corporation's Commercial Services unit is the largest factoring operation in the United States.

     The interest rates charged by the Corporation for the various classes of financing and leasing assets vary depending upon the credit quality of the borrower, the amount and maturity of the loan, the costs of servicing, the income tax consequences of the transaction, the cost of borrowing to the Corporation, and, to a lesser degree, state usury laws and other governmental regulations, when applicable. The Corporation's finance receivables have both variable rates and fixed rates of interest. Variable rate loans reprice in accordance with various agreed upon indices, usually a published reference or prime interest rate.

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

Item 2.   Properties.

     The operations of the Corporation and its subsidiaries are generally conducted in leased office space located in numerous cities and towns throughout the United States. Such leased office space is suitable and adequate for the needs of the Corporation. The Corporation utilizes, or plans to utilize in the foreseeable future, substantially all of its leased office space. For a summary of the Corporation's past rental expense and future minimum rentals, see Item 8. Financial Statements and Supplementary Data, "Note 12--Lease Commitments."

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     On April 14, 1994, DKB and MHC Holdings, by unanimous written consent, elected the following ten persons to the Board of Directors, to serve for a period of one year or until the next annual meeting of shareholders:

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

     Subsequently, on August 15, 1994, Mr. Tomoaki Tanaka resigned from the Board and the stockholders, by unanimous written consent, elected Mr. Hideo Kitahara for the balance of Mr. Tanaka's term as Director.

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

     The Corporation intends to continue to operate under the fifty-percent dividend policy set forth in the preceding paragraph. Below is a listing of the dividends paid during the past two years:

      Dividends Paid                                   1994           1993
      --------------                                  ------         ------
                                                      Amounts in Thousands
     Regular Dividends
        First Quarter ..................            $ 24,596        $21,931
        Second Quarter .................              24,880         23,221
        Third Quarter ..................              26,440         23,722
        Fourth Quarter .................              24,420         22,290
                                                    --------        -------
            Total ......................            $100,336        $91,164
                                                    ========        =======

     Stockholders' equity at December 31, 1994 was $1.79 billion. Under the most restrictive provisions of agreements relating to outstanding debt, the Corporation may not, without the consent of the holders of such debt, permit stockholders' equity to be less than $300.0 million.

Item 6. Selected Financial Data.

     The following table sets forth selected consolidated financial information regarding the Corporation's results of operations, which has been extracted from the Corporation's consolidated financial statements for the five years ended December 31, 1994. Prior period amounts, principally fees and other income and depreciation on operating lease equipment have been reclassified to conform to the current presentation. This information should be read in conjunction with
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


                                                                                 Years Ended December 31,
                                                      ------------------------------------------------------------------------------
                                                          1994            1993            1992             1991             1990
                                                      -------------------------------------------      -----------      ------------
                                                                                Dollar Amounts in Thousands
Finance income ..................................     $ 1,263,846     $ 1,111,853     $ 1,091,562      $ 1,196,417      $ 1,106,000
Interest expense ................................         613,957         508,006         552,017          709,373          711,645
                                                      -----------     -----------     -----------      -----------      -----------
  Net finance income ............................         649,889         603,847         539,545          487,044          394,355
Fees and other income  ..........................         174,365         133,805         113,762          115,890          115,675
                                                      -----------     -----------     -----------      -----------      -----------
  Operating Revenue .............................         824,254         737,652         653,307          602,934          510,030
                                                      -----------     -----------     -----------      -----------      -----------
Salaries and employee benefits ..................         185,868         152,139         137,914          127,060          113,612
General operating expenses ......................         152,068         130,043         123,721          119,273          101,615
                                                      -----------     -----------     -----------      -----------      -----------
Salaries and general operating
   expenses .....................................         337,936         282,182         261,635          246,333          215,227
                                                      -----------     -----------     -----------      -----------      -----------
Net credit losses ...............................          84,152          94,408          98,284           95,169           88,610
Provision for finance
   receivables increase .........................          12,789          10,466           4,891            1,883            9,489
                                                      -----------     -----------     -----------      -----------      -----------
Total provision for credit losses ...............          96,941         104,874         103,175           97,052           98,099
                                                      -----------     -----------     -----------      -----------      -----------
Depreciation on operating
   lease equipment ..............................          64,308          39,799          16,645            8,064             --
                                                      -----------     -----------     -----------      -----------      -----------
Operating expenses ..............................         499,185         426,855         381,455          351,449          313,326
                                                      -----------     -----------     -----------      -----------      -----------
Income before provision for income
   taxes, extraordinary item and
   cumulative effect of a change in
   accounting principle .........................         325,069         310,797         271,852          251,485          196,704
Provision for income taxes ......................         123,941         128,489         105,311          100,032           76,995
                                                      -----------     -----------     -----------      -----------      -----------
Income before extraordinary item
   and cumulative effect of a change
   in accounting principle ......................         201,128         182,308         166,541          151,453          119,709
Extraordinary item - loss on early
   extinguishment of  debt, net of
   income tax benefit ...........................            --              --            (4,241)          (1,325)          (5,937)
Cumulative effect of a change in
   accounting for income taxes ..................            --              --              --               --             20,350
                                                      -----------     -----------     -----------      -----------      -----------
Net income ......................................     $   201,128     $   182,308     $   162,300      $   150,128      $   134,122
                                                      ===========     ===========     ===========      ===========      ===========
Ratio of earnings to fixed charges ..............            1.52            1.60            1.49             1.35             1.27

Statistical Data

     The following table presents the components of net income as a percentage of average financing and leasing assets ("AEA").

                                                                                 Years Ended December 31,
                                                            --------------------------------------------------------------------
                                                            1994           1993           1992            1991             1990
                                                            ----           ----           ----            ----             ----
                                                                               Dollar Amounts in Thousands
Finance income (a) .................................        9.19%          8.93%          9.40%           10.46%           11.03%
Interest expense (a) ...............................        4.42           4.00           4.67             6.06             6.98
                                                            ----           ----           ----            -----            -----
  Net finance income ...............................        4.77           4.93           4.73             4.40             4.05
Fees and other income ..............................        1.28           1.09           1.00             1.05             1.19
                                                            ----           ----           ----            -----            -----
  Operating Revenue ................................        6.05           6.02           5.73             5.45             5.24
                                                            ----           ----           ----            -----            -----
Salaries and employee benefits .....................        1.36           1.24           1.21             1.15             1.17
General operating expenses .........................        1.12           1.06           1.09             1.08             1.04
                                                            ----           ----           ----            -----            -----
   Salaries and general operating
      expenses .....................................        2.48           2.30           2.30             2.23             2.21
                                                            ----           ----           ----            -----            -----
Net credit losses (b) ..............................        0.61           0.77           0.84             0.82             0.86
Provision for finance receivables
   increase ........................................        0.09           0.09           0.04             0.02             0.10
                                                            ----           ----           ----            -----            -----
   Total provision for credit losses ...............        0.71           0.86           0.90             0.88             1.01
                                                            ----           ----           ----            -----            -----
Depreciation on operating lease
   equipment .......................................        0.47           0.32           0.15             0.07             --
                                                            ----           ----           ----            -----            -----
Income before provision for income
   taxes, extraordinary item and
   cumulative effect of a change
   in  accounting principle ........................        2.39           2.54           2.38             2.27             2.02
Provision for income taxes .........................        0.91           1.05           0.92             0.90             0.79
                                                            ----           ----           ----            -----            -----
Income before extraordinary item and
   cumulative effect of a change
   in accounting principle .........................        1.48           1.49           1.46             1.37             1.23
Extraordinary item - loss on early
   extinguishment of debt, net of
   income tax benefit ..............................          --             --          (0.04)           (0.01)           (0.06)
Cumulative effect of a change in
   accounting for income taxes .....................          --             --             --             --               0.21
                                                            ----           ----           ----            -----            -----
Net income .........................................        1.48%          1.49%          1.42%            1.36%            1.38%
                                                            ====           ====           ====            =====            =====
Average financing and leasing
   assets (c) ...................................... $13,630,256    $12,262,902    $11,401,683      $11,062,581      $ 9,744,127
Average finance receivables ........................ $13,819,916    $12,266,125    $11,675,622      $11,540,085      $10,349,202
Number of employees ................................       2,689          2,424          2,355            2,346            2,309

-------------

(a) Excludes interest income and interest expense relating to short-term interest-bearing deposits.

(b)  Percentage to average finance receivables.

(c) Average financing and leasing assets is calculated using finance receivables net of credit balances of factoring clients, operating lease equipment, and investments included in other assets in the Consolidated Balance Sheets.

     The following table sets forth selected consolidated financial information regarding the Corporation's financial position, which has been extracted from the Corporation's consolidated financial statements for the five years ended December 31, 1994. This information should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


                                                                                     At December 31,
                                                   --------------------------------------------------------------------------------
                                                        1994             1993            1992              1991            1990
                                                   ------------     ------------     ------------     ------------     ------------
                                                                              Dollar Amounts in Thousands
Finance receivables ...........................    $ 14,794,363     $ 12,624,094     $ 11,771,495     $ 11,521,600     $ 11,021,591
Reserve for credit losses .....................        (192,421)        (169,378)        (158,483)        (155,107)        (144,037)
Net finance receivables .......................      14,601,942       12,454,716       11,613,012       11,366,493       10,877,554
Operating lease equipment .....................         867,914          751,901          462,757          148,030             --
Total  assets .................................      15,963,490       13,728,481       13,028,428       12,202,227       11,373,863
Capitalization:
   Commercial paper ...........................       5,660,194        6,516,139        6,173,465        5,476,517        4,551,663
   Variable rate notes ........................       3,812,500        1,686,500        1,477,830        1,305,030        1,349,000
   Fixed rate notes ...........................       2,623,150        2,392,500        2,479,011        2,408,234        2,675,464
   Subordinated fixed rate notes ..............         300,000          200,000          200,000          353,901          262,551
   Stockholders' equity .......................       1,793,027        1,692,235        1,601,091        1,519,784        1,444,705
Dividends paid-regular ........................         100,336           91,164           80,993           75,049           67,000
Dividends paid-special ........................            --               --            150,000             --               --
Ratio of total debt to stockholders'
   equity (excluding short-term
   interest-bearing deposits) .................          6.91-1           6.38-1           6.07-1           6.06-1           5.95-1

Reserve for Credit Losses

     The reserve for credit losses is established and periodically reviewed for adequacy based on the nature and characteristics of the obligors, economic conditions and trends, charge-off experience, delinquencies and value of underlying collateral and guarantees (including recourse to dealers and manufacturers). It is management's judgement that the reserve for credit losses is adequate to provide for potential credit losses. The finance receivables are reviewed periodically to determine the probability of loss on individual finance receivables. Charge-offs are taken after considering such factors as the obligor's financial condition and the value of underlying collateral and guarantees. Because the reserve for credit losses is intended to provide for future events, which by their nature are uncertain, changes in economic conditions or other discrete events adversely affecting specific obligors or industries may necessitate additions to the reserve for credit losses. The following table sets forth information as of the dates shown concerning the reserve for credit losses.



                                                           1994           1993             1992           1991            1990
                                                       ---------       ---------       ---------       ---------       ---------
                                                                               Dollar Amounts in Thousands

Balance, January 1 .................................   $ 169,378       $ 158,483       $ 155,107       $ 144,037       $ 133,629
                                                       ---------       ---------       ---------       ---------       ---------
Finance receivables charged-off ....................     (95,433)       (105,613)       (110,199)       (105,699)       (104,345)
Recoveries on finance receivables
   previously charged-off ..........................      11,281          11,205          11,915          10,530          15,735
                                                       ---------       ---------       ---------       ---------       ---------
   Net credit losses ...............................     (84,152)        (94,408)        (98,284)        (95,169)        (88,610)
                                                       ---------       ---------       ---------       ---------       ---------
Provision for credit losses ........................      96,941         104,874         103,175          97,052          98,099
Portfolio acquisitions (dispositions), net .........      10,254             429          (1,515)          9,187             919
                                                       ---------       ---------       ---------       ---------       ---------
   Net addition to reserve for credit losses........     107,195         105,303         101,660         106,239          99,018
                                                       ---------       ---------       ---------       ---------       ---------
Balance, December 31 ...............................   $ 192,421       $ 169,378       $ 158,483       $ 155,107       $ 144,037
                                                       =========       =========       =========       =========       =========
Reserve for credit losses as a percentage of:
   Finance receivables .............................        1.30%           1.34%           1.35%           1.35%           1.31%
                                                       =========       =========       =========       =========       =========
   Finance receivables past due 60 or
      more days ....................................       108.8%           78.4%           47.2%           44.2%           50.5%
                                                       =========       =========       =========       =========       =========
   Finance receivables on nonaccrual
      status .......................................       174.6%          121.0%           67.7%           81.3%           87.1%
                                                       =========       =========       =========       =========       =========

Analysis of Past Due Finance Receivables and Net Credit Losses

     The following table sets forth information as of the dates shown concerning finance receivables (net of unearned finance income), past due finance receivables (including those on nonaccrual status) and net credit losses incurred. This information should be read in conjunction with the discussion of "Past Due and Nonaccrual Finance Receivables and Assets Received in Satisfaction of Loans" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                               Balance Past Due                            % to
                                                                               60 Days or More                            Average
                                                            Finance          -------------------             Net          Finance
                                                          Receivables         Amount     Percent        Credit Losses   Receivables
                                                         ------------        -------     -------        -------------   -----------
                                                                                 Dollar Amounts in Thousands
December 31, 1994
Capital Equipment Financing ......................       $ 4,493,531      $    --          --           $  11,500          0.26%
Business Credit ..................................         1,442,049         79,705       5.53%            26,471          1.95
Credit Finance ...................................           719,642          3,327       0.46              3,250          0.46
Industrial Financing .............................         4,269,693         56,755       1.33             18,528          0.46
Sales Financing ..................................         1,402,443          9,006       0.64              9,294          0.68
Consumer Finance .................................           570,772          1,143       0.20                 68          0.02
Commercial Services ..............................         1,896,233         26,963       1.42             15,041          0.85
                                                         -----------      ---------      -----          ---------         -----
    Total ........................................       $14,794,363      $ 176,899       1.20%         $  84,152          0.61%
                                                         ===========      =========      =====          =========         =====
December 31, 1993
Capital Equipment Financing ......................       $ 4,394,528      $  18,437       0.42%         $  15,909          0.36%
Business Credit ..................................         1,282,133         36,868       2.88             22,827          1.70
Credit Finance ...................................           645,642            805       0.12              1,950          0.32
Industrial Financing .............................         3,880,991         96,158       2.48             16,152          0.48
Sales Financing ..................................         1,307,544         16,307       1.25             11,377          0.80
Consumer Finance .................................           131,321             27       0.02                 60          0.11
Commercial Services ..............................           981,935         47,545       4.84             26,133          2.29
                                                         -----------      ---------      -----          ---------         -----
    Total ........................................       $12,624,094      $ 216,147       1.71%         $  94,408          0.77%
                                                         ===========      =========      =====          =========         =====
December 31, 1992
Capital Equipment Financing ......................       $ 4,429,089      $  99,742       2.25%         $  32,399          0.74%
Business Credit ..................................         1,281,283         32,420       2.53             13,246          1.00
Credit Finance ...................................           545,023           --          --                --             --
Industrial Financing .............................         3,094,102        125,270       4.05             16,546          0.56
Sales Financing ..................................         1,411,812         17,745       1.26             12,621          0.91
Consumer Finance(a) ..............................              --             --          --                --             --
Commercial Services ..............................         1,010,186         60,633       6.00             23,472          2.14
                                                         -----------      ---------      -----          ---------         -----
    Total ........................................       $11,771,495      $ 335,810       2.85%         $  98,284          0.84%
                                                         ===========      =========      =====          =========         =====
December 31, 1991
Capital Equipment Financing ......................       $ 4,389,954      $  72,901       1.66%         $  31,962          0.71%
Business Credit ..................................         1,194,929         54,465       4.56             11,486          0.95
Credit Finance(b) ................................           493,845            119       0.02               --             --
Industrial Financing .............................         2,989,982        178,790       5.98             21,127          0.73
Sales Financing ..................................         1,424,991         21,594       1.52             17,932          1.24
Commercial Services ..............................         1,027,899         23,227       2.26             12,662          1.18
                                                         -----------      ---------      -----          ---------         -----
  Total ..........................................       $11,521,600      $ 351,096       3.05%         $  95,169          0.82%
                                                         ===========      =========      =====          =========         =====
December 31, 1990
Capital Equipment Financing ......................       $ 4,534,043      $  98,894       2.18%         $  35,266          0.78%
Business Credit ..................................         1,243,415          7,389       0.59             16,991          1.45
Industrial Financing .............................         2,835,241        137,826       4.86              9,426          0.35
Sales Financing ..................................         1,417,805         24,485       1.73             16,173          1.38
Commercial Services ..............................           991,087         16,823       1.70             10,754          0.97
                                                         -----------      ---------      -----          ---------         -----
  Total ..........................................       $11,021,591      $ 285,417       2.59%         $  88,610          0.86%
                                                         ===========      =========      =====          =========         =====

---------------
(a)  Started de novo in December 1992.

(b)  Acquired February 1991.

Nonaccrual Finance Receivables

     The Corporation has nonaccrual finance receivables on which it has ceased to recognize finance income. Except for Sales Financing and Consumer Finance accounts, which are subject to automatic charge-off procedures, the accrual of finance income is suspended and an account is placed on nonaccrual status either when a payment is contractually delinquent for 90 days or more and collateral is insufficient to cover both the outstanding principal and accrued finance income or immediately if, in the opinion of management, full collection of all principal and income is doubtful.The following table sets forth information, as of the dates shown, concerning the carrying value of nonaccrual finance receivables.

     This information should be read in conjunction with the discussion of "Past Due and Nonaccrual Finance receivables and Assets Received in Satisfaction of Loans" in Item 7. Managment's Disscussion of Financial of Condition and Results of Operations.


                                                                                   December 31,
                                                   ----------------------------------------------------------------------------
                                                     1994             1993             1992             1991             1990
                                                   --------         --------         --------         --------         --------
                                                                            Dollar Amounts in Thousands
Nonacrual finance receivables...................   $110,232         $139,941         $234,195         $190,732         $165,460
Nonaccrual finance receivables as a
  percentage of finance receivables.............       0.75%            1.11%            1.99%            1.66%            1.50%


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

1994 vs. 1993

Highlights

      Net income for the year ended December 31, 1994 was a record $201.1 million, an increase of $18.8 million (10.3%) from the $182.3 million earned in 1993. The fourth consecutive year of record earnings reflects improved finance income, increased factoring commissions and a lower provision for credit losses, offset, in part, by increased operating expenses, including those of Barclays Commercial Corporation (BCC) which was acquired in February 1994, and expanded activity in Consumer Finance.

      Total financing and leasing assets, which include finance receivables and operating lease equipment, increased to a record $15.66 billion at December 31, 1994, a $2.29 billion (17.1%) improvement, compared to $13.38 billion at December 31, 1993. All operating units experienced year-over-year growth. Particularly noteworthy was Commercial Services which added $914.3 million of finance receivables, including the BCC acquisition involving over $700 million of factored receivables.

Net Finance Income

      A comparison of 1994 and 1993 finance income and interest expense is set forth below. The 1993 finance income amount has been restated to exclude fees and other income and depreciation on operating lease equipment in order to conform to the 1994 presentation.



                                           Years Ended December 31,                Increase
                                          --------------------------         ---------------------
                                            1994             1993             Amount       Percent
                                          ---------        ---------         --------      -------
                                                           Dollar Amounts in Millions

Finance income .........................  $ 1,263.8        $ 1,111.8         $  152.0       13.7%
Interest expense .......................      613.9            508.0            105.9       20.9%
                                          ---------        ---------         --------       ----
Net finance income .....................  $   649.9        $   603.8         $   46.1        7.6%
                                          =========        =========         ========       ====
Average financing & leasing assets (AEA)  $13,630.3        $12,262.9         $1,367.4       11.2%
                                          =========        =========         ========       ====
Net finance income as a percent of AEA .       4.77%            4.93%
                                          =========        =========

      The increase of $152.0 million in finance income reflects earnings on the $1.37 billion growth in AEA and the effect of rising market interest rates, which enabled finance income, as a percentage of AEA, to improve to 9.19% in 1994 from 8.93% in 1993. These factors also impacted interest expense, which totaled $613.9 million in 1994, an increase of $105.9 million (20.9%), compared with $508.0 million in 1993. Net finance income totaled $649.9 million, an increase of $46.1 million (7.6%) from 1993. However, the increased interest expense and more aggressive competition in transaction pricing and structuring, particularly from banks, resulted in a decline in net finance income as a percentage of AEA to 4.77% compared with 4.93% in 1993.

       For an analysis of interest rates paid on the Corporation's debt refer to "Interest Rate Risk Management" in the Asset/Liability Management section.


Fees and Other Income

      Fees and other income totaled $174.4 million in 1994, an increase of $40.6 million (30.3%), compared with $133.8 million in 1993. The improvement is principally attributable to higher factoring commissions, reflecting additional factored receivable volume from the acquisition of BCC and record new client signings in 1994.

Salaries and General Operating Expenses

      Salaries and general operating expenses totaled $337.9 million in 1994, a $55.7 million (19.8%) increase, compared to $282.2 million in 1993. This increase includes a $33.7 million (22.2%) rise in salaries and employee benefits, which totaled $185.9 million in 1994, compared with $152.1 million in 1993, and an additional $22.1 million (16.9%) of general operating expenses, which totaled $152.1 million in 1994, compared with $130.0 million in 1993. Employee headcount increased to 2,689 at December 31, 1994 from 2,424 in 1993.

     These increases are largely attributable to the BCC acquisition and expanded Consumer Finance activity. Since the BCC acquisition, Commercial Services has had an integration plan in place designed to maintain business momentum, provide uninterrupted levels of quality services, and generate economies of scale. Significant progress has been made in integrating operating systems, eliminating duplicate functions and consolidating offices and departments. This process is expected to be substantially complete by year-end 1995. Salaries and other employee benefits in 1994 also included the effect of improvements to employee sales and incentive compensation plans.

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


Income Taxes

      The provision for Federal and state and local income taxes totaled $123.9 million in 1994 compared with $128.5 million in 1993. The effective income tax rate was 38.1% compared to 41.3% in 1993. The 1993 amounts reflect additional provisions to the Corporation's current and deferred taxes to record the impact of a 1% increase in the statutory Federal corporate income tax rate provided for in the Revenue Reconciliation Act of 1993.


Provision and Reserve for Credit Losses

      A continued recovery in certain sectors of the U.S. economy contributed to an improvement of $10.3 million (10.9%) in net credit losses for 1994. As a percentage of average finance receivables, net credit losses fell to 0.61% in 1994 from 0.77% in 1993. Information concerning the provision and reserve for credit losses is summarized in the following table.

                                                      Years ended December 31,
                                                      ------------------------
                                                         1994          1993
                                                      ----------    ----------
                                                     Dollar Amounts in Thousands

Net credit losses .................................... $  84,152    $  94,408
Provision for finance receivables increase ...........    12,789       10,466
                                                       ---------     --------
Total provision for credit losses .................... $  96,941     $104,874
                                                       =========     ========
Net credit losses as a percentage of average
  finance receivables ................................      0.61%        0.77%
                                                        ========     ========
Reserve for credit losses ............................  $192,421     $169,378
                                                        ========     ========
Reserve for credit losses as a percentage of:
  Finance receivables ................................      1.30%        1.34%
                                                        ========     ========
  Finance receivables past due 60 or more days .......     108.8%        78.4%
                                                        ========     ========
  Nonaccrual finance receivables .....................     174.6%       121.0%
                                                        ========     ========


      The reserve for credit losses is maintained at an amount considered adequate by management to provide for potential credit losses, based on periodic evaluation of the overall risk characteristics of the finance receivables portfolio. The decrease in the reserve for credit losses as a percentage of finance receivables reflects the growth in home equity lending in Consumer Finance, for which a lower percentage reserve for credit losses is recorded than the overall portfolio, and a reduction in nonaccrual and past due finance receivables.

      In evaluating the adequacy of the reserve for credit losses, management considers such factors as the nature and characteristics of the obligors, economic conditions and trends, charge-off experience, delinquencies, and value of underlying collateral and guarantees (including recourse to dealers and manufacturers).

Financing and Leasing Assets

     Financing and leasing assets (finance receivables plus operating lease equipment) increased $2.29 billion (17.1%) in 1994 to $15.66 billion as presented in the following table.

                                                         December 31,                         Increase
                                                   -------------------------      ----------------------------
                                                     1994            1993            Amount            Percent
                                                  ----------      ----------      -----------          -------
                                                                        Dollar Amounts in Millions
Finance Receivables
  Capital Equipment Financing .............       $  4,493.5      $  4,394.5      $      99.0             2.3%
  Business Credit .........................          1,442.1         1,282.1            160.0            12.5
  Credit Finance ..........................            719.6           645.7             73.9            11.5
  Commercial Services .....................          1,896.2           981.9            914.3            93.1
  Industrial Financing ....................          4,269.7         3,881.0            388.7            10.0
  Sales Financing .........................          1,402.5         1,307.6             94.9             7.3
  Consumer Finance ........................            570.8           131.3            439.5           334.7
                                                  ----------      ----------       ----------           -----
     Total Finance Receivables ............         14,794.4        12,624.1          2,170.3            17.2
                                                  ----------      ----------       ----------           -----
Operating Lease Equipment
  Capital Equipment Financing .............            648.7           565.7             83.0            14.7
  Industrial Financing ....................            219.2           186.2             33.0            17.7
                                                  ----------       ---------        ---------           -----
    Total Operating Lease Equipment .......            867.9           751.9            116.0            15.4
                                                  ----------       ---------        ---------           -----
    Total Financing and Leasing Assets ....        $15,662.3       $13,376.0        $ 2,286.3            17.1%
                                                   =========       =========        =========           =====


      The following table presents the annual volume of financing and leasing assets funded, including purchases of existing finance receivable portfolios.

                                                  Years Ended December 31,                   Increase
                                                  ------------------------           -------------------------
                                                    1994             1993            Amount            Percent
                                                  --------         -------          -------            -------
                                                                   Dollar Amounts in Millions
Funding Volume
  Capital Equipment Financing .................   $  1,149         $ 1,029          $   120             11.7%
  Business Credit(a) ..........................        423             451              (28)            (6.2)
  Credit Finance(a) ...........................        197             176               21             11.9
  Industrial Financing ........................      2,156           2,319             (163)            (7.0)
  Sales Financing .............................        681             622               59              9.5
  Consumer Finance ............................        481             154              327            212.3
                                                  --------         -------          -------            -----
                                                  $  5,087         $ 4,751          $   336              7.1%
                                                  ========         =======          =======            =====
Factored Volume(b)
  Commercial Services .........................   $ 12,853         $ 7,667          $ 5,186             67.6%
                                                  ========         =======          =======            =====

---------------
(a) Represents initial borrowings under new lines of credit
(b) Represents factored accounts receivable

      The changes in the preceding tables are discussed below for each business unit.

      - Capital Equipment Financing--Customized secured equipment financing and leasing for major capital equipment. Finance receivables rose modestly to $4.49 billion, reflecting improved new business funding volume offset, in part, by higher than usual prepayments and finance receivable sales for credit risk management purposes. The growth in operating lease equipment resulted from the purchase of additional equipment for lease, principally railcars and commercial and business aircraft, and the leasing of a commercial aircraft included in assets received in satisfaction of loans at December 31, 1993.

      - Business Credit--Revolving and term loans, including debtor-in-possession and workout financing, to medium and larger-sized companies secured by accounts receivable, inventory and fixed assets. Finance receivables totaled $1.44 billion at December 31, 1994. New business volume and additional borrowings under existing credit arrangements, coupled with a return to more historical customer paydown levels, contributed to the 12.5% growth in finance receivables.

      - Credit Finance--Revolving and term loans, including restructurings, for small and medium-sized companies secured by accounts receivable, inventory and fixed assets. Finance receivables continued to grow, rising 11.5% in 1994 to $719.6 million, largely due to record new business volume with various middle-market manufacturing companies.

      - Commercial Services--Factoring of accounts receivable, including credit protection, bookkeeping and collection activities and revolving and term loans. Finance receivables totaled $1.90 billion at December 31, 1994. The increase of $914.3 million from 1993 reflects the acquisition of BCC, which added over $700 million of factored receivables, and record new client signings in 1994.

      - Industrial Financing--Secured equipment financing and leasing for medium-sized companies, including dealer and manufacturer financing. Finance receivables rose 10.0% in 1994 to $4.27 billion reflecting another year of record new business originations. Operating lease equipment increased 17.7% to $219.2 million principally due to the purchase of tractors, trailers, business aircraft and other equipment for lease.

      - Sales Financing--Retail secured financing of recreational vehicles, recreational boats, and manufactured housing through dealers and manufacturers. The increase in finance receivables is the result of improved volume in manufactured housing, partially offset by finance receivable sales and securitizations of $162 million in 1994 and the reclassification of an additional $69 million of manufactured housing finance receivables to assets held for sale in December 1994. In addition to its own portfolio of $1.4 billion, Sales Financing also provides servicing for portfolios owned by other financial institutions and securitization trusts which totaled $498.1 million at December 31, 1994 ($415.0 million in 1993).

      - Consumer Finance--Loans secured by first or second mortgages on residential real estate, and home equity lines of credit generated through brokers and direct marketing. Finance receivables rose sharply to $570.8 million, reflecting the full year effect and continued development, in 1994, of the marketing offices added late in 1993. This portfolio is expected to approach $1.0 billion by the end of 1995.


Financing and Leasing Assets Composition

      Financing and leasing assets are principally composed of loans and direct financing and leveraged leases with commercial customers located in the United States and operating lease equipment, largely commercial aircraft, placed with lessees both domestically and internationally.


Geographic Composition

      The following table presents financing and leasing assets by customer location. Amounts for 1993 have been restated to include operating lease equipment and conform to the 1994 presentation.


                                                               At December 31, 1994        At December 31, 1993
                                                               --------------------        ---------------------
                                                                Amount       Percent        Amount       Percent
                                                               ----------    -------       ---------     -------
                                                                           Dollar Amounts in Millions
United States
  Northeast ............................................        $ 3,856.6      24.6%       $ 3,503.5      26.2%
  West .................................................          3,362.9      21.5%         2,621.3      19.6%
  Midwest ..............................................          2,907.0      18.6%         2,633.4      19.7%
  Southeast ............................................          2,318.7      14.8%         1,804.9      13.5%
  Southwest ............................................          2,095.3      13.4%         1,756.8      13.1%
Foreign (principally commercial aircraft) ..............          1,121.8       7.1%         1,056.1       7.9%
                                                               ----------     -----        ---------     -----
    Total ..............................................       $ 15,662.3     100.0%       $13,376.0     100.0%
                                                               ==========     =====        =========     =====

Industry Composition

      The following table presents financing and leasing assets by industry. Amounts for 1993 have been restated to include operating lease equipment and conform to the 1994 presentation.



                                                      At December 31, 1994               At December 31, 1993
                                                    -----------------------            ------------------------
                                                     Amount         Percent             Amount          Percent
                                                    --------        -------            --------         -------
                                                                     Dollar Amounts in Millions
Commercial airlines(a) ......................       $1,899.3         12.1%             $1,894.9          14.2%
Construction (non-real estate)(b) ...........        1,337.4          8.5%              1,215.6           9.1%
Recreational vehicles .......................          898.0          5.7%                872.0           6.5%
Manufacturers
  Steel & metal products ....................          485.6          3.1%                424.3           3.2%
  Textile & mill products ...................          470.1          3.0%                358.3           2.7%
  Industrial machinery & equipment ..........          455.5          2.9%                434.4           3.2%
  Transportation equipment ..................          469.6          3.0%                470.3           3.5%
  Printing & paper products .................          400.2          2.6%                274.9           2.0%
  Apparel ...................................          328.0          2.1%                284.9           2.1%
  Food and kindred products .................          283.6          1.8%                239.3           1.8%
  Electronic equipment ......................          276.3          1.8%                239.6           1.8%
  Other .....................................          885.7          5.7%                660.8           4.9%
Retailers
  Apparel ...................................          807.1          5.2%                482.4           3.6%
  General merchandise .......................          423.0          2.7%                248.3           1.9%
  Other .....................................          361.4          2.3%                113.4           0.8%
Transportation (c) ..........................          744.9          4.7%                655.4           4.9%
Printing & publishing .......................          560.1          3.6%                611.7           4.6%
Home equity .................................          570.8          3.6%                131.3           1.0%
Shipping(d) .................................          536.6          3.4%                419.5           3.1%
Wholesaling .................................          528.8          3.4%                528.5           4.0%
Manufactured housing ........................          458.3          2.9%                399.5           3.0%
Mining, oil & gas extraction ................          300.1          1.9%                227.2           1.7%
Electrical generation .......................          243.1          1.6%                243.9           1.8%
Service businesses ..........................          217.4          1.4%                223.0           1.7%
Financial institutions ......................          183.2          1.2%                186.9           1.4%
Equipment leasing & rental ..................          130.3          0.8%                197.8           1.5%
Others (none greater than 1.1% of Total) ....        1,407.9          9.0%              1,337.9          10.0%
                                                   ---------        -----             ---------         -----
                                                   $15,662.3        100.0%            $13,376.0         100.0%
                                                   =========        =====             =========         =====

--------------
(a) Refer to the Commercial Airlines section of "Financing and Leasing Assets Concentrations" for a discussion on the Commercial Airlines portfolio.

(b) The construction portfolio is geographically dispersed throughout the United States and included approximately 6,900 general contractor and equipment dealer obligors at December 31, 1994.

(c) Transportation included rail, bus, over-the-road trucking, and business aircraft industries and consisted of approximately 700 obligors at December 31, 1994. The portfolio was widely dispersed throughout the United States.

(d) At December 31, 1994, the shipping industry portfolio was widely dispersed and included approximately 50 obligors financing cruise and freight-carrying ships, intermodal equipment, barges, tugboats, containers and chassis.

Financing and Leasing Assets Concentrations

Commercial Airlines

      Commercial airline finance receivables of $1.42 billion and operating lease equipment of $482.3 million totaled $1.90 billion (12.1% of total financing and leasing assets before the reserve for credit losses) at December 31, 1994 compared with $1.89 billion (14.2%) in 1993. The portfolio is secured by commercial aircraft and related equipment. Management continues to monitor the growth in this portfolio relative to total financing and leasing assets.

      The following table presents information about the commercial airline industry portfolio.

                                                            At December 31,
                                                      ------------------------
                                                         1994           1993
                                                      ---------       --------
                                                     Dollar Amounts in Millions
Finance receivables
  Amount outstanding(a) ..........................     $1,417.0       $1,437.3
  Number of obligors .............................           46             43
                                                       --------       --------
Operating lease equipment
  Net carrying value .............................     $  482.3       $  457.6
  Number of obligors .............................           21             21
                                                       --------       --------
     Total .......................................     $1,899.3       $1,894.9
                                                       --------       --------
  Number of obligors(b) ..........................           62             58
                                                       --------       --------
  Number of aircraft(c) ..........................          282            276
                                                       --------       --------

--------------
(a) Includes accrued rents on operating leases of $1.1 million and $1.0 million at December 31, 1994 and December 31, 1993, respectively, which are classified as finance receivables in the Consolidated Balance Sheets.

(b)  Certain   obligors  have  both  finance   receivable  and  operating  lease
     transactions.

(c) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules which phase out the use of Stage II aircraft in the United States through the year 2000. The International Civil Aviation Organization has issued similar requirements for Europe. At year-end 1994, the portfolio consisted of 224 Stage III aircraft (79%) and 58 Stage II aircraft (21%) versus 214 Stage III aircraft (78%) and 62 Stage II aircraft (22%) at year-end 1993.

      No obligor included in the Corporation's commercial airline portfolio was subject to bankruptcy proceedings at December 31, 1994. However, as of March 6, 1994, the Corporation has agreed to terms on a restructuring of its outstanding loan and lease transactions with Trans World Airlines, Inc., which has publicly announced that it may seek bankruptcy protection if a major debt reduction plan is not approved. Management does not believe this restructuring will have a significant effect on the Corporation's 1995 consolidated financial position or results of operations.


Foreign Outstandings

      Financing and leasing assets to foreign obligors, primarily to the commercial airline industry, are all U. S. dollar denominated and totaled $1.12 billion at December 31, 1994, consisting of $920.3 million in finance receivables and $201.5 million in operating lease equipment. The largest exposures at December 31, 1994 were to England, $177.2 million (1.11% of total assets) and Mexico, $140.0 million (.88%). The Mexican exposure is principally operating and direct financing leases of commercial and business aircraft all of which were current at December 31, 1994. The remaining foreign exposure is geographically dispersed with no individual country representing more than .75% of total assets.

      At December 31, 1993, financing and leasing assets to foreign obligors totaled $1.05 billion, consisting of $846.6 million in finance receivables and $204.5 million in operating lease equipment. Outstandings totaled $167.4 million (1.22% of total assets) to obligors in Mexico and $128.0 million (.93%) to obligors in England. Obligors in no other country had aggregate outstandings exceeding .75% of total assets.

Highly Leveraged Transactions

      The Securities and Exchange Commission has suggested that registrants may be required to disclose the nature and extent of their involvement with high yield or highly leveraged transactions and non-investment grade loans. The Corporation uses the following criteria to classifly a buyout financing or recapitalization which equals or exceeds $20 million as a highly leveraged transaction (HLT):

     - The transaction at least doubles the borrower's liabilities and results in a leverage ratio (as defined) higher than 50%, or

     -  The  transaction  results in a leverage  ratio higher than 75%, or

     -  The transaction is designated as an HLT by a syndication agent.


      A transaction originally reported as an HLT can be removed from this classification ("delisted") if the leveraged company has demonstrated the ability to operate successfully as a highly leveraged entity for at least two years after the original financing and meets one of the following criteria:

     - The original financing has been repaid using cash flow from operations, planned asset sales, or a capital infusion, or

     - The debt has been serviced without undue reliance on unplanned asset sales, and certain leverage ratios (related to the original criteria under which the financing qualified as an HLT) have been maintained.


      The Corporation, primarily through Business Credit, originates and participates in HLTs, which totaled $436.1 million (2.8% of financing and leasing assets before the reserve for credit losses) at December 31, 1994, down from $476.6 million (3.6%) at December 31, 1993. The decline in HLT outstandings during 1994 was primarily due to delisting companies that met the aforementioned delisting criteria, partially offset by new HLT fundings. The Corporation's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flow from operations. Unfunded commitments to lend in secured HLT situations were $202.1 million at December 31, 1994, compared with $123.1 million at year-end 1993.

      At December 31, 1994, the HLT portfolio consisted of 32 obligors in 12 different industry groups, with 36.5% of the outstandings located in the Southeast region of the United States and 33.1% in the West. Four accounts totaling $57.7 million were classified as nonaccrual at December 31, 1994, compared with three accounts totaling $34.7 million at year-end 1993.


Credit Risk Management

      Financing and leasing assets are monitored for credit and collateral risk both during the credit granting process and periodically after the advancement of funds. Each business unit is responsible for developing and implementing a formal credit management process in accordance with formal uniform guidelines established by the Executive Credit Committee of the Corporation (ECC). These guidelines set forth risk acceptance criteria for: (1) selected target markets and products; (2) the creditworthiness of borrowers, including credit history, financial condition, adequacy of cash flow and quality of management; and (3) the type and value of underlying collateral and guarantees (including recourse to dealers and manufacturers).

      Compliance with established credit management processes at each business unit is reviewed by an internal credit audit group within the Corporation's internal audit department. Credit audits examine adherence with established credit policies and procedures, and test for inappropriate credit practices, including whether potential problem accounts are being detected on a timely basis. As economic and market conditions change, credit risk management practices are reviewed and modified, if necessary, to minimize the risk of credit loss.

      Periodically, financing and leasing assets are evaluated based upon credit criteria developed under the Corporation's uniform credit grading system and the use of a comprehensive exposure reporting system that analyzes the financing and leasing assets portfolio by obligor, by industry, geographic location, and collateral type. The status of obligors with higher (riskier) credit grades is individually reviewed with the ECC by each operating unit. Concentrations are monitored and limits are changed by management as conditions warrant to minimize the risk of credit loss.

Past Due and Nonaccrual Finance Receivables and Assets Received in Satisfaction of Loans

      Finance receivables past due 60 days or more improved to $176.9 million (1.20% of finance receivables before the reserve for credit losses) at December 31, 1994, from $216.1 million (1.71%) at December 31, 1993, reflecting a continued recovery in certain sectors of the economy. Excluding finance receivables in Industrial Financing that have recourse to dealers or manufacturers, the percentage of finance receivables past due 60 or more days was 1.03% at year-end 1994 compared to 1.47% at year-end 1993.

      Finance receivables on nonaccrual status, included in past due finance receivables, declined to $110.2 million (0.75% of finance receivables before the reserve for credit losses) at December 31, 1994, from $139.9 million (1.11%) at December 31, 1993. The decrease from December 31, 1993 includes final settlement with a manufacturer on nonaccrual since 1992.

      The balance of assets received in satisfaction of loans was relatively unchanged from 1993 at $86.5 million. The December 31, 1994 balance includes two commercial aircraft which are the subject of litigation with the subordinated debt holders wherein the Corporation, as senior debt holder, is foreclosing on the aircraft. An anticipated satisfactory conclusion of the litigation would enable the Corporation to proceed with the foreclosure. These foreclosures were offset by the sale of assets and the placing of a commercial aircraft on operating lease that were included in the 1993 balance.

      The following table presents the assets received in satisfaction of loans including in-substance foreclosures.

                                                             At December 31,
                                                          -------------------
                                                             1994       1993
                                                           -------    -------
                                                          Amounts in Thousands

Commercial aircraft ....................................   $36,000    $17,235
Retail merchandise, property and accounts
   receivable(a) .......................................    32,353     29,214
Property and equipment .................................     8,592     13,480
Other transportation(b) ................................     6,172     15,255
Other ..................................................     3,408     11,773
                                                           -------    -------
  Total ................................................   $86,525    $86,957
                                                           =======    =======
--------------
(a) Retail merchandise, property and accounts receivable includes an equity interest in a building supply retailer.

(b) Other transportation includes buses and recreational vehicles in 1994, and business aircraft, trailers, and recreational vehicles in 1993.


Asset/Liability Management

      Management strives to optimize net finance income while managing interest rate and liquidity risk under formal policies established and monitored by the Capital Committee, which is comprised of members of senior management, including the Chief Executive Officer, the Vice Chairman, the Chief Financial Officer, and senior representatives of DKB and CBC. Four of the members of the Capital Committee are also members of the Corporation's Board of Directors. The Capital Committee establishes and regularly reviews interest sensitivity, funding, liquidity, and asset-pricing guidelines used to determine short-term and long-term funding strategies, including the use of off-balance sheet derivative financial instruments. Derivative (hedge) positions are managed conservatively and in such a way that the exposure to interest rate, credit or foreign exchange risk is in accordance with the overall operating goals established by the Capital Committee. There is an approved, diversified list of creditworthy counterparties, each of whom has specific market value exposure limits. The Executive Credit Committee approves each counterparty and its related market value exposure limit annually or more frequently if any changes are recommended. Market values are calculated periodically for each swap contract, summarized by counterparty risk and reported to the Capital Committee. For additional information regarding the Corporation's derivative portfolio, refer to "Note 6--Derivative Financial Instruments" in Item 8. Financial Statements and Supplementary Data.

Interest Rate Risk Management

      Changes in the level of market interest rates or in the relationships between short-term and long-term market interest rates or different interest rate indices create risks that can potentially affect net finance income by impacting differently on the interest rates charged on interest-earning assets and the interest rates paid on interest-bearing liabilities. The Corporation's degree of interest rate sensitivity is continuously monitored by measuring the repricing characteristics of interest-sensitive assets and liabilities. These characteristics include the dollar amounts, maturity, and estimated prepayments of interest-sensitive assets and liabilities, the contractual interest rate, and the prime rate or other market based repricing indices. The potential effect of market interest rate fluctuations is simulated through computer modeling, incorporating not only the current degree of interest rate sensitivity, but also the effects of various repricing and interest rate scenarios.

      The Capital Committee actively manages interest rate risk by changing the proportion of fixed and floating rate debt and by utilizing interest rate swaps and caps to modify the repricing characteristics of existing interest-bearing liabilities. Issuing new debt or hedging the interest rate on existing debt through the use of interest rate swaps and caps are both tools in managing interest rate risk. The decision to use one or the other or a combination of both is driven by the relationship between the relative interest rate costs and effectiveness of the alternatives, and the liquidity needs of the Corporation. The Corporation also periodically enters into structured financings (involving the issuance of debt and an interest rate swap with corresponding notional principal amount and maturity) that not only improve liquidity and reduce interest rate risk, but result in a lower overall funding cost than could be achieved by issuing debt alone. For example, in order to fund LIBOR based assets, a medium-term variable rate note based upon the 91 day Treasury Bill rate can be issued and coupled with an interest rate swap exchanging the 91 day Treasury Bill rate for a LIBOR rate creating, in effect, a lower cost LIBOR based medium-term obligation which also reduces the interest rate risk of funding LIBOR based assets with commercial paper or Treasury Bill rate based debt.

      A comparative analysis of the weighted average interest rates paid on the Corporation's debt, before and after the effect of hedging activity is shown in the following table.


                                                                    Years Ended December 31,
                                                   ---------------------------------------------------------
                                                          1994                1993                 1992
                                                   ----------------     ---------------      ----------------
                                                   Before     After     Before    After      Before     After
                                                   ------     -----     ------    -----      ------     -----
Variable rate debt ......................          4.46%      4.41%     3.36%     3.36%      4.05%      4.12%
Fixed rate debt .........................          7.24%      6.70%     7.44%     7.37%      8.44%      7.66%
Composite interest rate .................          5.07%      5.32%     4.49%     4.85%      5.24%      5.66%

      Interest rate swaps with notional principal amounts of $5.46 billion at December 31, 1994, $3.69 billion at December 31, 1993 and $4.61 billion at December 31, 1992 were designated as hedges against outstanding debt and were principally used to effectively convert the interest rate on variable rate debt to a fixed rate, which sets the Corporation's fixed rate term debt borrowing cost over the life of the swap and reduces the Corporation's exposure to rising interest rates. The increases in the composite interest rates after the effect of hedging activity reflect the greater proportion of debt effectively paying fixed interest rates. This hedging activity increased interest expense by $27.3 million in 1994, $36.4 million in 1993 and $38.7 million in 1992. The preceding analysis does not take into account any actions the Corporation could have taken to reduce interest rate risk in the absence of hedging activity, such as issuing more fixed rate debt which would also tend to increase interest expense. As such, the weighted average interest rates before the effect of hedging activity do not reflect the true interest expense that would have been incurred had the Corporation chosen to manage interest rate risk without the use of derivatives. Interest rate swaps are further discussed in "Note 6--Derivative Financial Instruments" in Item 8. Financial Statements and Supplementary Data.

Liquidity Risk

      The Capital Committee manages liquidity risk by monitoring the relative maturities of assets and liabilities and by borrowing funds, primarily in the United States money and capital markets. Such cash is used to fund asset growth (including the bulk purchase of receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis. The primary source of funding is commercial paper borrowings, augmented by proceeds from the sales of medium-term notes and other debt securities.

 Liquidity

      Commercial paper outstanding decreased $855.9 million to $5.66 billion at December 31, 1994, and represented 45.7% of total debt outstanding, while variable rate notes rose to $3.81 billion at December 31, 1994 (30.8% of total debt), an increase of $2.13 billion from December 31, 1993. These changes reflect the issuance of prime interest rate based term debt to fund prime interest rate based assets in 1994, as opposed to the use of commercial paper hedged by interest rate corridors (hedging instruments comprised of the purchase of caps on the commercial paper interest rate in conjunction with the sale of an equivalent amount of interest rate caps on the prime interest rate). Of the $1.15 billion of interest rate corridors held at December 31, 1993, $650.0 million expired in 1994; the remaining $500.0 million, which were due to expire in 1995, were terminated.

      At December 31, 1994, fixed rate debt totaled $2.92 billion (23.6% of total debt outstanding).

      Commercial paper borrowings are supported by a variety of bank credit facilities. At December 31, 1994, credit lines with 74 banks totaled $4.68 billion and support the current commercial paper position as well as growth in the foreseeable future. Credit line coverage increased to 82.7% of operating commercial paper outstanding (commercial paper outstanding less interest-bearing deposits) at year-end 1994, up from 68.9% in 1993. No borrowings have been made under credit lines since 1970.


Capitalization

      The following table presents information regarding the Corporation's capital structure.

                                                       At December 31,
                                               -------------------------------
                                                   1994               1993
                                               ------------       ------------
                                                  Dollar Amounts in Thousands

      Commercial paper ....................    $  5,660,194       $  6,516,139
      Variable rate notes .................       3,812,500          1,686,500
      Fixed rate notes ....................       2,923,150          2,592,500
                                               ------------       ------------
      Total debt ..........................    $ 12,395,844       $ 10,795,139
      Stockholders' equity ................       1,793,027          1,692,235
                                               ------------       ------------
      Total capitalization ................    $ 14,188,871       $ 12,487,374
                                               ============       ============
      Debt-to-equity ratio ................       6.91 to 1          6.38 to 1
                                               ============       ============

      Dividend policy requires the payment of quarterly dividends equal to and not exceeding 50% of net operating earnings. During 1994, regular cash dividends of $100.3 million were paid to DKB and MHC Holdings (a subsidiary of Chemical Banking Corporation) based upon their respective 60% and 40% stock ownership.

      During the year, $3.06 billion of variable rate notes and $930.2 million of fixed rate notes were issued with individual terms ranging from one to ten years. Repayments of term debt during 1994 totaled $1.53 billion. At December 31, 1994, $2.96 billion of registered but unissued debt securities remained available under shelf registration statements.

      The Corporation's commercial paper, publicly issued variable rate and fixed rate senior debt, and senior subordinated long-term notes and debentures are rated by Moody's Investors Service, Duff & Phelps Credit Rating Company and Standard and Poor's Corporation.


Recently Issued Accounting Pronouncements

Accounting by Creditors for Impairment of a Loan

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), in May 1993 and amended it with Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS 118"), issued in October 1994. SFAS 114 and SFAS 118 require that the value of an impaired loan be measured based upon: (1) the present value of expected future cash flows discounted at the loan's effective interest rate or, (2) at the fair value of the collateral, if the loan is collateral dependent. SFAS 114 and SFAS 118 are effective for fiscal years beginning after December 15, 1994. In general, the Corporation's loans are collateral dependent and, when impaired, are usually carried at the lower of book value or the fair value of the collateral. Therefore, the Corporation believes that SFAS 114 and SFAS 118 will not have a significant impact on its consolidated financial position or results of operations.

1993 vs. 1992

Highlights

     Net income for the year ended December 31, 1993 was $182.3 million, an increase of $20.0 million (12.3%) from the $162.3 million earned in 1992, representing the third consecutive year of record earnings. Excluding $4.2 million of after-tax extraordinary charges related to the early redemption of long-term debt in 1992 (none of which were incurred in 1993), net income increased $15.8 million (9.5%) in 1993. The 1993 earnings reflect strong finance receivables growth, improved fee income, and higher gains on asset sales, partially offset by the effect of the 1% increase in the statutory Federal corporate income tax rate, Consumer Finance start-up costs and normal operating expense increases.

     Total financing and leasing assets, which include finance receivables and operating lease equipment, totaled $13.38 billion at December 31, 1993, a $1.14 billion (9.3%) increase, compared with $12.23 billion at December 31, 1992. This growth was primarily due to excellent new business volume, particularly with middle-market companies, complemented by purchases of portfolios of financing and leasing assets.


Net Finance Income

     A comparison of 1993 and 1992 finance income and interest expense is set forth below. Finance income has been restated to exclude fees and other income and depreciation on operating lease equipment in order to conform to the 1994 presentation.


                                          Years Ended December 31,         Increase
                                          ------------------------     -----------------
                                            1993            1992       Amount    Percent
                                          --------        --------     ------    -------
                                                    Dollar Amounts in Millions
Finance income .........................  $ 1,111.8      $ 1,091.5      $ 20.3     1.9%
Interest expense .......................      508.0          552.0       (44.0)   (8.0)
                                          --------        --------     ------    -------
Net finance income .....................  $   603.8      $   539.5      $ 64.3    11.9%
                                          =========       ========     ======    =======
Average financing & leasing assets (AEA)  $12,262.9      $11,401.7      $861.2     7.6%
                                          =========       ========     ======    =======
Net finance income as a percent of AEA .       4.93%          4.73%
                                          =========       ========

      Net finance income was $603.8 million in 1993, up $64.3 million (11.9%) from $539.5 million in 1992. Finance income in 1993 totaled $1.11 billion, essentially unchanged from $1.09 billion earned in 1992 as interest rates charged on finance receivables trended down in 1993, in line with a decline in market interest rates. However, such decreased revenues were more than offset by revenues generated from the incremental growth in AEA. The decline in market interest rates is also reflected in a decrease of $44.0 million (8.0%) in interest expense to $508.0 million in 1993, compared with $552.0 million in 1992.

Fees and Other Income

      Fees and other income totaled $133.8 million in 1993, a $20.0 million (17.6%) increase compared with $113.8 million in 1992. The 1993 increase was principally attributable to higher gains on asset sales, which included a $15.3 million gain on a securitization of manufactured housing finance receivables, additional fee income and improved factoring commissions.

Salaries and General Operating Expenses

      Salaries and general operating expenses totaled $282.2 million in 1993, a $20.5 million (7.9%) increase, compared with $261.6 million in 1992. Salaries and employee benefits, included therein, were $152.1 million for 1993, $14.2 million (10.3%) above the $137.9 million reported in 1992. General operating expenses were $130.0 million in 1993, up $6.3 million (5.1%), compared with $123.7 million in 1992. The increases are primarily attributable to start-up costs for Consumer Finance, which amounted to $14.2 million in 1993.

      In addition to Consumer Finance related expenses, the increase in salaries and employee benefits also reflects improvements to employee incentive compensation and benefit plans and the adoption, in 1993, of Statement of Financial Accounting Standards No. 106, "Employer's Accounting for

Postretirement Benefits Other Than Pensions". Employee headcount was 2,424 at December 31, 1993 versus 2,355 in 1992. However, excluding personnel hired for Consumer Finance, headcount declined by more than 25 during 1993 in spite of the excellent growth in financing and leasing assets.


Income Taxes

      The provision for Federal and state and local income taxes was $128.5 million in 1993, up $23.2 million (22.0%), compared to $105.3 million in 1992. The effective income tax rate was 41.3%, compared to 38.7% in 1992. These increases reflect additional provisions to the Corporation's current and deferred taxes, to record the impact of the 1% increase in the statutory Federal corporate income tax rate provided for in the Revenue Reconciliation Act of 1993.

      The following table presents data on the impact of the tax rate change on the provision for income taxes.


                                                                              Year Ended December 31, 1993
                                                                   -------------------------------------------------
                                                                   Provision at          1% Rate             Total
                                                                   Former Rates          Increase          Provision
                                                                   ------------          --------          ---------
                                                                                Dollar Amounts in Millions
Federal tax provision on 1993 earnings .......................       $ 92.8               $ 2.6             $ 95.4
Adjustments to deferred Federal tax
  liabilities ................................................         --                   8.2                8.2
State and local tax provision on 1993
  earnings ...................................................         24.9                  --                24.9
                                                                     ------                -----             ------
Total provision for income taxes .............................       $117.7                $10.8             $128.5
                                                                     ======                =====             ======
Effective tax rate ...........................................         37.9%                 3.4%              41.3%
                                                                     ======                =====             ======

Provision and Reserve for Credit Losses

      A recovery, during 1993, in certain sectors of the economy contributed to a modest decrease of $3.9 million (3.9%) in net credit losses for 1993 and an improvement in net credit losses as a percentage of average finance receivables to .77% in 1993, compared with .84% in 1992.

      Information concerning the provision and reserve for credit losses is summarized in the following table.


                                                      Years ended December 31,
                                                    ----------------------------
                                                    1993           1992
                                                    ----           ----
                                                    Dollar Amounts in Thousands

Net credit losses ................................   $ 94,408          $ 98,284
Provision for finance receivables increase .......     10,466             4,891
                                                     --------          --------
Total provision for credit losses ................   $104,874          $103,175
                                                     ========          ========
Net credit losses as a percentage of average
   finance receivables ...........................       0.77%             0.84%
                                                     ========          ========
Reserve for credit losses ........................   $169,378          $158,483
                                                     ========          ========
Reserve for credit losses as a percentage of:
   Finance receivables ...........................       1.34%             1.35%
                                                     ========          ========
   Finance receivables past due 60 or more days ..       78.4%             47.2%
                                                     ========          ========
   Nonaccrual finance receivables ................      121.0%             67.7%
                                                     ========          ========

Financing and Leasing Assets

     Financing and leasing assets (finance receivables plus operating lease equipment) increased $1.14 billion (9.3%) to $13.38 billion as presented in the following table.

                                            December 31            Increase
                                      --------------------    ------------------
                                         1993        1992       Amount   Percent
                                         ----        ----       ------   -------
                                              Dollar Amounts in Millions

Finance Receivables
  Capital Equipment Financing ......  $ 4,394.5   $ 4,429.1   $  (34.6)   (0.8)%
  Business Credit ..................    1,282.1     1,281.3        0.8     0.1
  Credit Finance ...................      645.7       545.0      100.7    18.5
  Commercial Services ..............      981.9     1,010.2      (28.3)   (2.8)
  Industrial Financing .............    3,881.0     3,094.1      786.9    25.4
  Sales Financing ..................    1,307.6     1,411.8     (104.2)   (7.4)
  Consumer Finance .................      131.3         --       131.3     --
                                      ---------   ---------   --------  ------
    Total Finance Receivables ......   12,624.1    11,771.5      852.6     7.2
                                      ---------   ---------   --------  ------
Operating Lease Equipment
  Capital Equipment Financing ......      565.7       384.3      181.4    47.2
  Industrial Financing .............      186.2        78.5      107.7   137.2
                                      ---------   ---------   --------  ------
    Total Operating Lease Equipment       751.9       462.8      289.1    62.5
                                      ---------   ---------   --------  ------
  Total Financing and Leasing Assets  $13,376.0   $12,234.3   $1,141.7     9.3 %
                                      =========   =========   ========  ======


     The following table presents the annual volume of financing and leasing assets funded, including purchases of existing finance receivable portfolios.

                                    Years Ended December 31,      Increase
                                    ------------------------ ------------------
                                      1993        1992       Amount    Percent
                                      ----        ----       ------    -------
                                              Dollar Amounts in Millions
Funding Volume
  Capital Equipment Financing ...    $1,029      $1,013      $   16       1.6%
  Business Credit(a) ............       451         356          95      26.7
  Credit Finance(a) .............       176         156          20      12.8
  Industrial Financing ..........     2,319       1,528         791      51.8
  Sales Financing ...............       622         500         122      24.4
  Consumer Finance(b) ...........       154        --           154       --
                                     ------      ------      ------      ----
                                     $4,751      $3,553      $1,198      33.7%
                                     ======      ======      ======      ====
Factored Volume(c)
  Commercial Services ...........    $7,667      $7,382      $  285       3.9%
                                     ======      ======      ======      ====
-------------
(a)  Represents initial borrowings under new lines of credit.
(b)  Started de novo in December 1992.
(c)  Represents factored accounts receivable.

     The changes in the preceding tables are discussed below for each business unit.

      - Capital Equipment Financing--Customized secured equipment financing and leasing for major capital equipment. Finance receivables were $4.39 billion at December 31, 1993 compared with $4.43 billion in 1992, a decrease of $34.6 million (0.8%). The small decrease was due to weakness in certain sectors of the market for equipment financing with larger corporations and the repossession of approximately $85 million of finance receivables (principally, oil refinery assets totaling $66.0 million that were subsequently placed on lease and were included in operating lease equipment at December 1993). The 1993 increase of $181.4 million in operating lease equipment also reflects the leasing of two commercial aircraft.

     - Business Credit--Revolving and term loans, including debtor-in-possession and workout financing, to medium and larger-sized companies secured by accounts receivable, inventory and fixed assets. Finance receivables of $1.28 billion at December 31, 1993 were basically unchanged from 1992, reflecting $451.1 million in new business volume which was mostly offset by customer paydowns.

     - Credit Finance--Revolving and term loans, including restructurings, for small and medium-sized companies secured by accounts receivable, inventory and fixed assets. Finance receivables increased $100.6 million during 1993 to $645.6 million, compared with $545.0 million in 1992. The 18.5% growth was largely due to new business volume with various middle-market manufacturing companies.

     - Commercial Services--Factoring of accounts receivables, including credit protection, bookkeeping and collection activities and revolving and term loans. Finance receivables, which experienced a modest decline of $28.3 million (2.8%) during 1993, totaled $981.9 million at December 31, 1993, compared with $1.01 billion at year-end 1992. Factoring volume for 1993 rose to $7.67 billion (up 3.9%) from $7.38 billion in 1992.

     - Industrial Financing--Secured equipment financing and leasing for medium-sized companies, including dealer and manufacturer financing. Finance receivables grew $786.9 million (25.4%) to $3.88 billion in 1993, compared with $3.09 billion in 1992, as strong volume with middle-market clients was complemented by purchases of financing and leasing assets portfolios totaling approximately $320 million in 1993. Operating lease equipment grew $107.7 million (137.2%) in 1993 to $186.2 million, reflecting the purchase of business aircraft and over-the-road trucking equipment for lease to several industry groups.

     - Sales Financing--Retail secured financing of recreational vehicles, recreational boats, and manufactured housing through dealers and manufacturers. Finance receivables were $1.31 billion in 1993, compared to $1.41 billion in 1992, a $104.3 million (7.4%) decrease in spite of excellent volume, due to a $155 million securitization of manufactured housing finance receivables in the third quarter of 1993 and a $150 million securitization of recreational vehicle finance receivables in January 1994. The latter were held for sale and, thus, reclassified from finance receivables to other assets in the Consolidated Balance Sheet at December 31, 1993. Additionally, Sales Financing was providing servicing for portfolios owned by other financial institutions and securitization trusts with total outstandings of $415.0 million at December 31, 1993 ($338.0 million in 1992) which were not included in finance receivables.

     - Consumer Finance--Loans secured by first or second mortgages on residential real estate, generated primarily through brokers and direct marketing. Finance receivables in this de novo operation, which opened in December 1992, reached $131.3 million at December 31, 1993, reflecting new business volume of $154 million during the first year of operation.


Financing and Leasing Assets Composition

     Financing and leasing assets are principally composed of loans and direct financing and leveraged leases with commercial customers located throughout the United States and operating lease equipment, largely commercial aircraft, placed with lessees both domestically and internationally. The portfolio composition did not change significantly from year-end 1992.

Financing and Leasing Assets Concentrations

Commercial Airlines

      Commercial airline finance receivables of $1.44 billion and operating lease equipment of $457.6 million totaled $1.89 billion (14.2% of total financing and leasing assets before the reserve for credit losses) at December 31, 1993 compared to $1.95 billion (16.0%) in 1992. The portfolio is secured by commercial aircraft and related equipment.

      The following table presents information about the commercial airline industry portfolio.
                                                           At December 31,
                                                   -----------------------------
                                                     1993                 1992
                                                   --------            ---------
                                                    Dollar Amounts in Millions
   Finance receivables
     Amount outstanding(a)....................     $1,437.3             $1,594.3
     Number of obligors.......................           43                   47
                                                   --------            ---------
   Operating lease equipment
     Net carrying value.......................     $  457.6             $  359.3
     Number of obligors.......................           21                   17
                                                   --------            ---------
       Total..................................     $1,894.9             $1,953.6
                                                   --------            ---------
     Number of obligors(b)....................           58                   57
                                                   --------            ---------
     Number of aircraft(c)....................          276                  304
                                                   --------            ---------
------------
(a) Includes accrued rents on operating leases of $1.0 million and $1.5 million at December 31, 1993 and December 31, 1992, respectively, which are classified as finance receivables in the Consolidated Balance Sheets.
(b) Certain obligors have both finance receivable and operating lease transactions.
(c) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules which phase out the use of Stage II aircraft in the United States through the year 2000. The International Civil Aviation Organization has issued similar requirements for Europe. At year-end 1993, the portfolio consisted of 214 Stage III aircraft (78%) and 62 Stage II aircraft (22%) versus 231 Stage III aircraft (80%) and 73 Stage II aircraft (20%) at year-end 1992.

      The following table presents data on commercial airline obligors (included in the preceding table) that are subject to proceedings under Chapter 11 of the Bankruptcy Reform Act of 1978, as amended.
                                                           At December 31,
                                                   -----------------------------
                                                     1993                 1992
                                                   --------            ---------
                                                    Dollar Amounts in Millions
   Finance receivables
     Amount outstanding(a)....................     $   3.4                $111.0
     Number of obligors.......................           1                     3
                                                   --------            ---------
   Operating lease equipment
     Net carrying value.......................     $  60.8                $ 87.0
     Number of obligors.......................           1                     2
                                                   --------            ---------
       Total..................................     $  64.2                $198.0
                                                   --------            ---------
     Number of obligors(b)....................           1                     3
                                                   --------            ---------
     Number of aircraft.......................           5                    32
                                                   --------            ---------
-------------
(a) Includes accrued rents on operating leases of $0.3 million and $ 0.5 million at December 31, 1993 and December 31, 1992 respectively.
(b) Certain obligors have both finance receivable and operating lease transactions.

      The declines from year-end 1992 reflected in the table above are primarily the result of the emergence of Continental Airlines, Inc. and Trans World Airlines, Inc. from Chapter 11 bankruptcy proceedings during 1993. In February 1993, the Corporation took title to a Boeing 757-200 from America West which was re-leased to another airline in July 1993 after completion of maintenance inspections required under FAA regulations. At December 31, 1993, the airline under Chapter 11 bankruptcy protection was current on all remaining contractual obligations owed to the Corporation.

  Foreign Outstandings

     Financing and leasing assets to foreign obligors, primarily to the commercial airline industry, were all U.S. dollar denominated and totaled $1.05 billion at December 31, 1993, consisting of $846.6 million in finance receivables and $204.5 million in operating lease equipment. The largest exposures at December 31, 1993 were to Mexico, $167.4 million (1.22% of total assets) and England, $128.0 million (.93% of total assets). The remaining foreign exposure was geographically dispersed with no individual country representing more than .75% of total assets.

     At December 31, 1992, financing and leasing assets to foreign obligors totaled $951.2 million, consisting of $810.6 million in finance receivables and $140.6 million in operating lease equipment. Outstandings to obligors in England totaled $135.7 million, representing 1.04% of total assets. No other foreign obligor had aggregate outstandings exceeding .86% of total assets.

  Highly Leveraged Transactions

     HLTs totaled $476.6 million (3.6% of financing and leasing assets before the reserve for credit losses) at December 31, 1993, down from $493.7 million (4.0%) at December 31, 1992. The decline in HLT outstandings during 1993 was primarily due to delisting companies, with approximately $138 million of finance receivables owed to the Corporation at year-end 1992, that met delisting criteria, partially offset by new HLT fundings. The Corporation's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flow from operations.

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

Past Due and Nonaccrual Finance Receivables and Assets Received in Satisfaction of Loans

     Finance receivables past due 60 days or more declined to $216.1 million (1.71% of finance receivables before the reserve for credit losses) at December 31, 1993, from $335.8 million (2.85%) at December 31, 1992. Excluding finance receivables in Industrial Financing that have dealer or manufacturer recourse provisions, the percentage of finance receivables past due 60 or more days was 1.47% at year-end 1993 compared to 2.57% at year-end 1992.

     Finance receivables on nonaccrual status, included in past due finance receivables, declined to $139.9 million (1.11% of finance receivables before the reserve for credit losses) at December 31, 1993, from $234.2 million (1.99%) at December 31, 1992 due principally to the return to earning status of the oil refinery assets discussed in the Financing and Leasing Assets section. At year-end 1993, nonaccrual finance receivables were principally related to manufacturing companies, including a manufacturer placed on nonaccrual status in 1992.

     The following table presents assets received in satisfaction of loans including in-substance foreclosures.

                                                              At December 31,
                                                         -----------------------
                                                           1993            1992
                                                         ------          -------
                                                          Amounts in Thousands
Retail merchandise, property
  and accounts receivable(a) ...................         $29,214         $37,262
Commercial aircraft ............................          17,235            --
Other transportation(b) ........................          15,255          28,034
Property and equipment .........................          13,480          14,203
Other ..........................................          11,773          14,281
                                                         -------         -------
  Total ........................................         $86,957         $93,780
                                                         =======         =======
-------------
(a) Retail merchandise, property and accounts receivable includes the assets of a bankrupt building supply retailer.

(b) Other transportation includes business aircraft, trailers, and recreational vehicles

Item 8.  Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
The CIT Group Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of The CIT Group Holdings, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended Dec ember 31, 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evide nce supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable b asis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The CIT Group Holdings, Inc. and subsidiaries at December 31, 1994 and 1993, and the results of their operations and cash flows for each of the years in the th ree-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note 11 to the consolidated financial statements, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1993.

                                                        KPMG PEAT MARWICK LLP
Short Hills, New Jersey
January 17, 1995

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    ------------------------
                                                     1994               1993
                                                    ------             ------
                                     Assets           (Amounts in Thousands)

Financing and leasing assets
Capital Equipment Financing ..................   $  4,493,531      $  4,394,528
Business Credit ..............................      1,442,049         1,282,133
Credit Finance ...............................        719,642           645,642
                                                 ------------      ------------
  Corporate Finance ..........................      6,655,222         6,322,303

Commercial Services ..........................      1,896,233           981,935

Industrial Financing .........................      4,269,693         3,880,991
Sales Financing ..............................      1,402,443         1,307,544
                                                 ------------      ------------
  Dealer and Manufacturer Financing ..........      5,672,136         5,188,535

Consumer Finance .............................        570,772           131,321
                                                 ------------      ------------
  Finance receivables (Note 2) ...............     14,794,363        12,624,094
Reserve for credit losses (Note 3) ...........       (192,421)         (169,378)
                                                 ------------      ------------
  Net finance receivables ....................     14,601,942        12,454,716

Operating lease equipment (Note 4) ...........        867,914           751,901
                                                 ------------      ------------
  Net financing and leasing assets ...........     15,469,856        13,206,617

Cash and cash equivalents ....................          6,558           101,554
Other assets .................................        487,076           420,310
                                                 ------------      ------------
  Total assets ...............................   $ 15,963,490      $ 13,728,481
                                                 ============      ============


                      Liabilities and Stockholders' Equity
Debt (Notes 5 and 6)
Commercial paper .............................    $ 5,660,194       $ 6,516,139
Variable rate notes ..........................      3,812,500         1,686,500
Fixed rate notes .............................      2,623,150         2,392,500
Subordinated fixed rate notes ................        300,000           200,000
                                                 ------------      ------------
  Total debt .................................     12,395,844        10,795,139

Credit balances of factoring clients .........        993,394           521,728
Accrued liabilities and payables .............        354,714           324,520
Deferred Federal income taxes ................        426,511           394,859
                                                 ------------      ------------
  Total liabilities ..........................     14,170,463        12,036,246

Stockholders' equity (Notes 7 and 17)
Common stock - authorized, issued and
 outstanding - 1,000 shares ..................        250,000           250,000
Paid-in capital ..............................        408,320           408,320
Retained earnings ............................      1,134,707         1,033,915
                                                 ------------      ------------
  Total stockholders' equity .................      1,793,027         1,692,235
                                                 ------------      ------------
  Total liabilities and stockholders' equity .    $15,963,490       $13,728,481
                                                 ============      ============

See accompanying notes to consolidated financial statements.



                           THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF INCOME

                                                                Years Ended December 31,
                                                         -----------------------------------------
                                                           1994          1993           1992
                                                           ----          ----           ----
                                                                  Amounts in Thousands

Finance income .....................................   $  1,263,846   $  1,111,853   $  1,091,562
Interest expense ...................................        613,957        508,006        552,017
                                                         ------------   ------------   ------------
     Net finance income ............................        649,889        603,847        539,545
Fees and other income (Note 8) .....................        174,365        133,805        113,762
                                                         ------------   ------------   ------------
     Operating revenue .............................        824,254        737,652        653,307
                                                         ------------   ------------   ------------
Salaries and general operating expenses (Note 9) ...        337,936        282,182        261,635
Provision for credit losses (Note 3) ...............         96,941        104,874        103,175
Depreciation on operating lease equipment ..........         64,308         39,799         16,645
                                                         ------------   ------------   ------------
     Operating expenses ............................        499,185        426,855        381,455
                                                         ------------   ------------   ------------

     Income before provision for income taxes and
       extraordinary item ..........................        325,069        310,797        271,852
Provision for income taxes (Note 10) ...............        123,941        128,489        105,311
                                                         ------------   ------------   ------------
     Income before extraordinary item ..............        201,128        182,308        166,541

Extraordinary item - loss on early extinguishment of
  debt, net of income tax benefit of $2,523 in 1992            --             --           (4,241)
                                                          ------------   ------------   ------------
     Net income ....................................   $    201,128   $    182,308   $    162,300
                                                          ============   ============   ============

      See accompanying notes to consolidated financial statements.


                        THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Years Ended December 31,
                                                     ----------------------------------------
                                                         1994          1993            1992
                                                        ------        ------          ------
                                                               Amounts in Thousands

Common stock
Balance, beginning and end of period ...........   $   250,000    $   250,000    $   250,000
                                                   -----------    -----------    -----------
Paid-in capital
Balance, beginning of period ...................       408,320        408,320        258,320
Capital contribution from stockholders (Note 17)          --             --          150,000
                                                   -----------    -----------    -----------
Balance, end of period .........................       408,320        408,320        408,320
                                                   -----------    -----------    -----------
Retained earnings
Balance, beginning of period ...................     1,033,915        942,771      1,011,464
Net income .....................................       201,128        182,308        162,300
Dividends paid - regular .......................      (100,336)       (91,164)       (80,993)
                 - special (Note 17) ...........          --             --         (150,000)
                                                   -----------    -----------    -----------
Balance, end of period .........................     1,134,707      1,033,915        942,771
                                                   -----------    -----------    -----------
  Total stockholders' equity (Note 7) ..........   $ 1,793,027    $ 1,692,235    $ 1,601,091
                                                   ===========    ===========    ===========

See accompanying notes to consolidated financial statements.


                                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                  --------------------------------------------
                                                                       1994            1993            1992
                                                                  ------------    ------------   -------------
                                                                              Amounts in Thousands
Cash flows from operations
Net income ....................................................   $    201,128     $   182,308    $    162,300
Adjustments to reconcile net income to net cash flows from
  operations:
  Provision for credit losses .................................         96,941         104,874         103,175
  Depreciation and amortization ...............................         75,363          49,728          29,041
  Provision for deferred Federal income taxes .................         27,679          34,861          33,552
  Gains on asset sales ........................................        (26,039)        (23,945)        (13,883)
  Increase in accrued liabilities and payables ................         24,245          31,980          20,717
  (Increase) decrease in other assets .........................           (375)            817          22,923
  Extraordinary item--loss on early extinguishment of debt,
    net of income tax benefit .................................           --              --             4,241
  Other .......................................................        (17,270)        (27,560)        (24,879)
                                                                  ------------    ------------   -------------
      Net cash flows provided by operations ...................        381,672         353,063         337,187
                                                                  ------------    ------------   -------------
Cash flows from investing activities
Loans extended ................................................    (23,610,917)    (20,854,006)    (16,810,392)
Collections on loans ..........................................     22,393,955      20,081,910      16,521,953
Purchases of equipment to be leased ...........................     (1,039,706)       (940,938)     (1,019,513)
Collections on lease receivables ..............................        632,228         486,364         271,723
Acquisition of Barclays Commercial Corporation ................       (435,630)           --              --
Purchases of finance receivables portfolios ...................       (181,734)       (477,436)       (112,431)
Proceeds from asset sales .....................................        535,577         215,556         145,490
Proceeds from sales of assets received in satisfaction of loans         40,429          43,029          32,408
Net (increase) decrease in short-term factoring receivables ...       (207,370)         90,465         (67,147)
Other .........................................................        (47,764)        (16,930)        (24,561)
                                                                  ------------    ------------   -------------
      Net cash flows used for investing activities ............     (1,920,932)     (1,371,986)     (1,062,470)
                                                                  ------------    ------------   -------------
Cash flows from financing activities
Net (decrease) increase in commercial paper ...................       (855,945)        342,674         696,948
Proceeds from the issuance of variable and fixed rate notes ...      3,986,200       2,185,000       2,058,000
Repayments of variable rate and fixed rate notes ..............     (1,529,550)     (2,062,841)     (1,968,324)
Proceeds from non-recourse leveraged lease debt ...............         47,016         118,531         382,555
Repayments of non-recourse leveraged lease debt ...............       (103,121)        (71,516)        (60,715)
Cash dividends paid ...........................................       (100,336)        (91,164)       (230,993)
Capital contribution from stockholders ........................           --              --           150,000
                                                                  ------------    ------------   -------------
      Net cash flows from financing activities ................      1,444,264         420,684       1,027,471
                                                                  ------------    ------------   -------------
Net (decrease) increase in cash and cash equivalents ..........        (94,996)       (598,239)        302,188
Cash and cash equivalents, beginning of year ..................        101,554         699,793         397,605
                                                                  ------------    ------------   -------------
Cash and cash equivalents, end of year ........................   $      6,558    $    101,554    $    699,793
                                                                  ============    ============   =============

Supplemental disclosures
Interest paid .................................................   $    616,830    $    505,317    $    582,119
Federal and State and local income taxes paid .................   $     98,882    $     85,689    $     61,894
Noncash transfers of finance receivables to other assets ......   $    117,081    $    305,038            --
Noncash transfers of finance receivables to assets received
     in satisfaction of loans .................................   $     80,525    $    166,885    $    124,959
Noncash transfers of assets received in satisfaction of loans
  to operating lease equipment ................................   $     17,300    $     85,173    $    121,952
Noncash transfers of finance receivables to operating
  lease equipment .............................................           --      $      5,960    $    134,517

See accompanying notes to consolidated financial statements.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements and accompanying notes include the accounts of The CIT Group Holdings, Inc. and its subsidiaries (the "Corporation"). All significant intercompany transactions have been eliminated. Prior period amounts, principally fees and other income and depreciation on operating lease equipment, have been reclassified to conform to the current presentation.

Consolidated Statements of Cash Flows

     Cash and cash equivalents includes cash and interest-bearing deposits, which generally represent overnight money market investments of excess cash borrowed in the commercial paper market and maintained for liquidity purposes. Cash inflows and outflows from commercial paper borrowings and most factoring receivables are presented on a net basis in the Statements of Cash Flows as their term is generally less than 90 days.

Financing and Leasing Assets

     The Corporation provides funding for a variety of financing arrangements including term loans, direct financing leases (including leveraged leases for which a major portion of the funding is provided by third-party lenders, including The Dai-Ichi Kangyo Bank, Limited ("DKB"), on a nonrecourse basis, with the Corporation providing the balance and acquiring title to the property) and operating leases. The amounts outstanding on loans and direct financing leases are referred to as finance receivables, and when combined with the net book value of operating lease equipment, represent financing and leasing assets.

Income Recognition

     Finance income includes interest on loans, the amortization of income on direct financing leases, and rents on operating leases. Related origination and other nonrefundable fees and direct origination costs are deferred and amortized as an adjustment of finance income over the contractual life of the transactions. Income on finance receivables other than leveraged leases is recognized on an accrual basis commencing in the month of origination using methods that generally approximate the interest method. Leveraged lease income is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which the Corporation has a positive investment, net of related deferred tax liabilities. Rental income on operating leases is recognized on an accrual basis.

     Except for Sales Financing and Consumer Finance accounts, which are subject to automatic charge-off procedures, the accrual of finance income is suspended and an account is placed on nonaccrual status either when a payment is contractually delinquent for 90 days or more and collateral is insufficient to cover both the outstanding principal and accrued finance income or immediately if, in the opinion of management, full collection of all principal and income is doubtful. Accrued but uncollected income at the date an account is placed on nonaccrual status is reversed and charged against income to the extent the collateral does not satisfy the principal and accrued income outstanding. Such accrued but uncollected income is immaterial. Subsequent income received is applied to the outstanding principal balance until such time as the account is collected, charged-off on or returned to accrual status.

     Fees and other income includes factoring commissions, commitment and facility fees, letters of credit and syndication fees, as well as gains and losses realized upon the sale of assets coming off lease, the securitization of finance receivables and the disposition of assets received in satisfaction of loans.

Lease Financing

     Direct financing leases are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans and subsequently placed on operating lease is recorded at the lower of carrying value or estimated fair value when acquired. Leveraged

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less amounts due to non-recourse third-party lenders and unearned finance income. In the event of default by the lessee, the third-party lenders have no recourse to the Corporation.

Reserve for Credit Losses on Finance Receivables

     The reserve for credit losses is established and periodically reviewed for adequacy based on the nature and characteristics of the obligors, economic conditions and trends, charge-off experience, delinquencies, and value of underlying collateral and guarantees (including recourse to dealers and manufacturers). It is management's judgment that the reserve for credit losses is adequate to provide for potential credit losses.

Charge-off of Finance Receivables

     Finance receivables are reviewed periodically to determine the probability of loss on individual receivables. Charge-offs are taken after considering such factors as the customer's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Such charge-offs are deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are no longer deemed useful. Automatic charge-offs are taken for Sales Financing and Consumer Finance receivables when no contractual payments are received for 120 days, or at 180 days when partial payments have been received.

Other Assets

     Assets received in satisfaction of loans (including in-substance forclosures) are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs at the time of receipt or in-substance foreclosure charged to the reserve for credit losses. Subsequent write-downs of these assets, which may be required due to a decline in estimated fair market value after receipt, or in-substance foreclosure are reflected in general operating expenses.

     The excess of the purchase price over the fair market value of assets acquired (goodwill) in connection with an acquisition is amortized on a straight-line basis over a 20 year period.

     Fixed  assets  are  stated  at  cost  less  accumulated   depreciation  and
amortization. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the related assets.

     At the time management decides to proceed with a securitization of finance receivables, such finance receivables are considered held for sale and are reclassified to other assets.

Derivative Financial Instruments

     The  Corporation  enters  into  interest  rate swap and  interest  rate cap agreements as part of its overall interest rate risk management. These transactions are entered into as hedges against the effects of future interest rate fluctuations and, accordingly, are not carried at fair market value so long as a high degree of correlation is maintained between the derivative instrument and the corresponding asset or liability position being hedged. The Corporation's objectives and strategies regarding the management of interest rate and liquidity risks, including the use of derivative instruments, are discussed in the "Interest Rate Risk Management" section of "Asset/Liability Management" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The net interest differential, including premiums paid or received, if any, on interest rate swaps and interest rate caps is recognized on an accrual basis as an adjustment to finance income or interest expense to correspond with the hedged asset or liability position, respectively. In the infrequent event that early termination of a derivative instrument occurs, the net proceeds paid or received are deferred and amortized over the shorter of the remaining original contract life of the interest rate swap or interest rate cap or the maturity of the hedged asset or liability position.

     On occasion, the Corporation will also purchase a forward interest rate agreement or option of very short term (up to 4 months) to hedge the interest rate used to price the anticipated securitization of finance receivables. Such transactions are designated as a hedge against a securitization that is probable

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES and for which the significant characteristics and terms have been identified. The finance receivables involved are considered held for sale and reclassified to other assets. The net interest differential on the derivative instrument, including premium paid or received, if any, is recognized as an adjustment to the basis of the corresponding assets at the time of sale. If the anticipated securitization does not occur, the related hedge position is liquidated with any gain or loss recognized at such time, and the related assets are reclassified to finance receivables.

     The Corporation may occasionally enter into a compound interest rate cap transaction, which, in the Corporation's case, involves the purchase of an interest rate cap based on commercial paper interest rates linked with the sale of an interest rate cap based on the prime rate. The interest rate cap purchased and the interest rate cap sold are transacted concurrently and have a matched notional dollar amount and maturity. Accordingly, the transaction is treated as a hedge unit for accounting purposes and the net interest differential, including any net premium paid or received, is recognized as an adjustment to interest expense.

Income Taxes

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

     Federal investment tax credits realized for income tax purposes on lease financing transactions have been deferred for financial statement purposes and are included in deferred Federal income taxes on the Consolidated Balance Sheets. Such credits are amortized as a reduction of the provision for income taxes on an actuarial method over the related lease term.

Note 2--Finance Receivables

      The following table presents an analysis of finance receivables.

                                                       At December 31,
                                               --------------------------------
                                                    1994              1993
                                               -------------      -------------
                                                     Amounts in Thousands

Loans ....................................     $  12,380,071      $  10,657,167
Direct financing lease receivables .......         3,098,352          2,682,635
Leveraged lease receivables ..............           789,166            766,361
                                               -------------      -------------
Gross finance receivables ................        16,267,589         14,106,163
Unearned finance income ..................        (1,473,226)        (1,482,069)
                                               -------------      -------------
Finance receivables ......................     $  14,794,363      $  12,624,094
                                               =============      =============

      Leveraged lease receivables in the preceding table exclude the portion of lease receivables offset by related non-recourse debt payable to third-party lenders of $2.22 billion in 1994 and $2.34 billion in 1993 including amounts owed to affiliates of DKB which totaled $525.7 million at year-end 1994 and $535.7 million at year-end 1993. Also excluded from the preceding table are $498.1 million of finance receivables at December 31, 1994 ($415.0 million in 1993) owned by other financial institutions or securitization trusts which are serviced by Sales Financing.

      Information about concentrations of credit risk is set forth in "Industry Composition" and "Geographic Composition" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

     Contractual maturities of finance receivables at December 31, 1994 and 1993 are set forth in Note 19--Maturity of Finance Receivables.

      The following table sets forth information regarding finance receivables on nonaccrual status and assets received in satisfaction of loans.

                                                         At December 31,
                                                     -----------------------
                                                        1994          1993
                                                     ---------      --------
Nonaccrual finance receivables ...................   $ 110,232      $ 139,941
Assets received in satisfaction of loans .........      86,525         86,957
                                                     ---------      ---------
Total nonperforming assets .......................   $ 196,757      $ 226,898
                                                     =========      =========
Percent to total financing and leasing assets ....        1.26%          1.70%
                                                     =========      =========

     The amount of finance income recognized on year-end nonaccrual finance receivables totaled $6.2 million, $3.9 million and $14.9 million in 1994, 1993 and 1992, respectively. The amount of finance income which would have been recorded under contractual terms for such nonaccrual receivables totaled $20.7 million, $21.2 million, and $30.3 million in 1994, 1993 and 1992, respectively.

     At December 31, 1994 and 1993, the Corporation had $14.0 million and $15.0 million, respectively, of finance receivables that met the criteria of troubled debt restructurings, which were not included in the preceding table. Finance income recognized on troubled debt restructurings totaled $0.8 million, $0.8 million and $4.1 million in 1994, 1993 and 1992, respectively. Finance income on these restructured receivables would have been $2.1 million, $2.3 million and $5.8 million for 1994, 1993 and 1992, respectively, based on original contractual terms.


Note 3--Reserve for Credit Losses

      The following table presents changes in the reserve for credit losses.


                                                             At December 31,
                                               --------------------------------------------
                                                  1994             1993             1992
                                               ----------       ----------       ----------
                                                        Dollar Amounts in Thousands

Balance, January 1 .........................   $  169,378       $  158,483       $  155,107
                                               ----------       ----------       ----------

Finance receivables charged-off ............      (95,433)        (105,613)        (110,199)
Recoveries on finance receivables previously
   charged-off .............................       11,281           11,205           11,915
                                               ----------       ----------       ----------
   Net credit losses .......................      (84,152)         (94,408)         (98,284)
                                               ----------       ----------       ----------
Provision for credit losses ................       96,941          104,874          103,175
Portfolio acquisitions (dispositions), net .       10,254              429           (1,515)
                                               ----------       ----------       ----------
Net addition to reserve for credit losses ..      107,195          105,303          101,660
                                               ----------       ----------       ----------
Balance, December 31 .......................   $  192,421       $  169,378       $  158,483
                                               ==========       ==========       ==========
Reserve for credit losses as a percentage of
   finance receivables .....................         1.30%            1.34%            1.35%
                                               ==========       ==========       ==========

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

Note 4--Operating Lease Equipment

      Capital Equipment Financing and Industrial Financing enter into lease transactions (with estimated residual values in excess of 20% of the original purchase price) which are accounted for as operating leases. In accordance with the policy of reviewing and adjusting the net carrying values of leased assets to the lower of fair market or carrying value, management or outside consultants periodically perform appraisals of operating lease equipment. Based upon such periodic appraisals, the aggregate fair values of operating lease equipment exceeded carrying value at December 31, 1994.

      The following table provides an analysis of operating lease equipment by equipment type, net of accumulated depreciation of $129.7 million in 1994 and
$68.8 million in 1993.

                                                             At December 31,
                                                         -----------------------
                                                            1994         1993
                                                         ---------     ---------
                                                           Amounts in Thousands

Commercial aircraft ................................     $ 482,324     $ 457,637
Business aircraft ..................................        97,770        88,390
Trucks, trailers and buses .........................        94,309        82,996
Oil refinery .......................................        83,137        86,240
Railroad and other transportation equipment ........        69,106        11,560
Construction and mining equipment ..................        18,519        15,715
Manufacturing equipment ............................        10,788         3,418
Other ..............................................        11,961         5,945
                                                         ---------     ---------
  Total ............................................     $ 867,914     $ 751,901
                                                         =========     =========

     Rental income on operating leases, included in finance income, totaled $97.2 million in 1994, $67.2 million in 1993 and $30.8 million in 1992. The following table presents future minimum lease rentals on noncancellable operating leases as of December 31, 1994. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing operating lease equipment at lease expiration, all of which are important components of operating lease profitability.



Years Ended December 31,                                    Amounts in Thousands

     1995 ..........................................              $ 101,224
     1996 ..........................................                 90,344
     1997 ..........................................                 73,969
     1998 ..........................................                 57,502
     1999 ..........................................                 38,455
     Thereafter ....................................                 61,419
                                                                  ---------
          Total ....................................              $ 422,913
                                                                  =========

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

Note 5--Debt

      The following table presents data on commercial paper borrowings.


                                                1994             1993             1992
                                              ---------     -----------     ------------
                                                     Dollar Amounts in Thousands

At December 31,
  Borrowings outstanding .................   $5,660,194      $6,516,139      $6,173,465
  Weighted average interest rate .........         5.65%           3.35%           3.41%
  Weighted average maturity ..............      22 days         55 days         57 days

Year ended December 31,
  Daily average borrowings ...............   $6,532,528      $6,080,504      $5,872,844
  Maximum amount outstanding .............   $7,207,319      $6,709,415      $6,566,570

Year ended December 31,
  (excluding amounts related to short-term
     interest-bearing deposits)
  Daily average borrowings ...............   $6,245,234      $5,533,781      $5,334,547
  Maximum amount outstanding .............   $6,818,357      $6,564,609      $5,939,633
  Weighted average interest cost .........         4.31%           3.29%           4.08%

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

      The following tables present interest rates, contractual maturities and outstanding balances for term debt:


                                                                                   December 31,
                                                                          -------------------------------
Contractual Maturity                                   Rate                  1994                 1993
--------------------                                  ------             ----------           -----------
                                                                            Dollar Amounts in Thousands
Fixed rate notes
Due January 1, 1994 ...........................                               --              $   100,000
Due February 1, 1994 ..........................                               --                  100,000
Due August 15, 1994 ...........................                               --                  200,000
Due December 1, 1994 ..........................                               --                  200,000
Due April 6, 1995 .............................       5.020% (a)        $    50,000                50,000
Due November 1, 1995 ..........................       5.500                 100,000               100,000
Due November 15, 1995 .........................       5.650                 150,000               150,000
Due December 1, 1995 ..........................       5.875                 100,000               100,000
Due February 15, 1996 .........................       8.750                 250,000               250,000
Due March 15, 1996 ............................       4.750                 150,000               150,000
Due June 15, 1996 .............................       8.875                 150,000               150,000
Due November 15, 1996 .........................       7.125                 150,000                  --
Due December 5, 1996 ..........................       7.625                 200,000                  --
Due February 15, 1997 .........................       6.000  (b)             90,000               112,500
Due February 28, 1997 .........................       5.500                 100,000                  --
Due March 21, 1997 ............................       5.750                 100,000                  --
Due June 25, 1997 .............................       5.956  (d)             22,950                  --
Due July 1, 1997 ..............................       8.750                 150,000               150,000
Due September 30, 1997 ........................       7.000                 200,000                  --
Due April 1, 1998 .............................       5.625                 100,000               100,000
Due April 15, 1998 ............................       8.750                 150,000               150,000
Due April 30, 1999 ............................       5.915  (c)             20,000                20,000
Due April 22, 2000 ............................       6.150                  20,000                20,000
Due April 28, 2003 ............................       6.200  (c)             40,000                40,000
Due May 12, 2003 ..............................       6.295  (c)             30,000                30,000
Due August 30, 2003 ...........................       5.370  (c)             20,000                20,000
Due August 31, 2004 ...........................       6.044  (c)             80,200                  --
Due October 15, 2008 ..........................       5.875                 200,000               200,000
                                                                        -----------           -----------
  Total fixed rate notes ......................                         $ 2,623,150           $ 2,392,500
                                                                        ===========           ===========
Subordinated fixed rate notes
Due March 15, 2001                                    9.250%            $   100,000           $   100,000
Due November 1, 2001                                  8.375                 100,000               100,000
Due March 1, 2004                                     6.980                 100,000                  --
                                                                        -----------           -----------
  Total subordinated fixed rate notes                                   $   300,000           $   200,000
                                                                        ===========           ===========

-------------

(a) Under provisions set forth in the Pricing Supplement dated March 16, 1993, the maturity date was automatically accelerated from 1998 to 1995.

(b) Principal on this note is payable in semiannual installments due each February 15 and August 15.

(c) These are yen denominated fixed rate debt obligations.Principal and interest payments are fully hedged under cross-currency interest rate swap agreements, with matching maturity dates and payment terms, which effectively convert the debt to variable rate U.S. dollar obligations with a weighted average floating rate of 6.032% at December 31, 1994.

(d) Refer to footnote (l) in the following table of variable rate note contractual maturities.


                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES


                                                                  December 31,
                                                         -----------------------------
Contractual Maturity                  Rate                  1994               1993
--------------------                 ------              ----------         ----------
                                                          Dollar Amounts in Thousands
Variable rate notes
Due February 3, 1994 ............                              --           $  100,000
Due March 1, 1994 ...............                              --              100,000
Due March 3, 1994 ...............                              --              100,000
Due April 1, 1994 ...............                              --               25,000
Due April 22, 1994 ..............                              --               30,000
Due May 26, 1994 ................                              --              150,000
Due July 26, 1994 ...............                              --              100,000
Due August 10, 1994 .............                              --              150,000
Due October 3, 1994 .............                              --              150,000
Due January 4, 1995 .............    6.000% (a)          $  100,000               --
Due January 24, 1995 ............    5.800  (b)             150,000               --
Due February 8, 1995 ............    6.359  (k)              20,000             20,000
Due March 28, 1995 ..............    5.800  (b)              90,000               --
Due June 5, 1995 ................    4.813  (c)              25,000             25,000
Due June 19, 1995 ...............    5.190  (d)              50,000             50,000
Due August 31, 1995 .............    6.050  (a)             200,000            200,000
Due September 15, 1995 ..........    6.100  (a)             200,000            200,000
Due September 18, 1995 ..........    5.700  (a)             200,000               --
Due October 3, 1995 .............    5.700  (a)             100,000               --
Due October 6, 1995 .............    5.700  (a)             100,000               --
Due October 13, 1995 ............    5.750  (a)             100,000               --
Due October 27, 1995 ............    5.750  (a)             200,000               --
Due November 3, 1995 ............    5.750  (a)             100,000               --
Due November 15, 1995 ...........    5.750  (a)             100,000               --
Due November 22, 1995 ...........    5.790  (a)             300,000               --
Due December 7, 1995 ............    5.850  (a)             100,000               --
Due December 15, 1995 ...........    5.920  (b)             200,000            200,000
Due December 22, 1995 ...........    5.900  (a)             200,000               --
Due November 14, 1996 ...........    5.140  (d)             150,000               --
Due November 22, 1996 ...........    5.850  (a)             100,000               --
Due February 28, 1997 ...........    6.038  (e)              50,000               --
Due March 17, 1997 ..............    6.475  (f)              56,000               --
Due March 21, 1997 ..............    7.061  (g)              50,000               --
Due April 29, 1997 ..............    5.763  (f)              50,000               --
Due May 2, 1997 .................    6.730  (h)             150,000               --
Due May 19, 1997 ................    5.970  (b)             200,000               --
Due June 25, 1997 ...............           (l)                --               25,000
Due March 11, 1998 ..............    6.309  (i)              61,500             61,500
Due May 11, 1998 ................    5.690  (j)              30,000               --
Due January 15, 1999 ............    5.750  (f)             250,000               --
Due March 29, 1999 ..............    7.510  (g)              55,000               --
Due April 14, 1999 ..............    6.435  (g)              75,000               --
                                                         ----------         ----------
  Total variable rate notes .....                        $3,812,500         $1,686,500
                                                         ==========         ==========


---------------
(a) The interest rate resets daily based on the prime interest rate minus a weighted average of 2.657%.

(b) The interest rate resets weekly based upon the 91 day treasury bill rate plus a weighted average of .17%.

(c) The interest rate resets quarterly based upon 13.50% minus the 3-month Italian lira LIBOR.

(d) The interest rate resets daily based upon the federal funds rate plus a weighted average of .21%.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

-------------
(e)  The interest rate resets monthly based on one month LIBOR plus .10%.

(f) The interest rate resets quarterly based on three month LIBOR plus a weighted average of .13%.

(g) The interest rate resets quarterly based on the 2 year constant maturity Treasury rate less a weighted average of .22%.

(h) The interest rate resets weekly based on the 6 month Treasury bill rate plus .20%.

(i) The interest rate resets monthly and is equal to the 30-day commercial paper rate plus .15% or at a lower rate under certain circumstances. Repayable quarterly at the option of the holder after nine months' notice to the Corporation. Redeemable at the option of the Corporation on 30 days' notice.

(j) The interest rate resets quarterly based on the 91 day Treasury bill rate plus .30%.

(k) The interest rate resets monthly and is equal to the 30-day commercial paper rate plus .20%, or at a lower rate under certain circumstances. The maturity date on these notes was accelerated from November 12, 2003 to February 8, 1995, in accordance with the terms of the notes.

(l) Subject to the provisions set forth in the Pricing Supplement dated June 18, 1993, the interest rate on this issue was fixed at 5.956% in June 1994.


     The following table presents the contractual maturities of total debt at December 31, 1994. Certain debt may be repaid at earlier dates as detailed in footnotes (i) and (k) of the preceding table.

                                    Commercial      Variable rate     Fixed rate
                                       paper            notes           notes
                                    ----------       ----------       ----------
At December 31, .............                   Amounts in Thousands
    1995 ....................       $5,660,194       $2,535,000       $  430,000
    1996 ....................             --            250,000          930,000
    1997 ....................             --            556,000          602,950
    1998 ....................             --             91,500          250,000
    1999-2008 ...............             --            380,000          710,200
                                    ----------       ----------       ----------
        Total ...............       $5,660,194       $3,812,500       $2,923,150
                                    ==========       ==========       ==========

      After-tax extraordinary losses for premiums and other expenses relating to redemptions of term debt totaled $4.2 million in 1992. In 1994 and 1993, the Corporation did not redeem any term debt.

     The following table represents information on unsecured lines of credit with 74 banks at December 31, 1994. There have been no borrowings under lines of credit since 1970.

            Credit Lines              Amount       Maturity
            ------------              ------       --------
                                     Amounts in
                                     Thousands
364-Day revolving credit facility   $1,875,000   June 1995(a)
Revolving credit facility .......    1,250,000   April 1998(b)
Revolving credit facility .......      770,000   September 1997(c)
Revolving credit facility .......      400,000   August 1995/September 1997(d,e)
Revolving credit facility .......      325,000   September 1996(f)
364-day renewable credit facility       55,000   Renewable annually(g)
                                    ----------
Total committed credit lines ....   $4,675,000
                                    ==========


--------------------

(a) The Corporation may, by written notice given no earlier than 60 days prior to the then applicable Termination Date of this Agreement, extend the then applicable Termination Date to a date 364 days after the then applicable Termination Date. This is subject to written consent by two-thirds in principal amount of the participating banks given no earlier than 30 days and no later than 20 days prior to the then applicable Termination Date.

(b) The Corporation may, by written notice to the Agent given no later than 60 days prior to the first, second and/or third anniversary date of this Agreement, extend the then applicable Termination Date to a date one year after the then applicable Termination Date. This is subject to written consent from two-thirds in principal amount of the participating banks given no later than 30 days prior to the first or second anniversary date of this Agreement following the request of such extension. In no event shall the Termination Date be later than April 29, 2000.

(c) The Corporation may, by written notice to the Agent given no later than 60 days prior to the first and/or second anniversary date of this Agreement, extend the then applicable Termination Date to a date one year after the then applicable Termination Date. This extension is subject to written consent by two-thirds in principal amount of the participating banks given no later than 30 days prior to the first or second anniversary date. In no event will the Termination Date be later than September 27, 1999.

(d) The Corporation may, by written notice to the Agent given no earlier than 60 days and no later than 30 days prior to the then applicable Termination Date of this Agreement, extend the then applicable Termination Date to a date 364 days after the then applicable Termination Date. This is subject to written consent by two thirds in principal amount of the participating banks and given no earlier than 30 days and no later than 20 days prior to the then applicable Termination Date. In no event shall the Termination Date be later than September 1, 1999.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

--------------------

(e) The Corporation may, by written notice to the Agent given no later than 60 days prior to the first and second anniversary date of this Agreement, extend the then applicable Termination Date to a date one year after the then applicable Termination Date. This is subject to written consent from two-thirds in principal amount of the participating banks given within 30 days following the request. The Corporation may extend the Termination Date a maximum of two times but in no event will the Termination Date be later than September 1, 1999.

(f) The Corporation may, by written notice to the Agent given no later than 60 days prior to the first and second anniversary date, request the participating banks to consider an extension of the then applicable termination date to a date one year after the then applicable Termination Date. This extension is subject to written consent by two-thirds in principal amount of the participating banks given no later than 30 days prior to the first or second anniversary date. The Corporation may extend this facility a maximum of two times, but in no event beyond September 28, 1998.

(g) The Corporation may, at any time, but in no event more than twice a year, by written notice to the individual bank, request the individual bank to consider an extension of the then Termination Date to a date on which is not later than 364 days after the date on which the individual bank notifies the Corporation of its decision on such extension request.


      Credit lines with DKB in the preceding table totaled $245.0 million at December 31, 1994 and $357.0 million at December 31, 1993.


Note 6--Derivative Financial Instruments

     As part of managing the exposure to changes in market interest rates, the Corporation, as an end-user, enters into various interest rate swap and interest rate cap transactions, all of which are traded in over-the-counter (OTC) markets, with other financial institutions acting as principal counterparties, including subsidiaries of DKB and CBC. The Corporation's objectives and strategies regarding the management of interest rate risk, including the use of derivative instruments, are discussed in the Interest Rate Risk Management section of "Asset/Liability Management" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. In 1994, The Corporation adopted Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", which requires disclosure about amounts, nature and terms of certain financial instruments.

      The following table presents the notional principal amounts, weighted average interest rates, and contractual maturities by class of interest rate swap at December 31, 1994.


                              Floating to      Fixed to        Floating to
                              Fixed Rate     Floating Rate   Floating Rate      Total
                              ----------     -------------   -------------      -----
                                             Dollar Amounts in Thousands
Years ending December 31,
 1995 .....................   $  625,000      $  180,000      $1,140,000      $1,945,000
 1996 .....................      350,000          30,000            --           380,000
 1997 .....................    1,150,000          53,000         306,000       1,509,000
 1998 .....................      200,000            --            30,000         230,000
 1999-2008 ................      850,000         420,000         130,000       1,400,000
                              ----------      ----------      ----------      ----------
                              $3,175,000      $  683,000      $1,606,000      $5,464,000
                              ==========      ==========      ==========      ==========
Weighted Average Rate
   CIT Pays Interest at ...         6.41%           6.19%           6.02%
                              ==========      ==========      ==========
Weighted Average Rate
   CIT Receives Interest at         5.89%           6.48%           6.00%
                              ==========      ==========      ==========

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

     The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position.



                                                  Notional
                                                   Amount
      Interest Rate Swaps                       in Thousands        Comments
      -------------------                       ------------        --------
Floating to fixed rate swaps
  Hedging commercial paper ...............       $2,150,000         Effectively converts the interest rate on an
                                                                    equivalent  amount of  commercial paper to a
                                                                    fixed rate.

  Hedging variable rate notes ............        1,025,000         Effectively  converts the interest rate on an
                                                                    equivalent  amount of variable  rate notes
                                                                    with matched terms to a fixed rate.
                                                 ----------
  Total floating to fixed rate swaps .....        3,175,000
                                                 ----------

Fixed to floating rate swaps
  Hedging fixed rate notes ...............          683,000         Effectively  converts the interest rate on an
                                                                    equivalent  amount  of fixed rate  notes to a
                                                                    variable rate.
                                                 ----------
  Total fixed to floating rate swaps .....          683,000
                                                 ----------
Basis swaps
  Hedging commercial paper ...............          200,000         Effectively fixes the spread between the rate
                                                                    on  an  equivalent   amount   of   commercial
                                                                    paper and the prime interest rate.

  Hedging variable rate debt .............        1,406,000         Effectively  fixes  the  spread  between  the
                                                                    rates  on  an  equivalent  amount of variable
                                                                    rate notes and  various  market interest rate
                                                                    indices.
                                                 ----------
  Total basis swaps ......................        1,606,000
                                                 ----------
Total interest rate swaps ................       $5,464,000
                                                 ==========



     Additionally, there were cross-currency interest rate swaps with a notional principal amount of $190.0 million on which the Corporation was paying interest at a weighted average rate of 6.03% at December 31, 1994 that effectively converted yen denominated fixed rate debt into variable rate U.S. dollar obligations. These swaps have maturities ranging from 1999 to 2004 to correspond with the terms of the debt. (See footnote (c) under the table presenting the contractual maturities of fixed rate notes in Note 5-Debt.)

     In connection with an anticipated securitization of finance receivables, the Corporation entered into a series of forward interest rate agreements with notional principal amounts of $124.0 million maturing in February 1995 that hedge the interest rate used to price the sale of an equivalent amount of finance receivables from interest rate fluctuations.

     At December 31, 1993, the Corporation had purchased commercial paper interest rate caps with an outstanding notional principal amount of $1.45 billion which were designated as hedges against an equivalent amount of commercial paper. Included in that amount were caps with a notional principal amount of $1.15 billion which were purchased in conjunction with the sale of an equal amount of prime interest rate caps, creating a compound interest rate cap transaction to hedge the interest rate on commercial paper funding prime interest rate based assets. During 1994, commercial paper interest rate caps with a notional principal amount of $950.0 million and prime interest rate caps with a notional principal amount of $650.0 million matured. The remainder of the commercial paper interest rate caps outstanding at December 31, 1993, with total notional principal amounts of $500.0 million, and the associated prime interest rate caps were terminated in April 1994. The remaining unamortized costs exceeded the net proceeds received to terminate these interest rate caps by the immaterial amount of $0.3 million, which was charged to interest expense. There were no deferred gains or losses resulting from the termination of derivative instruments at December 31, 1994 or December 31, 1993.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

     The Corporation is exposed to credit risk to the extent a counterparty fails to perform under the terms of an interest rate swap. This risk is measured as the market value of interest rate swaps with a positive fair value at December 31, 1994, reduced by the effects of master netting agreements as presented in Footnote 15 - Fair Values of Financial Instruments. However, due to the investment grade credit ratings of all counterparties and limits on the exposure with any individual counterparty, the Corporation's actual counterparty credit risk is not considered significant.

Note 7--Stockholders' Equity

     Under the most restrictive provisions of agreements relating to outstanding debt, the Corporation may not, without the consent of the holders of such debt, permit stockholders' equity to be less than $300.0 million.

Note 8--Fees and Other Income

     The following table sets forth the components of fees and other income.

                                                    Years ended December 31,
                                             -----------------------------------
                                               1994          1993         1992
                                             --------      --------     --------
                                                    Amounts in Thousands

Commissions and fees ..................      $148,326      $109,860     $ 99,879
Gains on sales of finance receivables .        17,050        15,788        6,604
Gains on asset sales ..................         8,989         8,157        7,279
                                             --------      --------     --------
                                             $174,365      $133,805     $113,762
                                             ========      ========     ========

Note 9--Salaries and General Operating Expenses

     The following table sets forth the components of salaries and general operating expenses.
                                                    Years ended December 31,
                                             -----------------------------------
                                               1994          1993         1992
                                             --------      --------     --------
                                                      Amounts in Thousands

Salaries and employee benefits ........      $185,868      $152,139     $137,914
General operating expenses ............       152,068       130,043      123,721
                                             --------      --------     --------
                                             $337,936      $282,182     $261,635
                                             ========      ========     ========

Note 10--Income Taxes

     The effective tax rate of the Corporation varied from the statutory Federal corporate income tax rate as follows:
                                                    Years ended December 31,
                                                -------------------------------
                                                1994          1993         1992
                                                ----          ----         ----
                                                   Percentage of Pretax Income

Federal income tax rate ...................     35.0%         35.0%        34.0%
Increase (decrease) due to:
  State and local income taxes, net
    of Federal income tax benefit .........      5.3           5.2          6.3
  Effect of 1% tax rate increase on Federal
    deferred tax balances .................      --            2.8           --
  Investment tax credits ..................     (0.3)         (0.7)        (0.7)
  Other ...................................     (1.9)         (1.0)        (0.9)
                                                ----          ----         ----
Effective tax rate ........................     38.1%         41.3%        38.7%
                                                ====          ====         ====

     The Revenue Reconciliation Act of 1993 (the "Act") which became effective in August 1993, provided for a 1% increase in the statutory Federal corporate income tax rate. The rate change resulted in a 1993 increase of $8.2 million to deferred tax balances, primarily related to the lease portfolio. In addition, as required by Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"), the after-tax rate of return and the allocation of income was recalculated from inception for the leveraged lease portfolio to reflect the impact of the change in rate, the net effect of which was not significant.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

     The types of temporary differences that give rise to significant portions of the deferred tax liability and the deferred provision (benefit) for income taxes are shown in the accompanying table.


                                                                        Years ended December 31,
                                                              -------------------------------------------
                                                                1994              1993            1992
                                                              --------          --------        --------
                                                                          Amounts in Thousands
   Current Federal income tax provision ..............        $ 69,512          $ 68,732        $ 45,906
                                                              --------          --------        --------
     Deferred Federal income tax provision:
      Lease financing ................................          31,206            52,020          48,551
      Net charge-offs ................................          (4,622)          (10,487)         (5,667)
      Investment tax credits amortization ............          (1,040)           (2,221)         (1,958)
      State and local taxes ..........................           1,087            (1,272)           (613)
      Other ..........................................           1,048            (3,179)         (6,761)
                                                              --------          --------        --------
   Total deferred Federal income tax
     provision .......................................          27,679            34,861          33,552
                                                              --------          --------        --------
   Total Federal income taxes ........................          97,191           103,593          79,458
   State and local income taxes ......................          26,750            24,896          25,853
                                                              --------          --------        --------
     Total provision for income taxes ................        $123,941          $128,489        $105,311
                                                              ========          ========        ========


     The tax effects of temporary differences that give rise to significant portions of the deferred Federal income tax assets and liabilities are presented below.

                                                    Years Ended December 31,
                                                  ---------------------------
                                                     Amounts in Thousands
                                                    1994               1993
                                                  --------           --------
Assets
  Provision for credit losses ...........         $(61,303)          $(50,292)
  Loan origination fees .................           (7,213)            (7,493)
  Market discount income ................           (4,063)            (4,698)
  Other .................................           (8,994)            (9,466)
                                                  --------           --------
Total deferred tax assets ...............          (81,573)           (71,949)
                                                  --------           --------
Liabilities
  Leasing transactions ..................          490,782            451,112
  Amortization of intangibles ...........            7,228              4,714
  Depreciation of fixed assets ..........            1,180              1,751
  Prepaid pension costs .................              641                746
  Other .................................            1,068                233
                                                  --------           --------
Total deferred tax liabilities ..........          500,899            458,556
                                                  --------           --------
Net deferred tax liability ..............         $419,326           $386,607
                                                  ========           ========

     Also included in the deferred Federal income taxes caption on the Consolidated Balance Sheets are unamortized investment tax credits of $7.2 million and $8.3 million at December 31, 1994 and December 31, 1993, respectively. Included in the accrued liabilities and payables caption in the Consolidated Balance Sheets are State and local deferred tax liabilities of $77.5 million and $73.6 million at December 31, 1994 and December 31, 1993, respectively, arising from the temporary differences shown in the above tables.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

Note 11--Benefit Plans

   Retirement Plan

     Substantially all employees of the Corporation who have completed one year of service and have attained the age of 21 years participate in The CIT Group Holdings, Inc. Retirement Plan ("CIT Plan"). The retirement benefits under the CIT Plan are based on the employee's age, years of benefit service, and a percentage of qualifying compensation during the final years of employment. Plan assets consist of marketable securities, including common stock and government and corporate debt securities. The Corporation funds the plan by the amount charged to salaries and employee benefits expense to the extent it qualifies for an income tax deduction.

     The following table sets forth the funded status of the CIT Plan and the amounts recognized in the Consolidated Balance Sheets.


                                                                                At December 31,
                                                                --------------------------------------------
                                                                    1994             1993             1992
                                                                --------           -------          --------
                                                                             Amounts in Thousands
   Actuarial present value of benefit obligations:
    Accumulated benefit obligation including vested
     benefits of $36,246 in 1994, $34,879 in 1993,
     and $25,480 in 1992 ....................................   $ 39,686           $42,955           $32,004
                                                                ========           =======           =======
   Plan assets at fair market value .........................   $ 81,533           $86,873           $76,534
   Projected benefit obligation .............................    (55,848)          (60,092)          (48,358)
                                                                --------           -------           -------
   Excess plan assets .......................................     25,685            26,781            28,176
   Unrecognized prior service cost ..........................      2,103             2,002              --
   Prepaid pension cost .....................................      9,790            10,034             8,184
                                                                --------           -------           -------
   Unrecognized net gain ....................................   $ 13,792           $14,745           $19,992
                                                                ========           =======           =======
   Pension cost (benefit) included the following components:
   Service cost-benefits earned during the period ...........   $  4,039           $ 3,254           $ 3,142
   Interest cost on projected benefit obligation ............      4,510             4,115             3,656
   Actual (return)/loss on plan assets ......................      2,740           (12,407)           (7,990)
   Net amortization and deferral ............................    (11,045)            4,811               971
                                                                --------           -------           -------
   Pension cost (benefit) ...................................   $    244           $  (227)          $  (221)
                                                                ========           =======           =======


     The following assumptions were used for calculating the projected benefit obligations shown in the preceding table.


                                                                1994             1993             1992
                                                                ----             ----             ----
Discount rate ..........................................        8.75%            7.50%            8.50%
Rate of future compensation increase ...................        5.00%            5.00%            5.50%
Expected long-term rate of return on plan assets .......        9.00%            9.00%            9.00%


   Postretirement Benefits

     The Corporation provides certain health care and life insurance benefits to eligible retired employees. In 1994, salaried participants generally become eligible for retiree health care benefits after reaching age 55 with 10 years of benefit service and 10 years of medical plan participation, increasing to 11 years in 1995. Generally, the medical plans pay a stated percentage of most medical expenses reduced by a deductible as well as by payments made by government programs and other group coverage. The plans are unfunded.

     The Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting of Postretirement Benefits Other Than Pensions" ("SFAS 106") as of January 1, 1993. SFAS 106 requires the accrual, during the

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES active service period of the employee, of the cost of providing postretirement benefits, including medical and life insurance coverage. The Corporation elected to amortize the SFAS 106 transition obligation over a twenty-year period.

     The postretirement benefit liability at December 31, 1994 and December 31, 1993 is set forth in the following table.

                                                      1994              1993
                                                    -------            -------
                                                        Amounts in Thousands
Accumulated postretirement benefit
 obligation ("APBO"):
    Retirees ...................................    $23,510            $26,042
                                                    -------            -------
    Fully eligible, active plan participants ...      3,690              3,648
    Other active plan participants .............     10,952             10,872
                                                    -------            -------
                                                     38,152             40,562
Fair value of plan assets ......................       --                 --
                                                    -------            -------
Unfunded postretirement obligation .............     38,152             40,562
Unrecognized net (gain)/loss ...................     (1,073)             3,240
Unrecognized transition obligation .............     29,964             31,629
                                                    -------            -------
Accrued postretirement benefit obligation ......    $ 9,261            $ 5,693
                                                    =======            =======

     The components of net periodic postretirement benefit cost were as follows.

                                                        Years Ended December 31,
                                                        ------------------------
                                                          1994            1993
                                                        -------          -------
                                                          Amounts in Thousands

Service cost -- benefits earned during the period .....  $1,220          $1,065
Interest cost on accumulated postretirement
  benefit obligation ..................................   2,818           2,920
Amortization of unrecognized transition obligation ....   1,665           1,665
                                                         ------          ------
Net periodic postretirement benefit cost ..............  $5,703          $5,650
                                                         ======          ======

     The following assumptions were used for calculating the APBO shown in the preceding tables.

                                                       1994               1993
                                                      ------             -------
Discount Rate.......................................   8.75%              7.50%
Rate of future compensation increases...............   5.00%              5.00%
Assumed Health Care Cost Trend Rate:
  Retirees prior to reaching age 65.................  11.00%             12.00%
  Retirees older than 65............................   8.00%              9.00%

     The assumed health care cost trend rates decline to an ultimate level of 6.25% at December 31, 1994 and 5.5% at December 31, 1993.

     If the health care cost trend rates were increased by 1%, the APBO as of December 31, 1994, would be increased by $4.2 million (11.0%), and the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1994 would be increased by $0.5 million (12.4%).

   Savings Incentive Plan

     Certain employees of the Corporation participate in The CIT Group Holdings, Inc. Savings Incentive Plan. This plan qualifies under section 401(k) of the Internal Revenue Code. The Corporation's expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $8.0 million, $6.8 million and $6.3 million for the years 1994, 1993 and 1992, respectively.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

Note 12--Lease Commitments

     The Corporation has entered into noncancellable long-term lease agreements for premises and equipment. The following table presents future minimum rentals under such noncancellable leases that have initial or remaining terms in excess of one year at December 31, 1994.


At December 31,                                             Amounts in Thousands

      1995 ..................................................     $ 20,833
      1996 ..................................................       19,244
      1997 ..................................................       16,967
      1998 ..................................................       15,115
      1999 ..................................................       13,030
      Thereafter ............................................       82,982
                                                                  --------
        Total ...............................................     $168,171
                                                                  ========

     In addition to fixed lease rentals, leases require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $25.8 million due in the future under noncancellable subleases.

     Rental expense, net of sublease income on premises and equipment, was as follows.

                                                    Years Ended December 31,
                                               ---------------------------------
                                                1994         1993         1992
                                               -------     -------      --------
                                                       Amounts in Thousands

Premises ................................      $18,361     $17,265      $17,444
Equipment ...............................        5,202       6,738        7,391
Less sublease income ....................       (1,314)     (1,347)      (1,316)
                                               -------     -------      -------
  Total .................................      $22,249     $22,656      $23,519
                                               =======     =======      =======

Rental expense paid to CBC totaled $1.6 million, $2.1 million and $5.3 million in 1994, 1993 and 1992, respectively.

Note 13--Legal Proceedings

     In the ordinary course of business, there are various legal proceedings pending against the Corporation. Management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position of the Corporation.


Note 14--Credit-Related Commitments

     In the normal course of meeting the financing needs of its customers, the Corporation enters into various credit-related commitments. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. To minimize potential credit risk, the Corporation generally requires collateral and other credit-related terms and conditions from the customer. At the time credit-related commitments are granted, the fair value of the underlying collateral and guarantees approximates or exceeds the contractual amount of the commitment. In the event a customer defaults on the underlying transaction, the maximum potential loss to the Corporation represents the contractual amount outstanding less the value of all underlying collateral and guarantees.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

    The following table summarizes the contractual amounts of credit-related commitments.



                                                                     At December 31,
                                                --------------------------------------------------------
                                                       Due to expire
                                                --------------------------      Total          Total
                                                  Within            After     outstanding    outstanding
                                                 one year         one year       1994           1993
                                                ----------        --------    -----------    -----------
                                                                  Amounts in Thousands
Unused commitments to extend credit
  Loans ..................................      $1,373,029          $  --      $1,373,029     $1,086,458
  Leases .................................          41,216             --          41,216         76,434
Letters of credit and acceptances
  Standby letters of credit ..............         163,081           4,848        167,929        153,665
  Other letters of credit ................         230,722             --         230,722        149,323
  Acceptances ............................           2,088             --           2,088          2,490
Guarantees ...............................          85,670           2,982         88,652         15,415
Foreign exchange contracts ...............           1,588             --           1,588            913


Note 15--Fair Values of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of the estimated fair value of the Corporation's financial instruments, excluding leasing transactions accounted for under SFAS 13. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument. Since no trading market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involving uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions or estimation methods may significantly affect the estimated fair values. Because of these limitations, management provides no assurance that the estimated fair values presented would necessarily be realized upon disposition or sale.

     Actual fair values in the marketplace are affected by other significant factors, such as supply and demand, investment trends and the motivations of buyers and sellers, which are not considered in the methodology used to determine the estimated fair values presented. In addition, fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of future business transactions and the value of assets and liabilities that are part of the Corporation's overall value but are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include customer base, operating lease equipment, premises and equipment, assets received in satisfaction of loans, and deferred tax balances. In addition, tax effects relating to the unrealized gains and losses (differences in estimated fair values and carrying values) have not been considered in these estimates and can have a significant effect on fair value estimates.The carrying amounts for cash and cash equivalents approximate fair value because they have short maturities and do not present significant credit risks. Credit-related commitments, as disclosed in
Note 14, are primarily short term floating rate contracts whose terms and conditions are individually negotiated, taking into account the creditworthiness of the customer and the nature, accessibility and quality of the collateral and guarantees. Therefore, the fair value of credit-related commitments, if exercised, would approximate their contractual amounts.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

     Estimated fair values, recorded carrying values and various assumptions used in valuing the Corporation's financial instruments at December 31, 1994 and December 31, 1993 are set forth below.


                                                             1994                             1993
                                                  ---------------------------      --------------------------
                                                   Carrying        Estimated        Carrying       Estimated
                                                    Value         Fair Value         Value        Fair Value
                                                  -----------     -----------      -----------    -----------
                                                     Asset           Asset            Asset          Asset
                                                  (Liability)     (Liability)      (Liability)    (Liability)
                                                  -----------     -----------      -----------    -----------
                                                                      Amounts in Thousands
Finance Receivables--Loans(a) ...............     $11,868,692     $11,905,289      $ 9,957,459    $ 10,180,795
Other Assets(b) .............................         183,529         205,070         $232,874        $256,370
Commercial Paper(c) .........................      (5,660,194)     (5,660,194)     $(6,516,139)   $ (6,516,139)
Fixed rate notes and subordinated
   fixed rate notes(d) ......................      (2,923,150)     (2,854,806)     $(2,592,500)    $(2,736,993)
Variable rate notes(d) ......................      (3,812,500)     (3,807,394)     $(1,686,500)    $(1,685,449)
Credit balances of factoring clients and
   Accrued liabilities and payables(e) ......      (1,231,860)     (1,231,860)     $  (734,098)    $  (734,098)
Derivative financial instruments(f) .........
   Interest rate swaps ......................
    Off-balance sheet assets ................            (245)         92,704            4,696          15,430
    Off-balance sheet liabilities ...........          (5,506)        (60,313)         (11,205)        (88,990)
   Cross currency interest rate swaps .......           --             20,981              --           15,331
   Interest rate caps .......................           --               --                --              920
   Forward interest rate agreement ..........           --               (553)             --             --

--------------

(a) The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 9.42% to 10.65% for 1994 and 7.20% to 10.40% for 1993. The maturities used represent the average contractual maturities adjusted for prepayments. For floating rate loans that reprice frequently and have no significant change in credit quality, fair values approximate carrying value. Higher than normal credit risk loans, principally nonaccrual loans, were valued using estimated cash flows discounted using a rate commensurate with the associated risk. The methodologies used to estimate fair value are further limited with respect to nonaccrual, past due and other higher than normal credit risk loans because such loans are subject to significantly greater differences in the estimated amount and timing of their projected cash flows and appropriate discount rates. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $2.73 billion in 1994 and $2.50 billion in 1993.

(b) Other assets subject to fair value disclosure include accrued interest receivable and investment securities. The carrying amount of accrued interest receivable approximates fair value. Investment securities actively traded in a secondary market were valued using quoted available market prices. Investment securities not actively traded in a secondary market were valued based upon recent selling price or present value discounted cash flow analysis. The carrying value of other assets not subject to fair value disclosure totaled $297.8 million in 1994 and $178.2 million in 1993. Accrued interest receivable related to swap agreements totaled $5.8 million in 1994 and $9.3 million in 1993 and is included in the carrying value of interest rate swaps.

(c) The estimated fair value of commercial paper approximates carrying value due to the relatively short maturities.

(d) Fixed rate notes were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by the Corporation of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 6.50% to 8.60% in 1994 and 3.16% to 6.68% in 1993. The estimated fair value for variable rate notes (except for approximately $130.0 million of structured notes with imbedded caps at December 31, 1994 and $25.0 million at December 31, 1993) approximates carrying value because the debt reprices to market terms within 90 days.

(e) The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Accrued liabilities and payables with no stated maturities have an estimated fair value which approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $531.2 million in 1994 and $491.2 million in 1993. Accrued interest payable related to swap agreements totaled $11.5 million in 1994 and $15.8 million in 1993 and is included in the carrying value of interest rate swaps.

(f) As previously disclosed in Note -- 6 Derivative Financial Instruments, the notional principal amount of interest rate swaps designated as hedges against the Corporation's debt totaled $5.46 billion at December 31, 1994 ($3.92 billion of which related to interest rate swaps whose fair market value represented an asset and $1.54 billion related to interest rate swaps whose fair market value represented a liability, after adjusting for master netting agreements) and $3.69 billion at December 31, 1993 ($1.42 billion of assets and $2.27 billion of liabilities). The notional principal amount of cross currency interest rate swaps totaled $190 million at December 31, 1994 and $110.0 million at December 31, 1993. The notional amount of interest rate caps at December 31, 1993 totaled $2.60 billion (there were no interest rate caps outstanding at year-end 1994). Forward interest rate agreements with a notional principal amount of $124.0 million hedge the interest rate used to price the sale of an equivalent amount of finance receivables. The estimated fair values of derivative financial instruments are obtained from dealer quotes and represent the net amount receivable or payable to terminate the agreement, taking into account current market interest rates and counterparty credit risk. The amounts shown under carrying value represent the net interest receivable or payable, or the unamortized cost of these agreements.


                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

Note 16--Investments in Debt and Equity Securities

     Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. At December 31, 1994, the book value of the Corporation's investment in debt and equity securities subject to the provision of SFAS 115 totaled $20.3 million, all of which was designated as available for sale. Unrealized gains and losses, representing the difference between amortized cost and current fair market value were immaterial.


Note 17--Ownership of the Corporation

     The Dai-Ichi Kangyo Bank, Limited owns 60% of the issued and outstanding stock of the Corporation, which it purchased from Manufacturers Hanover Corporation ("MHC") at year-end 1989. The remaining 40% of the Corporation's issued and outstanding stock is owned by Chemical Banking Corporation ("CBC") through a subsidiary MHC Holdings (Delaware) Inc., which CBC acquired as part of the merger between MHC and CBC on December 31, 1991.

     At year-end 1992, the Corporation paid a one-time special dividend in the aggregate amount of $150.0 million to its stockholders, DKB and MHC Holdings (Delaware) Inc. The stockholders then immediately contributed $150.0 million to the Corporation's additional paid-in capital in proportion to their 60% and 40% common stock ownership interests.


Note 18--Acquisition of Barclays Commercial Corporation

     On February 28, 1994, the Corporation acquired, for cash, Barclays Commercial Corporation ("BCC"), a company of the Barclays Group. BCC had total assets of approximately $700.0 million at December 31, 1993 and total factoring volume of approximately $5.0 billion for the year then ended. The business and acquired assets of BCC were transferred to The CIT Group/Commercial Services, Inc., a wholly-owned subsidiary of the Corporation, offering a full range of factoring services, including purchase of accounts receivables, credit protection, bookkeeping, and collection activities.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

Note 19--Maturity of Finance Receivables, Net of Unearned
         Finance Income--Contractual Basis

                                                                    December 31, 1994
                                        -----------------------------------------------------------------------
                                                                      Due Within     Due Within
                                                        Due Within      One to         Two to         Due After
                                            Total        One Year      Two Years     Four Years      Four Years
                                        ------------------------------------------------------------------------
                                                                Dollar Amounts in Thousands
Corporate Finance
Capital Equipment Financing..........  $  4,493,531    $   738,329   $   591,449     $1,023,817      $2,139,936
Business Credit......................     1,442,049        800,779       259,366        196,951         184,953
Credit Finance.......................       719,642        212,330       281,059        195,741          30,512
                                       ------------    -----------   -----------     ----------      ----------
                                          6,655,222      1,751,438     1,131,874      1,416,509       2,355,401
                                       ------------    -----------   -----------     ----------      ----------
Factoring
Commercial Services..................     1,896,233      1,852,798        23,116         16,768           3,551

Dealer and Manufacturer Financing
Industrial Financing.................     4,269,693      1,413,378     1,083,677      1,273,681         498,957
Sales Financing......................     1,402,443        199,326       163,890        261,273         777,954
                                       ------------    -----------   -----------     ----------      ----------
                                          5,672,136      1,612,704     1,247,567      1,534,954       1,276,911
                                       ------------    -----------   -----------     ----------      ----------
Consumer Finance ....................       570,772         61,683        62,275        127,202         319,612
                                       ------------    -----------   -----------     ----------      ----------
  Total..............................   $14,794,363     $5,278,623    $2,464,832     $3,095,433      $3,955,475
                                       ============    ===========    ==========     ==========      ==========
Percent to Total --
  Contractual Basis..................         100.0%         35.68%        16.66%         20.92%          26.74%
  Liquidation Basis..................         100.0%         39.62%        18.22%         20.91%          21.25%


                                                                    December 31, 1993
                                       ------------------------------------------------------------------------
                                                                      Due Within     Due Within
                                                       Due Within      One to         Two to         Due After
                                           Total        One Year      Two Years     Four Years      Four Years
                                       ------------    -----------   -----------    -----------     -----------
                                                                Dollar Amounts in Thousands
Corporate Finance
Capital Equipment Financing..........  $  4,394,528    $   678,035   $   628,845    $   928,704      $2,158,944
Business Credit......................     1,282,133        799,359       234,717        136,328         111,729
Credit Finance.......................       645,642        242,879       257,503        145,260               0
                                       ------------    -----------   -----------     ----------      ----------
                                          6,322,303      1,720,273     1,121,065      1,210,292       2,270,673
                                       ------------    -----------   -----------     ----------      ----------
Factoring
Commercial Services..................       981,935        949,938         6,581         13,648          11,768

Dealer and Manufacturer Financing
Industrial Financing.................     3,880,991      1,266,545       965,537      1,147,218         501,691
Sales Financing......................     1,307,544        108,460       110,178        226,220         862,686
                                       ------------    -----------   -----------     ----------      ----------
                                          5,188,535      1,375,005     1,075,715      1,373,438       1,364,377
                                       ------------    -----------   -----------     ----------      ----------
Consumer Finance  ...................       131,321         11,051        11,870         26,227          82,173
                                       ------------    -----------   -----------     ----------      ----------
  Total..............................   $12,624,094     $4,056,267    $2,215,231     $2,623,605      $3,728,991
                                       ============     ==========    ==========     ==========      ==========
Percent to Total --
  Contractual Basis..................         100.0%         32.13%        17.55%         20.78%          29.54%
  Liquidation Basis..................         100.0%         36.73%        19.79%         21.21%          22.27%

----------------
The maturities shown above are based on contractual terms. Also shown, for comparative purposes, are unaudited percentage data based on a liquidation basis, which gives effect to estimated prepayments.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

Note 20--Selected Quarterly Financial Data (Unaudited)



                                                                                1994
                                         -------------------------------------------------------------------------------------------
                                         First Quarter       Second Quarter        Third Quarter       Fourth Quarter        Year
                                         -------------       --------------        -------------       --------------       --------
                                                                          Amounts in Thousands
Net finance income....................     $157,128            $168,283               $160,840            $163,638          $649,889
Fees and other income.................       39,857              44,925                 46,966              42,617           174,365
Salaries and general operating expenses      80,549              86,446                 85,194              85,747           337,936
Net credit losses.....................       25,805              23,109                 18,225              17,013            84,152
Provision for finance receivables
    increase (decrease)...............         (924)              4,302                  1,816               7,595            12,789
Depreciation on operating
  lease equipment.....................       14,290              16,588                 16,397              17,033            64,308
Provision for income taxes............       29,230              31,792                 33,587              29,332           123,941
Net income............................     $ 48,035            $ 50,971               $ 52,587            $ 49,535          $201,128
                                         -------------------------------------------------------------------------------------------




                                                                                1993
                                         -------------------------------------------------------------------------------------------
                                         First Quarter       Second Quarter        Third Quarter       Fourth Quarter        Year
                                         -------------       --------------        -------------       --------------       --------
                                                                          Amounts in Thousands
Net finance income....................     $145,468            $153,083               $154,517             $150,779         $603,847
Fees and other income.................       27,139              27,865                 51,341               27,460          133,805
Salaries and general operating expenses      67,670              68,858                 72,950               72,704          282,182
Net credit losses.....................       22,387              22,174                 27,201               22,646           94,408
Provision for finance receivables
    increase..........................        1,914               4,718                  1,203                2,631           10,466
Depreciation on operating
  lease equipment.....................        8,340               9,585                 10,099               11,775           39,799
Provision for income taxes............       28,764              29,010                 46,956               23,759          128,489
Net income............................     $ 43,532            $ 46,603               $ 47,449             $ 44,724         $182,308
                                         -------------------------------------------------------------------------------------------


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The names and ages of all directors, executive officers and certain significant employees of the Corporation as of February 1, 1995, and a biographical summary of each such person, appear on the following pages. No family relationship exists among these persons. The executive officers were appointed by and hold office at the will of the Board of Directors.


                                                                                          Other Positions/Offices
                                   Current Positions/Offices                          Held During the Past Five Years
     Name and Age                   and Date of Appointment                               and Date of Appointment
------------------------   ----------------------------------------------     -----------------------------------------------------

DIRECTORS
Hisao Kobayashi       59   Chairman, The CIT Group                   7/92     Managing Director, DKB                           6/91
                           Holdings, Inc. ("CIT")                             Director & General Manager,                      9/88
                           Senior Managing Director, The Dai-Ichi    5/93     International Planning & Coordination
                           Kangyo Bank, Limited ("DKB")                       Division, DKB
                           Director, CIT                            12/89

Albert R. Gamper Jr.  52   President & Chief Executive Officer,     12/89     Not applicable
                           CIT
                           Director, CIT                             5/84

Hideo Kitahara        55   Director, CIT                             8/94     Director & General Manager, New York             6/91
                           Managing Director, DKB                    6/93     Branch and Cayman Branch, DKB &
                                                                              President,  Dai-Ichi Kangyo Trust
                                                                              Company of New York
                                                                              ("DKTC-NY")
                                                                              General Manager, New York Branch and             5/91
                                                                              Cayman  Branch, DKB & President
                                                                              DKTC-NY
                                                                              General Manager, Hong Kong Branch,               6/88
                                                                              DKB & President, DKB Asia Limited

Michio Murata        47    Senior Executive Vice President, CIT      5/93     Executive Vice President, CIT                    5/92
                           Director, CIT                             5/92     General Manager, Gaien-Mae Branch, DKB           4/90
                                                                              Assistant General Manager of Administration     11/88
                                                                              and Coordination Group, International
                                                                              Planning & Coordination Division, DKB

Joseph A. Pollicino  55    Vice Chairman, CIT                       12/87     Not applicable
                           Director, CIT                             8/86

Paul N. Roth         55    Director, CIT                            12/89     Not applicable
                           Partner, Schulte Roth & Zabel             8/69

Peter J. Tobin       50    Executive Vice President & Chief          1/92     Executive Vice President & Chief                12/85
                           Financial Officer, Chemical Bank &                 Financial Officer, Manufacturers Hanover
                           Chemical Banking Corporation                       Trust Company & Manufacturers Hanover
                           Director, CIT                             5/84     Corporation

Toshiji Tokiwa       54    Director, CIT                             4/93     Director & General Manager,                      4/93
                           Managing Director & General Manager,      5/94     New York Branch, DKB
                           New York Branch, DKB                               Director & General Manager,                      6/92
                                                                              International Treasury Division, DKB
                                                                              General Manager,                                 2/92
                                                                              International Treasury Division, DKB
                                                                              General Manager,                                 5/90
                                                                              Treasury Division, DKB
                                                                              Deputy General Manager,                          8/87
                                                                              Treasury Division, DKB

Keiji Torii          47    Executive Vice President, CIT             5/93     Chief Inspector,                                 2/92
                           Director, CIT                             5/93     Inspecting Division, DKB
                                                                              Assistant General Manager,                       6/91
                                                                              Securities Division, DKB
                                                                              Joint General Manager,                          12/88
                                                                              Ginza--dori Branch, DKB

William H. Turner    54    Director, CIT                             1/92     Vice Chairman, Chemical Bank                     8/90
                           Senior Executive Vice President,          1/92     Group Executive, Chemical Bank                   2/87
                           Chemical Banking Corporation


                                                                                             Other Positions/Offices
                                   Current Positions/Offices                             Held During the Past Five Years
     Name and Age                   and Date of Appointment                                  and Date of Appointment
------------------------   ----------------------------------------           ------------------------------------------------------
EXECUTIVE
OFFICERS (1)

Thomas L. Abbate      49    Executive Vice President, Chief           8/90     Executive Vice President, Credit                3/87
                            Credit Officer, The CIT Group/                     Administration, CIT
                            Industrial Financing & Executive Vice
                            President, Credit Administration, CIT

William Baronoff      64    Executive Vice President & Special        2/94     Senior Vice President,                         10/87
                            Counsel, CIT                                       General Counsel & Secretary, CIT

Joseph J. Carroll     63    Executive Vice President & Chief          3/87     Not applicable
                            Financial Officer, CIT

Emmanuel Darmanin     50    President & CEO, The CIT                 12/87     Not applicable
                            Group/Business Credit

James J. Egan Jr.     55    President & CEO, The CIT                  9/87     Not applicable
                            Group/Sales Financing

George J. Finguerra   54    Senior Executive Vice President,          4/91     President & CEO, The CIT                        6/87
                            The CIT Group/Capital                              Group/Equipment & Project Financing
                            Equipment Financing

Thomas A. Johnson     48    General Auditor, CIT                      1/90     Not applicable

Joseph M. Leone       41    Executive Vice President, The CIT Group/  6/91     Senior Vice President & Controller,             3/87
                            Sales Financing                                    The CIT Group, Inc.

Lawrence A. Marsiello 45    President  &  CEO,  The  CIT              1/92     President, The CIT Group/Factoring              8/90
                            Group/Commercial  Services                         Executive Vice President, The CIT              12/87
                                                                               Group/Business Credit

Robert J. Merritt     53    President & CEO, The CIT                 12/86     Not applicable
                            Group/Industrial Financing

Drew Neidorf          41    President & CEO, The CIT                  2/91     President, Fidelcor Business Credit             2/90
                            Group/Credit Finance                               Corporation

William M. O'Grady    55    Executive Vice President,                 1/86     Not applicable
                            Administration, CIT

Thomas J. O'Rourke    56    Senior Vice President, Marketing,        10/84     Not applicable
                            CIT

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

Nikita Zdanow         57    President & CEO, The CIT Group/           4/91     President & CEO, The CIT                        4/85
                            Capital Equipment Financing                        Group/Capital Financing

-----------------

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

Outside Directorships

     As indicated in the table, some of the Directors of the Corporation concurrently hold positions as directors or executive officers of DKB or CBC or of subsidiaries or other affiliates of the Corporation, DKB, or CBC. Mr. Turner is a director of Franklin Electronic Publishers, Inc., an electronic publishing company, Grow Group, Inc. a chemical company, and Standard Motor Products, Inc., a manufacturing company, none of which is affiliated with the Corporation and each of which is listed on the New York Stock Exchange. Mr. Kobayashi is a director of AFLAC, Inc., a life insurance company, which is not affiliated with the Corporation and which is listed on the New York Stock Exchange. A number of the Executive Officers are also directors of privately held and not-for-profit organizations not affiliated with the Corporation.

     The table below sets forth the annual and long-term compensation, including bonuses and deferred compensation, of the President and Chief Executive Officer, the Vice Chairman, and the other three most highly compensated executive officers of the Corporation for services rendered in all capacities to the Corporation and its subsidiaries during the fiscal years ended December 31, 1994, 1993, and 1992.

                           SUMMARY COMPENSATION TABLE

                                                                                                       Long-Term
                                                                                                     Compensation
                                                                                                     ------------
                                                                    Annual Compensation                 Payouts
                                                   -----------------------------------------------     ----------
         (a)                                (b)            (c)              (d)            (e)             (f)           (g)
     Name and                                                                          Other Annual       LTIP         All Other
Principal Position                         Year          Salary          Bonus (1)    Compensation(2)   Payouts(3)   Compensation(4)
------------------                         ----          ------          -----        ------------      -------      -------------
Albert R. Gamper, Jr .............         1994         $530,379         $600,000         $ 46,092      $295,748       $ 30,215
President and Chief                        1993         $489,996         $500,000         $ 48,919      $295,748       $ 28,594
Executive Officer                          1992         $458,914         $430,000         $ 64,720      $295,748       $ 23,536

Joseph A. Pollicino ..............         1994         $392,294         $425,000         $ 28,340      $177,440       $ 24,692
Vice Chairman                              1993         $359,996         $355,000         $ 29,220      $177,440       $ 23,394
                                           1992         $339,224         $300,000         $ 42,360      $177,440       $ 22,297

Nikita Zdanow ....................         1994         $261,404         $250,000         $ 14,637      $ 96,128       $ 19,456
President and Chief                        1993         $242,654         $210,000         $ 15,779      $ 96,128       $ 18,700
Executive Officer,                         1992         $230,231         $185,000         $ 20,333      $ 96,128       $ 17,937
Capital Equipment
Financing

Robert J. Merritt ................         1994         $257,115         $210,000         $ 13,359      $ 81,312       $ 19,285
President and Chief                        1993         $245,000         $160,000         $ 14,009      $ 81,312       $ 18,794
Executive Officer,               .         1992         $230,577         $135,000         $ 17,504      $ 81,312       $ 17,951
Industrial Financing

Lawrence A. Marsiello ............         1994         $227,308         $200,000         $ 12,035      $ 73,948       $ 18,092
President and Chief                        1993         $216,000         $140,000         $ 12,766      $ 73,948       $ 15,889
Executive Officer,                         1992         $200,616         $120,000         $ 17,083      $ 73,948       $ 15,138
Commercial Services


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

(2) The payments set forth under Other Annual Compensation represent the dividends paid under the CIT Career Incentive Plan. For the performance period 1990-1992 under the CIT Career Incentive Plan, Mr. Gamper held 6,666 phantom shares of stock, Mr. Pollicino 4,000 phantom shares, Mr. Marsiello 1,666 phantom shares, Mr. Merritt 1,833 phantom shares and Mr. Zdanow 2,166 phantom shares, all of which were vested and paid out pursuant to the scheduled payout as of December 31, 1994. For the performance period 1993-1995, Mr. Gamper was awarded 12,000 phantom shares of stock, Mr. Pollicino 7,500 phantom shares, Mr. Marsiello 3,225 phantom shares, Mr. Merritt 3,600 phantom shares and Mr. Zdanow 3,750 phantom shares.

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

LONG-TERM INCENTIVE PLAN

     Under The CIT Group Holdings, Inc. Career Incentive Plan (the "CIT Career Incentive Plan"), awards are granted in the form of phantom shares of stock by the Executive Committee of the Board of Directors in its discretion. Participants in the CIT Career Incentive Plan are selected by the Executive Committee from among the executives of the Corporation and its subsidiaries who are in a position to make a substantial contribution to the long-term financial success of the Corporation or its subsidiaries. Grants to the members of the Executive Committee are made by the Board of Directors. The amount of phantom shares eligible for allocation during a Performance Period is determined by the Committee. The Performance Period is at least three consecutive calendar years. The Committee determines the Performance Goals for each Performance Period, which are tied to net income growth targets and return on equity performance. The value of the phantom shares is determined at the end of each Performance Period and compared against the pre-established Performance Goals. Following the end of a Performance Period, one-third vest immediately and one-third vest at the end of each of the next two years. Cash dividends on individual shares are paid quarterly during the performance period and the vesting period based on the number of phantom shares granted to a participant. The basis of the dividend is the quarterly return on equity of the Corporation.

     All or a part of the value of a vested award may either be paid currently in cash or deferred in up to 5 annual installments. Deferred amounts are credited with interest at a rate determined annually by the Committee.

                           LONG-TERM INCENTIVE PLANS
                           AWARDS IN LAST FISCAL YEAR

                                                                                                    Estimated Future Payouts
                                                                                               Under Non-Stock Price-Based Plans
                                                                                               -------------------------------------
              (a)                                         (b)              (c)                (d)             (e)             (f)

                                                   Number of Shares,   Performance or
                                                     Units or Other   Other Period Until    Threshold       Target          Maximum
             Name                                       Rights(#)    Maturation or Payout  ($ per share) ($ per share) ($ per share)
------------------------------------------------------------------------------------------------------------------------------------
Albert R. Gamper, Jr ........................           12,000           1993-1995             --             69.15           162.12
President and Chief
Executive Officer
Joseph A. Pollicino .........................            7,500           1993-1995             --             69.15           162.12
Vice Chairman
Nikita Zdanow ...............................            3,750           1993-1995             --             69.15           162.12
President and Chief
Executive Officer
Capital Equipment
Financing
Robert J. Merritt ...........................            3,600           1993-1995             --             69.15           162.12
President and Chief
Executive Officer
Industrial Financing
Lawrence A. Marsiello .......................            3,225           1993-1995             --             69.15           162.12
President and Chief
Executive Officer
Commercial Services


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


                               PENSION PLAN TABLE
 Final
Average                                                   Annual Benefits Based on Years of Credited Service (1)
Salary of                               --------------------------------------------------------------------------------------------
Employee                                  15               20              25               30               35               40
--------                                  --               --              --               --               --               --
$150,000 ....................            43,445           57,926           64,908           71,890           78,871           86,371
 200,000 ....................            58,445           77,926           87,408           96,890          106,371          116,371
 250,000 ....................            73,445           97,926          109,908          121,890          133,871          146,371
 300,000 ....................            88,445          117,926          132,408          146,890          161,371          176,371
 350,000 .....................          103,445          137,926          154,908          171,890          188,871          206,371
 400,000 .....................          118,445          157,926          177,408          196,890          216,371          236,371
 450,000 .....................          133,445          177,926          199,908          221,890          243,871          266,371
 500,000 .....................          148,445          197,926          222,408          246,890          271,371          296,371
 550,000 .....................          163,445          217,926          244,908          271,890          298,871          326,371
 600,000 .....................          178,445          237,926          267,408          296,890          326,371          356,371
 650,000 .....................          193,445          257,926          289,908          321,890          353,871          386,371

--------------

(1) At December 31, 1994, Messrs. Gamper, Pollicino, Marsiello, Merritt, and Zdanow had 27, 30, 19, 20 and 27 years of benefit service, respectively.

Permanent Life Insurance Options Plan

     Twenty-two officers of the Corporation, including Mr. Gamper, Mr. Pollicino, Mr. Marsiello, Mr. Merritt and Mr. Zdanow, are participants under the Permanent Life Insurance Options Plan. The benefit provided is paid-up life insurance equal to approximately three times salary with a life annuity option payable monthly by the Corporation upon retirement. The Participant pays a portion of the annual premium and the Corporation pays the balance on behalf of the participant. The Corporation is entitled to recoup its payments from the proceeds of the policy. Upon the participant's retirement a life annuity will be payable out of the current income of the Corporation and the Corporation anticipates recovering the cost of the life annuity out of the proceeds of the life insurance policy payable upon the death of the employee.

     In addition to the table of pension benefits shown on the preceding page, the Corporation is conditionally obligated to make annual payments under the Permanent Life Insurance Options Plan in the amounts indicated to the following persons at retirement: Mr. Gamper, $263,130, Mr. Pollicino, $161,642, Mr. Marsiello, $136,008, Mr. Merritt, $152,383 and Mr. Zdanow, $93,616.

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

EMPLOYMENT AGREEMENTS

     Mr. Gamper has an employment agreement with the Corporation which provides that he will serve as the Chief Executive Officer, President, Chairman of the Executive Committee and member of the Board of Directors of the Corporation. His employment agreement initially ran for five years from December 29, 1989 and provides for the payment of an annual base salary of $400,000, to be reviewed at least annually by the Board of Directors of the Corporation, subject to increases but not to decreases. In December 1992, Mr. Gamper's employment agreement was extended for one additional year. In December 1994, Mr. Gamper's employment agreement was extended until December 1997. Mr. Gamper's employment agreement also provides for executive incentive compensation under Incentive Plans which will be designed to be no less favorable to him than the Incentive Plans in effect prior to the purchase by DKB of 60% of the Corporation's shares.

     Mr. Pollicino has an employment agreement with the Corporation which provides that he shall serve as the Vice Chairman and member of the Board of Directors of the Corporation. Mr. Pollicino's employment agreement initially ran for five years from December 29, 1989 and provides for the payment of an annual base salary of $300,000, to be reviewed at least annually by the Board of Directors of the Corporation, subject to increases but not to decreases. In December 1992, Mr. Pollicino's employment agreement was extended for one additional year. In December 1994, Mr. Pollicino's employment agreement was extended until December 1997. Mr. Pollicino's employment agreement also provides for executive incentive compensation under Incentive Plans which will be designed to be no less favorable to him than the Incentive Plans in effect prior to the purchase by DKB of 60% of the Corporation's shares.

     In addition to Mr. Gamper and Mr. Pollicino, Mr. Marsiello, Mr. Merritt and Mr. Zdanow have employment agreements with the Corporation, each of which initially ran for three years from December 29, 1989 through December 31, 1992 and provides for the payment of base salary of not less than the amount received prior to the purchase by DKB of 60% of the Corporations's shares, to be reviewed at least annually by the Chief Executive Officer, subject to increases but not to decreases. In December 1992 and December 1994 the employment agreements were extended for an additional two years. These employment agreements also provide for executive incentive compensation under Incentive Plans which will be designed to be no less favorable to the executive officers than the Incentive Plans in effect prior to the aforesaid share purchase by DKB.

TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS

     Mr. Gamper's and Mr. Pollicino's employment agreements with the Corporation provide that if their employment is terminated without cause (as defined in the agreement) or if they resign for good reason (as defined in the agreement) they will be entitled to receive severance payments equal to their base salary for the greater of thirty-six months or the remainder of the term, provided that they do not violate the non-competition or confidentiality provisions of the agreement, in which case the Corporation would have no obligation to make any remaining payments. Further, if Mr. Gamper's and Mr. Pollicino's employment is terminated without cause or if they resign for good reason, they will be entitled to receive, among other things, full employee welfare benefit coverage as if they had retired with the Corporation's consent at age 55, a pension benefit commencing at age 55 in an amount equal to their accrued benefit under the Corporation's Retirement Plan as of the date of their termination of employment as if they had attained age 55 and had retired on such date with the Corporation's consent, a lump sum equal to the then full value of their restricted stock award under the Long Term Incentive Program of Manufacturers Hanover Corporation and its subsidiaries (the "MHC Long Term Incentive Plan") and any vested award under any similar plan as may have been adopted by the Corporation, and a single life annuity equivalent to the single life annuity they would have normally been entitled to receive under the Corporation's Permanent Life Insurance Options Plan. If, during the Term of their employment agreements, a "Change of Control" occurs, Mr. Gamper and Mr. Pollicino will be entitled to receive a "Special Payment." With respect to Mr. Gamper, the amount of such Special Payment shall equal the sum of Mr. Gamper's prior four years annual bonuses under The CIT Bonus Plan and will be payable over a two year period as follows: 1/3 of the payment shall be paid within 30 days after the Change of Control; 1/3 shall be paid on or before the first anniversary of such Change of Control; and 1/3 shall be paid on or before the second anniversary date of such Change of Control. With respect to Mr. Pollicino, the amount of such Special Payment shall equal the sum of Mr. Pollicino's prior three years annual bonuses under The CIT Bonus Plan and will be payable over a two year period as follows: 1/3 of the payment shall be paid within 30 days after the Change of Control; 1/3 shall be paid on or before the first anniversary of such Change of Control; and 1/3 shall be paid on or before the second anniversary date of such Change of Control. If, during the two year period commencing on the date of such Change of Control and ending on the second anniversary of such date, Mr. Gamper's or Mr. Pollicino's employment is involuntarily terminated by the Company for cause or he voluntarily terminates employment for any reason other than "Good Reason" as defined in his employment agreement or he breaches the non-compete or confidentiality provisions of his agreement, he shall not receive any remaining unpaid installments of this "Special Payment."

     The employment agreements of Mr. Marsiello, Mr. Merritt and Mr. Zdanow provide that if their employment is terminated without cause (as defined in the agreement) or if they resign for good reason (as defined in the agreement), they will be entitled to receive severance payments equal to their base salary for the greater of 24 months or the remainder of the term, provided that they do not violate the non-competition or confidentiality provisions of the agreement, in which case the Corporation would have no obligation to make any remaining payments. Further, if the employment of such executive officer is terminated without cause or if he resigns for good reason, he will be entitled to continued participation in employee welfare benefit coverage for eighteen months, a lump sum equal to the then full value of his restricted stock award under the MHC Long Term Incentive Program and any vested award under any similar plan as may have been adopted by the Corporation, and if age 55 or older on the date of termination, the benefits payable under the Corporation's Permanent Life Insurance Options Plan or if under age 55 a lump sum payment which represents the equivalent of the net after-tax present value of the single life annuity that would have been payable to the individual executive officer at age 55. If, during the Term of their employment agreement, a "Change of Control" occurs, Mr.

Marsiello, Mr. Merritt and Mr. Zdanow will be entitled to receive a "Special Payment." The amount of such Special Payment shall equal the sum of their prior two years annual bonuses under The CIT Bonus Plan and will be payable over a two year period as follows: 1/3 of the payment shall be paid within 30 days after the Change of Control; 1/3 shall be paid on or before the first anniversary of such Change of Control; and 1/3 shall be paid on or before the second anniversary date of such Change of Control. If during the two year period commencing on the date of such Change of Control and ending on the second anniversary of such date, their employment is involuntarily terminated by the Company for cause or they voluntarily terminate employment for any reason other than "Good Reason" as defined in their employment agreements or they breach the non-compete or confidentiality provisions of their agreements, they shall not receive any remaining unpaid installments of this "Special Payment."

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the ownership of all of the issued and outstanding common stock of the Corporation, as of March 1, 1995.

 Name and Address of Owner                      Shares Owned          Percentage
 -------------------------                      ------------          ----------
The Dai-Ichi Kangyo Bank, Limited                   600                    60%
  1-5, Uchisaiwaicho 1-chome
  Chiyoda-ku, Tokyo 100

MHC Holdings (Delaware) Inc.                        400                    40%
  270 Park Ave
  New York, NY 10017

     No officer or director of the Corporation owns any common stock of the Corporation. In addition, the voting securities of DKB and CBC, the parent of MHC Holdings, owned by each officer and director of the Corporation individually, and all officers and directors as a group, does not exceed one percent of the issued and outstanding securities comprising and such class of stock so owned.

Item 13. Certain Relationships and Related Transactions.

Transactions with Management and Others

     The Corporation has in the past and may in the future enter into certain transactions with affiliates of the Corporation. It is anticipated that such transactions will be entered into at a fair market value for the transaction.

     The Corporation's interest-bearing deposits generally represent overnight money market investments of excess cash that are maintained for liquidity purposes. At December 31, 1994, the Corporation had no interest-bearing deposits with DKB or CBC. From time to time, the Corporation may maintain such deposits with DKB or CBC.

     At December 31, 1994, the Corporation's credit line coverage with 74 banks totaled $4.675 billion of committed facilities. Additional information regarding these credit lines can be found in Item 8. Financial Statements and
Supplementary Data, "Note 5--Debt". At December 31, 1994, DKB was a committed bank under a $1.25 billion Revolving Credit Facility, a $770.0 million revolving credit facility, and a $325.0 million revolving credit facility, with commitments of $60.0 million, $80.0 million and $105.0 million, respectively. DKB is a Co-Agent under the $1.25 billion and $770.0 million Revolving Credit Facilities and the Agent under the $325.0 million facility.

     The Corporation has entered into interest rate swap and cross currency interest rate swap agreements with financial institutions acting as principal counterparties, including affiliates of DKB and CBC. At December 31, 1994, the notional principal amount outstanding on interest rate swap agreements with DKB and CBC totaled $270.0 million and $300.0 million, respectively. The notional principal amount outstanding on foreign currency swaps totaled $140.2 million with DKB at year-end 1994.

     The Corporation has entered into leveraged leasing arrangements with third party loan participants, including affiliates of DKB. Amounts owed to affiliates of DKB are discussed in Item 8. Financial Statements and Supplementary Data, "Note 2--Finance Receivables".

     The Corporation holds a $9.0 million letter of credit from CBC as additional collateral on a $24.4 million business aircraft loan to a third party. CBC is also indebted to the Corporation in the amount of $8.0 million for financing relating to the purchase of a business aircraft by CBC.

     The Corporation has also entered into various noncancellable long-term facility lease agreements with CBC. Future minimum rentals under these leases are $1.6 million in 1995, $1.5 million in 1996, $.6 million in 1997, and $.1 million in 1998.

     At December 31, 1994, the Corporation had entered into a credit-related commitment with DKB in the form of a letter of credit totaling $6.7 million equal to the amount of the single lump sum premium necessary to provide group life insurance coverage to certain eligible retired employees.

     The Corporation has issued a Prospectus, dated August 8, 1994, relating to certain debt securities of the Corporation that are currently issued and outstanding with respect to which offers and sales relating to market-making transactions may be made by Chemical Securities Inc. and/or its affiliates. Chemical Securities Inc. is a wholly-owned subsidiary of CBC. Chemical
Securities   Inc.  paid  all  expenses  of  the  Corporation  of  preparing  the
Prospectus.

     A subsidiary of the Corporation has entered into a cash collateral loan agreement with DKB pursuant to which DKB made a loan to a cash collateral trust in order to provide additional funds to make payments on the certificates of a contracts trust. The contracts trust was formed for the purpose of securitizing certain recreational vehicle finance receivables that were acquired by the contracts trust from another subsidiary of the Corporation. At December 31, 1994, the principal amount outstanding on the cash collateral loan was $9.5 million.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

   (a) The following documents are filed with the Securities and Exchange Commission as part of this report:

     1.   The  financial  statements  of  The  CIT  Group  Holdings,   Inc.  and
          Subsidiaries as set forth on pages 28-53.

     2.   All schedules are omitted  because they are not  applicable or because
          the  required  information  appears  in  the  consolidated   financial
          statements or the notes thereto.

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

          10(b)(3) Extension of Employment Agreement of Albert R. Gamper, Jr.

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

          10(c)(3) Extension of Employment Agreement of Nikita Zdanow.

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

          12       Computation of Ratios of Earnings to Fixed Charges.

          21       Subsidiaries of the Registrant.

          23       Consent of KPMG Peat Marwick LLP.

          24       Powers of Attorney.

          27       Financial Data Schedule (filed electronically)

     (b) A Current Report on Form 8-K dated October 21, 1994 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended September 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE CIT GROUP HOLDINGS, INC.

                                       By:    /s/ ERNEST D. STEIN
                                       .........................................
                                                  Ernest D. Stein
                                       Executive Vice President, General Counsel
                                                    and Secretary
March 14, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                  Signature and Title                                                                Date
                  -------------------                                                                ----
                ALBERT R. GAMPER, JR.*
...................................................
    President, Chief Executive Officer and Director
             (principal executive officer)

                   HISAO KOBAYASHI*
...................................................
                       Director

                    MICHIO MURATA*
...................................................
                       Director

                 JOSEPH A. POLLICINO*
...................................................
                       Director

                     PAUL N. ROTH*
...................................................
                       Director                               *By:/s/Ernest D. Stein            March 14, 1995
                                                                  -------------------
                                                                     Ernest D. Stein
                                                                     Attorney-In-Fact
                    TOMOAKI TANAKA*
...................................................
                       Director

                    TOSHIJI TOKIWA*
...................................................
                       Director

                    PETER J. TOBIN*
...................................................
                       Director

                     KEIJI TORII*
...................................................
                       Director

                  WILLIAM H. TURNER*
...................................................
                       Director

                 /S/ JOSEPH J. CARROLL                                                          March 14, 1995
...................................................
                   Joseph J. Carroll
             Executive Vice President and
               Chief Financial Officer
           (principal accounting officer)


     Original powers of attorney authorizing Albert R. Gamper, Jr. Ernest D. Stein, and Donald J. Rapson and each of them to sign on behalf of the above mentioned directors and are held by the corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.