Form 10-Q
period 1995-03-31
CIT GROUP HOLDINGS INC /DE/
filed 1995-05-04
CIK 20388

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
         (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1995
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Yes  X        No
                                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 15, 1995: 1,000 shares.

================================================================================

                          THE CIT GROUP HOLDINGS, INC.

                                AND SUBSIDIARIES

                                  (UNAUDITED)



          TABLE OF CONTENTS                                                PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
          Consolidated Balance Sheets - March 31, 1995 and
            December 31, 1994.                                              2-3
          Consolidated Income Statements for the three
            month periods ended March 31, 1995 and 1994.                    4
          Consolidated Statements of Changes in Stockholders' Equity
            for the three month periods ended March 31, 1995 and 1994.      5
          Consolidated Statements of Cash Flows for the three
            month periods ended March 31, 1995 and 1994.                    6
          Note to Condensed Consolidated Financial Statements               7-8

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9-18

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                  19


                         PART I. FINANCIAL INFORMATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1994 Annual Report on Form 10-K for The CIT Group Holdings, Inc. (the "Corporation"). The additional disclosures required by the adoption of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" as at January 1, 1995 are included in Item 1. Financial Statements.

     The Corporation considers that all adjustments (all of which are normal recurring accruals) necessary for a fair statement of the financial position and results of operations for these periods have been made; however, results for such interim periods are subject to year-end audit adjustments. Results for such interim periods are not necessarily indicative of results for a full year. Amounts for 1994 have been reclassified, where necessary, to conform to 1995 presentations.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar Amounts in Thousands)


                                                      March 31,    December 31,
Assets                                                  1995           1994
                                                    -----------    ------------
Financing and leasing assets
Capital Equipment Financing                         $ 4,413,355    $ 4,493,531
Business Credit                                       1,649,311      1,442,049
Credit Finance                                          768,834        719,642
                                                    -----------    -----------
  Corporate Finance                                   6,831,500      6,655,222

Commercial Services                                   1,827,137      1,896,233

Industrial Financing                                  4,317,720      4,269,693
Sales Financing                                       1,346,140      1,402,443
                                                    -----------    -----------
  Dealer and Manufacturer Financing                   5,663,860      5,672,136

Consumer Finance                                        678,148        570,772
                                                    -----------    -----------

  Finance receivables                                15,000,645     14,794,363
Reserve for credit losses                              (195,420)      (192,421)
                                                    -----------    -----------
  Net finance receivables                            14,805,225     14,601,942

Operating lease equipment                               882,697        867,914
                                                    -----------    -----------
  Net financing and leasing assets                   15,687,922     15,469,856

Cash and cash equivalents                               120,201          6,558

Other assets                                            540,560        487,076
                                                    -----------    -----------
  Total assets                                      $16,348,683    $15,963,490
                                                    ===========    ===========











See accompanying note to condensed consolidated financial statements.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar Amounts in Thousands)


                                                     March 31,      December 31,
Liabilities and Stockholders' Equity                   1995             1994
                                                   -----------      ------------

Debt
Commercial paper                                   $ 6,017,855      $ 5,660,194
Variable rate notes                                  3,702,500        3,812,500
Fixed rate notes                                     2,808,109        2,623,150
Subordinated fixed rate notes                          300,000          300,000
                                                   -----------      -----------
  Total debt                                        12,828,464       12,395,844

Credit balances of factoring clients                   833,289          993,394
Accrued liabilities and payables                       438,626          354,714
Deferred Federal income taxes                          428,643          426,511
                                                   -----------      -----------
  Total liabilities                                 14,529,022       14,170,463

Stockholders' equity
Common stock - authorized, issued and
 outstanding - 1,000 shares                            250,000          250,000
Paid-in capital                                        408,320          408,320
Retained earnings                                    1,161,341        1,134,707
                                                   -----------      -----------
  Total stockholders' equity                         1,819,661        1,793,027
                                                   -----------      -----------
  Total liabilities and stockholders' equity       $16,348,683      $15,963,490
                                                   ===========      ===========

















See accompanying note to condensed consolidated financial statements.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                         (Dollar Amounts in Thousands)


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1995         1994
                                                         ---------     ---------

Finance income                                           $ 363,743     $ 285,968
Interest expense                                           199,198       128,840
                                                         ---------     ---------
  Net finance income                                       164,545       157,128

Fees and other income                                       43,344        39,857
                                                         ---------     ---------

  Operating revenue                                        207,889       196,985
                                                         ---------     ---------

Salaries and general operating expenses                     84,837        80,549

Provision for credit losses                                 20,926        24,881

Depreciation on operating lease equipment                   17,639        14,290
                                                         ---------     ---------

  Operating expenses                                       123,402       119,720
                                                         ---------     ---------

  Income before provision for income taxes                  84,487        77,265

Provision for income taxes                                  31,675        29,230
                                                         ---------     ---------

  Net income                                             $  52,812     $  48,035
                                                         =========     =========

Ratio of earnings to fixed charges                            1.42          1.59











See accompanying note to condensed consolidated financial statements.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (Dollar Amounts in Thousands)


                                                     Three Months Ended
                                                          March 31,
                                             ----------------------------------
                                                 1995                   1994
                                             -----------            -----------

Balance, January 1                           $ 1,793,027            $ 1,692,235
Net income                                        52,812                 48,035
Dividends paid                                   (26,178)               (24,596)
                                             -----------            -----------

Balance, March 31                            $ 1,819,661            $ 1,715,674
                                             ===========            ===========






























See accompanying note to condensed consolidated financial statements.

                          THE CIT GROUP HOLDINGS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                         --------------------------
                                                             1995           1994
                                                         -----------    -----------
CASH FLOWS FROM OPERATIONS
Net income                                               $    52,812    $    48,035
Adjustments to reconcile net income to net cash
 flows from operations:
 Provision for credit losses                                  20,926         24,881
 Depreciation and amortization                                19,165         17,251
 Provision (benefit) for deferred Federal income taxes         2,132            (33)
 Gains on asset sales                                         (6,510)        (7,625)
 Increase in accrued liabilities and payables                 83,912         46,549
 Increase in other assets                                    (13,143)        (1,594)
 Other                                                        (5,737)        (5,169)
                                                         -----------    -----------
  Net cash flows provided by operations                      153,557        122,295
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                            (7,201,772)    (5,111,186)
Collections on loans                                       6,754,770      5,061,096
Purchases of assets to be leased                            (146,603)       (66,106)
Collections on lease receivables                             220,308        159,523
Net increase in short-term factoring receivables            (157,091)      (176,166)
Proceeds from asset sales                                    130,607        198,643
Proceeds from sales of assets received in
 satisfaction of loans                                         9,637         13,925
Purchases of finance receivables portfolios                     --          (13,943)
Acquisition of Barclays Commercial Corp.                        --         (435,630)
Other                                                        (14,606)        (7,854)
                                                         -----------    -----------
  Net cash flows used for investing activities              (404,750)      (377,698)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable and
 fixed rate notes                                            450,000      1,101,000
Repayments of variable and fixed rate notes                 (375,041)      (507,500)
Net increase (decrease) in commercial paper                  357,661       (313,203)
Repayments of nonrecourse leveraged lease debt               (41,606)       (35,699)
Cash dividends paid                                          (26,178)       (24,596)
                                                         -----------    -----------
  Net cash flows from financing activities                   364,836        220,002
                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents         113,643        (35,401)
Cash and cash equivalents, beginning of period                 6,558        101,554
                                                         -----------    -----------
Cash and cash equivalents, end of period                 $   120,201    $    66,153
                                                         ===========    ===========

Supplemental disclosures
Interest paid                                            $   191,892    $   145,171
Federal and State and local taxes paid                   $     1,629    $     2,758
Noncash transfer of receivables to other assets          $    80,638           --
Noncash transfers of financing and leasing assets to
 assets received in satisfaction of loans                $     8,680    $    21,643


See accompanying note to condensed consolidated financial statements.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", in May 1993 and amended it with Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", issued in October 1994 (collectively referred to hereafter as "SFAS 114"). SFAS 114 requires that the value of an impaired loan be measured based upon 1) the present value of expected future cash flows discounted at the loan's effective interest rate or, 2) at the fair value of the collateral, if the loan is collateral dependent. Any shortfall between this value and the recorded investment in the loan must be recognized by establishing a reserve for credit losses. The adoption of SFAS 114 as at January 1, 1995 had no effect on the Corporation's 1995 first quarter financial condition or results of operations.

As prescribed by SFAS 114, impaired loans include any finance receivable transaction on nonaccrual status or troubled debt restructuring subject to periodic review by the Corporation's Asset Quality Review Committee, comprised of members of senior management, which covers finance receivables of $500,000 or more meeting certain credit risk grading parameters. Excluded from impaired loans are: 1) $21.0 million of individual small dollar nonaccrual finance receivables (under $500,000) in Industrial Financing for which the collateral value supported the outstanding balance, 2) Sales Financing and Consumer Finance finance receivables, which are subject to automatic charge-off procedures, and
3) Commercial Services short-term customer receivables generally having terms of no more than 30 days.

At March 31, 1995, the recorded investment in impaired loans, which are generally collateral dependent, totaled $85.1 million. The fair value of the collateral or the present value of expected future cash flows equaled or exceeded the recorded investment for each impaired loan and, as such, there was no related SFAS 114 allowance for credit losses.

The average monthly recorded investment in the impaired loans was $89.4 million for the quarter ended March 31, 1995. During the quarter, no finance income was recognized on any impaired loan after it was classified as impaired.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

NET INCOME

Net income for the 1995 first quarter totaled a record $52.8 million, an increase of $4.8 million (10.0%) from $48.0 million in 1994. The improvement was principally due to growth in average financing and leasing assets, increased factoring commissions, and sharply lower net credit losses.

FINANCING AND LEASING ASSETS

Financing and leasing assets (finance receivables plus operating lease equipment) increased from year-end 1994 on strong new business volume in most business units. The changes in financing and leasing assets are presented in the following table.

                                                                     Change
                                         March 31,   December   ---------------
                                           1995      31, 1994   Amount  Percent
                                        ---------   ---------   ------  -------
                                             (Dollar amounts in millions)
Finance receivables
  Capital Equipment Financing           $ 4,413.4   $ 4,493.5   $(80.1)   (1.8)
  Business Credit                         1,649.3     1,442.1    207.2    14.4
  Credit Finance                            768.8       719.6     49.2     6.8
  Commercial Services                     1,827.1     1,896.2    (69.1)   (3.6)
  Industrial Financing                    4,317.7     4,269.7     48.0     1.1
  Sales Financing                         1,346.1     1,402.5    (56.4)   (4.0)
  Consumer Finance                          678.2       570.8    107.4    18.8
                                        ---------   ---------   ------    ----
    Total finance receivables            15,000.6    14,794.4    206.2     1.4
                                        ---------   ---------   ------    ----

Operating lease equipment
  Capital Equipment Financing               668.2       648.7     19.5     3.0
  Industrial Financing                      214.5       219.2     (4.7)   (2.1)
                                        ---------   ---------   ------    ----
    Total operating lease equipment         882.7       867.9     14.8     1.7
                                        ---------   ---------   ------    ----
    Total financing and leasing assets  $15,883.3   $15,662.3   $221.0     1.4%
                                        =========   =========   ======    ====

The changes from December 31, 1994, with respect to finance receivables, are discussed below for each business unit.

  o Capital Equipment Financing - Customized secured equipment financing and leasing of major capital equipment for medium and larger-sized companies.

     The decline in finance receivables of $80.1 million (1.8%) reflects new business volume of $200 million, offset by normally higher liquidations in the first quarter.

  o Business Credit - Revolving and term loans, including debtor-in-possession and workout financing, for medium and larger-sized companies secured by accounts receivable, inventory and fixed assets.

     Finance receivables increased $207.2 million (14.4%) reflecting strong first quarter new business volume of $156 million and the transfer from Commercial Services of approximately $75 million of revolving and term loans, secured by accounts receivable and inventory, originally acquired as part of the Barclays Commercial Corporation ("BCC") purchase.

  o Credit Finance - Revolving and term loans, including restructurings, for small and medium-sized companies secured by accounts receivable, inventory and fixed assets.

     Finance receivables rose $49.2 million (6.8%) from December 31, 1994 continuing the steady growth trend since the acquisition of this unit in February 1991. Quarterly new business volume totaled $60 million.

  o Commercial Services - Factoring of accounts receivable, including credit protection, bookkeeping and collection activities.

     The decrease of $69.1 million (3.6%) in finance receivables from year-end 1994 is principally due to the previously discussed transfer of $75 million of revolving and term loans to Business Credit, which more than offset seasonally higher factored receivable volume of $3.19 billion for the quarter.

  o Industrial Financing - Secured equipment financing and leasing for medium-sized companies, including dealer and manufacturer financing.

     The increase in finance receivables of $48.0 million (1.1%) reflects strong first quarter new business volume of $494 million.

  o Sales Financing - Retail secured financing of recreational vehicles, recreational boats, and manufactured housing through dealers and manufacturers.

     Finance receivables declined $56.4 million (4.0%) from December 1994. New business volume of $150 million was offset by a $124 million securitization of manufactured housing finance receivables, including $55 million funded during the quarter, and the reclassification of $80.6 million of recreational vehicle finance receivables to assets held for sale at March 31, 1995.

  o Consumer Finance - Loans secured by first or second mortgages on residential real estate.

     Finance receivables increased $107.4 million (18.8%) reflecting continuing efforts to grow this portfolio through direct loan originations and by occasional bulk purchases of existing portfolios. New business volume during the quarter totaled $122 million.

Operating lease equipment of $882.7 million did not change significantly from December 31, 1994.

Commercial Airline Industry

Commercial airline finance receivables and operating lease equipment totaled $1.84 billion or 11.6% of total financing and leasing assets (before the reserve for credit losses) at March 31, 1995, compared with $1.90 billion (12.1%) at December 31, 1994. The portfolio is secured by commercial aircraft and related equipment. Management continues to monitor the size of this portfolio relative to total financing and leasing assets.

The following table presents information about the commercial airline industry portfolio.
- --------------------------------------------------------------------------------
                                                  March 31,        December 31,
                                                    1995               1994
                                                  --------         ------------
                                                  (Dollar Amounts In Millions)
Finance Receivables
  Amount outstanding(a)                           $1,349.8           $1,417.0
  Number of obligors                                    44                 46
Operating Leases
  Net carrying value                              $  489.2           $  482.3
  Number of obligors                                    21                 21
                                                  --------           --------
Total                                             $1,839.0           $1,899.3
                                                  --------           --------
Number of obligors(b)                                   62                 62
                                                  --------           --------
Number of aircraft                                     253                282
                                                  --------           --------

(a) Includes accrued rents on operating leases of $0.8 million at March 31, 1995 and $1.1 million at December 31, 1994, which were classified as finance receivables in the Consolidated Balance Sheets.

(b) Certain obligors have both finance receivable and operating lease transactions.
- --------------------------------------------------------------------------------

The $60.3 million decline in commercial airline industry outstandings and the decline in the number of aircraft principally reflect scheduled liquidations and maturities. During the quarter, the Corporation converted its outstanding loans with Trans World Airlines, Inc. to operating leases as part of a restructuring which did not have a significant effect on the Corporation's consolidated financial position or results of operations.

Highly Leveraged Transactions

Highly leveraged transactions ("HLTs") totaled $478.2 million (3.0% of financing and leasing assets before the reserve for credit losses) at March 31, 1995, compared with $436.1 million (2.8%) at December 31, 1994. The Corporation's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flow from operations. Unfunded commitments to lend in secured HLTs were $172.6 million at March 31, 1995, compared with $202.1 million at December 31, 1994.

At March 31, 1995, the portfolio consisted of 33 obligors in 11 industry groups located throughout the United States, with the largest regional concentration in the West (33.0%). Total HLT outstandings classified as nonaccrual totaled $53.2 million (4 accounts) at March 31, 1995 compared with $57.7 million (4 accounts) at December 31, 1994.

FINANCE INCOME

A comparison of 1995 and 1994 first quarter net finance income is set forth below:
- --------------------------------------------------------------------------------
                                                    Three Months Ended
                                         ---------------------------------------
                                                 March 31,             Increase
                                         ------------------------      --------
(Dollar Amounts in Millions)               1995            1994         Amount
                                         ---------      ---------      --------

Finance income                           $   363.7      $   286.0      $   77.7
Interest expense                             199.2          128.8          70.4
                                         ---------      ---------      --------
Net finance income                       $   164.5      $   157.2      $    7.3
                                         =========      =========      ========

Average financing and                    $14,808.3      $13,024.2      $1,784.1
  leasing assets (AEA)                   =========      =========       =======

Net finance income as a % of AEA              4.45%          4.83%
                                              ====           ====
- --------------------------------------------------------------------------------

The $77.7 million increase in finance income reflects the growth in financing and leasing assets and higher market interest rates, offset in part by the adverse effect of aggressive pricing competition on new business. This competition also resulted in a lower net finance income as a percent of AEA as the increase in market interest rates on the funds borrowed by the Corporation outpaced the increase in rates charged on new business.

A comparative analysis of the weighted average interest rates paid on the Corporation's debt, before and after giving effect to interest rate swaps, is set forth below.

- --------------------------------------------------------------------------------
                                           Three Months Ended March 31,
                                    ------------------------------------------
                                            1995                    1994
                                    ------------------      ------------------
                                    Before       After      Before       After
                                    ------       -----      ------       -----
Variable rate debt                   6.13%       6.09%       3.45%       3.46%
Fixed rate debt                      7.10%       6.76%       7.38%       6.70%
Composite interest rate              6.35%       6.37%       4.32%       4.70%
- --------------------------------------------------------------------------------

The increases in the composite rate, after the effect of interest rate swaps, take into account the variable and fixed rates as well as the change in the notional principal subject to those rates. Since the Corporation's interest rate swaps principally convert floating rate debt to a fixed rate, the composite interest rate increases although the variable and fixed rates decrease because a larger proportion of the Corporation's debt, after the effect of interest rate swaps, is subject to a fixed rate. The Corporation enters into interest rate swaps as hedges against market interest rate fluctuations and not for trading or speculative purposes.

FEES AND OTHER INCOME

Fees and other income totaled $43.3 million in the 1995 first quarter, compared with $39.9 million in 1994, as there were two additional months of factoring commissions from BCC, which was acquired on February 28, 1994, offset in part by lower gains on asset sales.

SALARIES AND GENERAL OPERATING EXPENSES

The following table sets forth the components of salaries and general operating expenses.

- --------------------------------------------------------------------------------
                                                   Three Months Ended
                                       ----------------------------------------
                                             March 31,             Increase
                                       -------------------   ------------------
(Dollar Amounts in Thousands)            1995       1994      Amount    Percent
                                       --------   --------   --------   -------

Salaries and employee benefits         $ 48,102   $ 43,250   $  4,852    11.2%
General operating expenses               36,735     37,299       (564)   (1.5)%
                                       --------   --------   --------    ----
                                       $ 84,837   $ 80,549   $  4,288     5.3%
                                       ========   ========   ========    ====

Percent to AEA                             2.29%      2.47%
                                           ====       ====
- --------------------------------------------------------------------------------

The increase of $4.3 million in salaries and general operating expenses is principally attributable to a full quarter effect of BCC in 1995. However, the ratio of salaries and general operating expenses to AEA improved from 2.47% in the 1994 first quarter to 2.29% in 1995, the lowest quarterly ratio since the second quarter of 1993, reflecting various efficiency initiatives including:

o The integration of BCC and Commercial Services operations which have resulted in improved efficiency while maintaining a high level of quality client services;

o savings from technological advances in Industrial Financing coupled with a $443.5 million increase in that unit's financing and leasing assets over the past twelve months;

o the consolidation of Sales Financing's 12 business acquisition centers into five regional business centers; and

o significant finance receivable growth in Consumer Finance within the existing sales office infrastructure.

PAST DUE AND NONACCRUAL FINANCE RECEIVABLES
AND ASSETS RECEIVED IN SATISFACTION OF LOANS

Finance receivables past due 60 days or more were $192.7 million (1.28% of finance receivables before the reserve for credit losses) at March 31, 1995, compared with $176.9 million (1.20%) at December 31, 1994 and $198.2 million (1.46%) at March 31, 1994. Excluding past due loans in Industrial Financing that have dealer or manufacturer recourse provisions, the percentage of finance receivables past due 60 days or more was 1.14% at March 31, 1995, compared with 1.03% at December 31, 1994 and 1.16% at March 31, 1994. Finance receivables on nonaccrual status, included in past due finance receivables, were $106.1 million (0.71% of finance receivables before the reserve for credit losses) at March 31, 1995 compared with $110.2 million (0.75%) at December 31, 1994 and $105.6 million (0.78%) at March 31, 1994.

Assets received in satisfaction of loans were $82.4 million at March 31, 1995 compared with $86.5 million at December 31, 1994 and $79.5 million at March 31, 1994.

PROVISION AND RESERVE FOR CREDIT LOSSES

The following table summarizes the activity in the reserve for credit losses.
- --------------------------------------------------------------------------------
                                                          Three Months Ended
                                                              March 31,
                                                         -------------------
(Dollar Amounts in Millions)                              1995         1994
                                                         -----        -----
Net credit losses                                        $17.5        $25.8
Provision for finance receivables change                   3.4         (0.9)
                                                         -----        -----
Total provision for credit losses                        $20.9        $24.9
                                                         =====        =====
Net credit losses as a percent (annualized)
 of average finance receivables                           0.47%        0.80%
                                                          ====         ====
- --------------------------------------------------------------------------------

The significant decrease in net charge-offs as a percent of average finance receivables during the first quarter of 1995 reflects the continued improvement in the credit quality of financing and leasing assets. The reserve for credit losses at March 31, 1995 was $195.4 million (1.30% of finance receivables), compared with $192.4 million (1.30%) at year-end 1994.

INCOME TAXES

The effective income tax rate for the 1995 first quarter was 37.5%, compared with 37.8% in the prior year period.

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data:

                                                           Three Months Ended
                                                               March 31,
                                                          -------------------
                                                          1995          1994
                                                          ----          ----
Finance income*                                           9.78%         8.68%
Interest expense*                                         5.33          3.85
                                                          ----          ----
  Net finance income                                      4.45          4.83

Fees and other income                                     1.17          1.22
                                                          ----          ----

  Operating revenue                                       5.62          6.05
                                                          ----          ----

Salaries and general operating expenses                   2.29          2.47

Net credit losses**                                       0.47          0.80
Provision for finance receivables change                  0.09         (0.03)
                                                          ----          ----
  Net credit losses                                       0.57          0.77

Depreciation on operating lease equipment                 0.47          0.44
                                                          ----          ----

  Operating expenses                                      3.33          3.68
                                                          ----          ----

  Income before provision for income taxes                2.29          2.37

Provision for income taxes                                0.86          0.89
                                                          ----          ----

  Net income                                              1.43%         1.48%
                                                          ====          ====
Average Financing and Leasing Assets                 $14,808,286   $13,024,231
                                                     ===========   ===========
Average Finance Receivables                          $14,884,342   $12,850,556
                                                     ===========   ===========

*Excludes interest income and interest expense relating to short-term interest-bearing deposits.

**Percentage to average finance receivables.

LIQUIDITY AND CAPITALIZATION

The Corporation manages liquidity by monitoring the relative maturities of assets and liabilities and by borrowing funds, primarily in the United States money and capital markets. Such cash is used to fund asset growth (including the bulk purchase of finance receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis.

The following table presents information regarding the Corporation's capital structure.
- --------------------------------------------------------------------------------
                                                     March 31,     December 31,
                                                       1995           1994
                                                   ------------    ------------
                                                       (Dollars in Thousands)
Commercial Paper                                   $  6,017,855    $  5,660,194
Term Debt                                             6,810,609       6,735,650
Stockholders' Equity                                  1,819,661       1,793,027
                                                   ------------    ------------
Total Capitalization                               $ 14,648,125    $ 14,188,871
                                                   ============    ============

Ratios:
Debt-to-equity                                      7.05 to 1       6.91 to 1
Debt-to-equity plus reserve for credit losses       6.37 to 1       6.24 to 1
- --------------------------------------------------------------------------------
During the first quarter of 1995, commercial paper borrowings increased $357.7 million, and the Corporation issued $250.0 million of variable rate and $200.0 million of fixed rate debt. Repayments of term debt totaled $375.0 million.

At March 31, 1995, commercial paper borrowings were supported by $4.68 billion of committed credit line facilities, representing 78.3% of operating commercial paper outstanding (commercial paper outstanding less short-term interest-bearing deposits). No borrowings have been made under credit lines since 1970.

At March 31, 1995, $8.51 billion of registered but unissued debt securities remained available under shelf registration statements.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

     (b)  Exhibit 27 - Financial Data Schedule

     (c) A Form 8-K report dated January 18, 1995 was filed with the Commission reporting the Corporation's announcement of results for the year ended December 31, 1994.

     (d) A Form 8-K report dated April 11, 1995 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended March 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   The CIT Group Holdings, Inc.
                                                                   (Registrant)



                                           BY /s/ J. J. Carroll
                                              ---------------------
                                                  J. J. Carroll
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (duly authorized and principal
                                                  accounting officer)




DATE:  May 4, 1995