Form 10-Q
period 1995-06-30
CIT GROUP HOLDINGS INC /DE/
filed 1995-08-08
CIK 20388

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

                  For the quarterly period ended JUNE 30, 1995
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from_____to_____

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

                                Yes_X_     No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 17, 1995: 1,000 shares.

================================================================================

                          THE CIT GROUP HOLDINGS, INC.

                                AND SUBSIDIARIES

                                  (UNAUDITED)



          TABLE OF CONTENTS                                               PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 1995 and
            December 31, 1994.                                             2-3

         Consolidated Income Statements for the three and six
            month periods ended June 30, 1995 and 1994.                    4

         Consolidated Statements of Changes in Stockholders'
            Equity for the six month periods ended June 30, 1995
            and 1994.                                                      5

         Consolidated Statements of Cash Flows for the six
            month periods ended June 30, 1995 and 1994.                    6

 Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7-18

PART II.  OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders               19

 Item 6. Exhibits and Reports on Form 8-K                                  19


                 PART I. FINANCIAL INFORMATION

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1994 Annual Report on Form 10-K and the March 31, 1995 quarterly report on Form 10-Q for The CIT Group Holdings, Inc. (the "Corporation").


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

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                                   June 30,         December 31,
Assets                                               1995               1994
                                                 ------------      ------------
Financing and leasing assets
Capital Equipment Financing                      $  4,406,207      $  4,493,531
Business Credit                                     1,678,241         1,442,049
Credit Finance                                        761,635           719,642
                                                 ------------      ------------
  Corporate Finance                                 6,846,083         6,655,222

Commercial Services                                 1,559,047         1,896,233

Industrial Financing                                4,535,344         4,269,693
Sales Financing                                     1,435,963         1,402,443
                                                 ------------      ------------
  Dealer and Manufacturer Financing                 5,971,307         5,672,136

Consumer Finance                                      788,317           570,772
                                                 ------------      ------------

   Total finance receivables                       15,164,754        14,794,363
Reserve for credit losses                            (200,345)         (192,421)
                                                 ------------      ------------
  Net finance receivables                          14,964,409        14,601,942

Operating lease equipment                             926,959           867,914
                                                 ------------      ------------
  Net financing and leasing assets                 15,891,368        15,469,856

Cash and cash equivalents                              25,428             6,558

Other assets                                          521,297           487,076
                                                 ------------      ------------
  Total assets                                   $ 16,438,093      $ 15,963,490
                                                 ============      ============

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                                        June 30,    December 31,
Liabilities and Stockholders' Equity                      1995           1994
                                                      -----------    -----------
Debt
Commercial paper                                      $ 5,544,930    $ 5,660,194
Variable rate notes                                     3,977,500      3,812,500
Fixed rate notes                                        3,208,109      2,623,150
Subordinated fixed rate notes                             300,000        300,000
                                                      -----------    -----------
  Total debt                                           13,030,539     12,395,844

Credit balances of factoring clients                      698,331        993,394
Accrued liabilities and payables                          421,108        354,714
Deferred Federal income taxes                             440,548        426,511
                                                      -----------    -----------
  Total liabilities                                    14,590,526     14,170,463

Stockholders' equity
Common stock - authorized, issued and
 outstanding - 1,000 shares                               250,000        250,000
Paid-in capital                                           408,320        408,320
Retained earnings                                       1,189,247      1,134,707
                                                      -----------    -----------
  Total stockholders' equity                            1,847,567      1,793,027
                                                      -----------    -----------
  Total liabilities and stockholders' equity          $16,438,093    $15,963,490
                                                      ===========    ===========

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                         (Dollar Amounts in Thousands)


                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                       -------------------   -------------------
                                         1995       1994       1995       1994
                                       --------   --------   --------   --------
Finance income                         $380,520   $315,538   $744,263   $601,506
Interest expense                        208,988    147,255    408,186    276,095
                                       --------   --------   --------   --------

  Net finance income                    171,532    168,283    336,077    325,411

Fees and other income                    41,871     44,925     85,215     84,782
                                       --------   --------   --------   --------

  Operating revenue                     213,403    213,208    421,292    410,193
                                       --------   --------   --------   --------

Salaries and general
  operating expenses                     82,264     86,446    167,101    166,995

Provision for credit losses              22,258     27,411     43,184     52,292

Depreciation on operating
  lease equipment                        17,176     16,588     34,815     30,878
                                       --------   --------   --------   --------

  Operating expenses                    121,698    130,445    245,100    250,165
                                       --------   --------   --------   --------

  Income before provision
    for income taxes                     91,705     82,763    176,192    160,028

Provision for income taxes               35,192     31,792     66,867     61,022
                                       --------   --------   --------   --------

  Net income                           $ 56,513   $ 50,971   $109,325   $ 99,006
                                       ========   ========   ========   ========

Ratio of earnings to
  fixed charges                            --         --         1.43       1.57

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)


                                                       Six Months Ended
                                                           June 30,
                                               --------------------------------
                                                   1995                1994
                                               -----------          -----------
Balance, January 1                             $ 1,793,027          $ 1,692,235
Net income                                         109,325               99,006
Dividends paid                                     (54,785)             (49,476)
                                               -----------          -----------

Balance, June 30                               $ 1,847,567          $ 1,741,765
                                               ===========          ===========

                          THE CIT GROUP HOLDINGS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                              ----------------------------
                                                                  1995             1994
                                                              ------------    ------------
CASH FLOWS FROM OPERATIONS
Net income                                                    $    109,325    $     99,006
Adjustments to reconcile net income to net cash
 flows from operations:
 Provision for credit losses                                        43,184          52,292
 Depreciation and amortization                                      38,664          36,691
 Provision for deferred Federal income taxes                        13,774           4,427
 Gains on asset sales                                              (13,399)        (10,996)
 Increase in accrued liabilities and payables                       66,394          23,028
 Increase in other assets                                              (35)         (4,160)
 Other                                                             (11,151)         (9,846)
                                                              ------------    ------------
  Net cash flows provided by operations                            246,756         190,442
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                                 (15,119,500)    (10,784,884)
Collections on loans                                            14,067,734      10,477,918
Purchases of assets to be leased                                  (351,994)       (306,685)
Collections on lease receivables                                   370,730         262,956
Net (increase) decrease in short-term factoring receivables         26,180        (138,216)
Proceeds from asset sales                                          309,118         227,831
Proceeds from sales of assets received in
 satisfaction of loans                                              15,556          28,074
Purchases of finance receivables portfolios                        (22,767)        (39,002)
Acquisition of Barclays Commercial Corp.                              --          (435,630)
Other                                                              (31,322)        (15,605)
                                                              ------------    ------------
  Net cash flows used for investing activities                    (736,265)       (723,243)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable and
 fixed rate notes                                                1,250,000       1,606,000
Repayments of variable and fixed rate notes                       (500,041)       (713,823)
Net decrease in commercial paper                                  (115,264)       (289,051)
Proceeds from nonrecourse leveraged lease debt                       2,133           5,853
Repayments of nonrecourse leveraged lease debt                     (73,664)        (54,243)
Cash dividends paid                                                (54,785)        (49,476)
                                                              ------------    ------------
  Net cash flows from financing activities                         508,379         505,260
                                                              ------------    ------------

Net increase (decrease) in cash and cash equivalents                18,870         (27,541)
Cash and cash equivalents, beginning of period                       6,558         101,554
                                                              ------------    ------------
Cash and cash equivalents, end of period                      $     25,428    $     74,013
                                                              ============    ============

Supplemental disclosures
Interest paid                                                 $    443,168    $    291,408
Federal and State and local taxes paid                        $     48,746    $     57,787
Noncash transfer of receivables to other assets               $    259,050          48,270
Noncash transfers of financing and leasing assets to
 assets received in satisfaction of loans                     $     14,365    $     29,359

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

NET INCOME

Net income for the 1995 second quarter totaled a record $56.5 million, an increase of $5.5 million (10.9%) from $51.0 million in 1994. For the six months ended June 30, 1995, net income totaled a record $109.3 million, an increase of $10.3 million (10.4%) from the comparable 1994 period. The improvements in both 1995 periods were principally due to continued growth in financing and leasing assets, lower credit losses and operating expense efficiencies offset, in part, by increased borrowing costs due to higher market interest rates.

FINANCING AND LEASING ASSETS

Changes in financing and leasing assets (finance receivables plus operating lease equipment) from year-end 1994 are presented in the following table.


                                                                   Change
                                     June 30,   December 31, ------------------
                                       1995        1994       Amount     Percent
                                       ----        ----       ------     -------
                                            (Dollar Amounts in Millions)

Finance receivables
Capital Equipment Financing         $ 4,406.2   $ 4,493.5   $ (87.3)      (1.9)%
Business Credit                       1,678.2     1,442.1     236.1       16.4
Credit Finance                          761.6       719.6      42.0        5.8
Commercial Services                   1,559.1     1,896.2    (337.1)     (17.8)
Industrial Financing                  4,535.3     4,269.7     265.6        6.2
Sales Financing                       1,436.0     1,402.5      33.5        2.4
Consumer Finance                        788.3       570.8     217.5       38.1
                                    ---------   ---------   -------       ----
Total finance receivables            15,164.7    14,794.4     370.3        2.5
                                    ---------   ---------   -------       ----

Operating lease equipment
Capital Equipment Financing             702.7       648.7      54.0        8.3
Industrial Financing                    224.3       219.2       5.1        2.3
                                    ---------   ---------   -------       ----
Total operating lease equipment         927.0       867.9      59.1        6.8
                                    ---------   ---------   -------       ----
Total financing and leasing assets  $16,091.7   $15,662.3   $ 429.4        2.7%
                                    =========   =========   =======       ====

The changes from December 31, 1994, with respect to finance receivables, are discussed below for each business unit.

o Capital Equipment Financing - Customized secured equipment financing and leasing of major capital equipment for medium and larger-sized companies.

     New business volume totaled $456 million in 1995, 12.9% higher than the comparable 1994 period. However, finance receivables declined by $87.3 million (1.9%), principally due to higher liquidations and asset sales for risk management purposes.

o Business Credit - Revolving and term loans, including debtor-in-possession and workout financing, for medium and larger-sized companies secured by accounts receivable, inventory and fixed assets.

     Finance receivables increased $236.1 million (16.4%) reflecting strong 1995 new business volume of $268 million and the first quarter 1995 transfer from Commercial Services of approximately $75 million of revolving and term loans, secured by accounts receivable and inventory, originally acquired as part of the Barclays Commercial Corporation ("BCC") purchase.

o Credit Finance - Revolving and term loans, including restructurings, for small and medium-sized companies secured by accounts receivable, inventory and fixed assets.

     Finance receivables rose $42.0 million (5.8%) on new business volume of $84 million.

o Commercial Services - Factoring of accounts receivable, including credit protection, bookkeeping and collection activities.

     The decrease of $337.1 million (17.8%) in finance receivables from year-end 1994 reflects a decline in factored receivable volume due to seasonal influences and weak retail apparel sales. Factored receivable volume totaled $6.17 billion in 1995 compared with $5.78 billion in 1994. The 1994 amount includes BCC volume generated after the February 28, 1994 acquisition date.

o Industrial Financing - Secured equipment financing and leasing for medium-sized companies, including dealer and manufacturer financing.

     The increase in finance receivables of $265.6 million (6.2%) is due to record 1995 new business volume of $1.15 billion resulting from strong demand across most geographic and industry markets served.

o Sales Financing - Retail secured financing of recreational vehicles, manufactured housing and recreational boats through dealers and manufacturers.

     Finance receivables grew $33.5 million (2.4%) from December 1994 reflecting record new business volume of $445 million (up 56% from 1994 on a broad-based increase in volume, principally due to strong manufactured housing volume) offset, in part, by securitizations totaling $280.0 million. At June 30, 1995, Sales Financing was providing servicing on $946 million of finance receivables owned by other financial institutions and securitization trusts which are not reflected on the preceding table.

o Consumer Finance - Loans secured by first or second mortgages on residential real estate.

     Finance receivables increased $217.5 million (38.1%) as this unit continues to build momentum through a combination of direct consumer originations and purchases of loans originated by others. New business volume increased to $272 million in 1995, compared with $145 million in 1994.

Operating lease equipment of $927.0 million increased $59.1 million (6.8%) from December 31, 1994, principally due to an increase in railroad equipment and commercial aircraft. (See the discussion in the "Commercial Airline Industry" section which follows.)

Commercial Airline Industry

Commercial airline finance receivables and operating lease equipment totaled $1.87 billion (11.6% of total financing and leasing assets) at June 30, 1995, compared with $1.90 billion (12.1%) at December 31, 1994. The portfolio is secured by commercial aircraft and related equipment. Management continues to monitor the size of this portfolio relative to total financing and leasing assets.

The following table presents information about the commercial airline industry portfolio.

--------------------------------------------------------------------------------
                                            June 30,       December 31,
                                              1995             1994
                                            --------         --------
                                         (Dollar Amounts in Millions)
            Finance Receivables
              Amount outstanding(a)         $1,360.8         $1,417.0
              Number of obligors                  46               46
            Operating Leases
              Net carrying value              $512.0           $482.3
              Number of obligors                  25               21
                                            --------         --------
            Total                           $1,872.8         $1,899.3
                                            --------         --------
            Number of obligors(b)                 68               62
                                            --------         --------
            Number of aircraft(c)                260              282
                                            --------         --------


(a) Includes accrued rents on operating leases of $0.5 million at June 30, 1995 and $1.1 million at December 31, 1994, which were classified as finance receivables in the Consolidated Balance Sheets.

(b) Certain obligors have both finance receivable and operating lease transactions.

(c) The decline in the number of aircraft from December 1994 principally reflects the maturity of loans with one obligor collateralized by 17 aircraft.

--------------------------------------------------------------------------------

During the 1995 first quarter, the Corporation converted its outstanding loans with Trans World Airlines, Inc. (TWA) to operating leases. On July 5, 1995, TWA filed a "prepackaged bankruptcy" under Chapter 11 of the Bankruptcy Reform Act of 1978 (Chapter 11), at which time, all of the Corporation's operating leases were affirmed by TWA. As a result of an investigation by the Federal Aviation Administration, Express One International, a Dallas based cargo and passenger airline, grounded its fleet on June 6, 1995 and filed for protection under Chapter 11. After the filing, the Corporation cancelled all its operating leases with Express One and took possession of the four related aircraft, which management is in the process of remarketing. The above transactions did not have a significant effect on the Corporation's consolidated financial position or results of operations.

Highly Leveraged Transactions

Highly leveraged transactions ("HLTs") totaled $432.3 million (2.7% of financing and leasing assets before the reserve for credit losses) at June 30, 1995, compared with $436.1 million (2.8%) at December 31, 1994. Unfunded HLT commitments to lend were $219.4 million at June 30, 1995, compared with $202.1 million at December 31, 1994.

At June 30, 1995, the portfolio consisted of 33 obligors in 11 industry groups located throughout the United States, with the largest regional concentrations in the Southeast (30.8%) and the West (29.1%). Total HLT outstandings classified as nonaccrual totaled $37.4 million (3 accounts) at June 30, 1995 compared with $57.7 million (4 accounts) at December 31, 1994.

FINANCE INCOME

An analysis of 1995 and 1994 net finance income is set forth below:

--------------------------------------------------------------------------------

                                                     Three Months Ended
                                         ---------------------------------------
                                                   June 30
                                         ------------------------
(Dollar Amounts in Millions)                 1995          1994        Increase
                                         ------------------------      ---------

Finance income                           $   380.5      $   315.5      $   65.0
Interest expense                             209.0          147.3          61.7
                                         ---------      ---------      --------
Net finance income                       $   171.5      $   168.2      $    3.3
                                         =========      =========      ========

Average financing and
  leasing assets (AEA)                   $15,224.3      $13,437.7      $1,786.6
                                         =========      =========      ========

Net finance income
  as a % of AEA                               4.51%          5.01%
                                         =========      =========


                                                     Six Months Ended
                                         ---------------------------------------
                                                  June 30
                                         ------------------------
                                            1995           1994        Increase
                                         ------------------------      ---------

Finance income                           $   744.3      $   601.5      $  142.8
Interest expense                             408.2          276.1         132.1
                                         ---------      ---------      --------
Net finance income                       $   336.1      $   325.4      $   10.7
                                         =========      =========      ========

Average financing and
  leasing assets (AEA)                   $15,028.3      $13,246.9      $1,781.4
                                         =========      =========      ========

Net finance income
  as a % of AEA                               4.48%          4.92%
                                         =========      =========

--------------------------------------------------------------------------------

The increases in net finance income reflect the growth in average financing and leasing assets, offset in part by increased market interest rates on funds borrowed by the Corporation. Net finance income, as a percentage of AEA, decreased in 1995 due to competitive pricing pressures and the aforementioned increase in funding costs.

A comparative analysis of the weighted average interest rates paid on the Corporation's debt, before and after giving effect to interest rate swaps, is set forth below.


-------------------------------------------------------------------------------------------------------------------

                                  Three Months Ended June 30,                    Six Months Ended June 30,
                          -------------------------------------------   -------------------------------------------
                                  1995                   1994                   1995                   1994
                          --------------------   --------------------   --------------------   --------------------
                            Before    After        Before    After        Before    After        Before    After
                            Swaps     Swaps        Swaps     Swaps        Swaps     Swaps        Swaps     Swaps
                          --------------------   --------------------   --------------------   --------------------
Variable rate debt          6.20%     6.19%        4.08%     4.04%        6.17%     6.14%        3.77%     3.76%
Fixed rate debt             7.13%     6.76%        7.28%     6.69%        7.11%     6.76%        7.33%     6.69%
Composite rate              6.42%     6.43%        4.81%     5.11%        6.39%     6.40%        4.57%     4.91%

-------------------------------------------------------------------------------------------------------------------

The Corporation's interest rate swaps principally convert floating rate debt to a fixed rate. Although interest rate swaps effectively lower both the variable and fixed rates, the weighted average composite rate increases, after giving effect to interest rate swaps, because a larger proportion of the Corporation's debt, after giving effect to interest rate swaps, is subject to a fixed rate.

The Corporation enters into interest rate swaps as hedges against market interest rate fluctuations and not for trading or speculative purposes.

FEES AND OTHER INCOME

Fees and other income totaled $41.9 million in the 1995 second quarter, compared with $44.9 million in 1994, as lower factoring commissions and other income more than offset higher gains on asset sales and securitizations ($6.9 million in 1995 and $3.4 million in 1994). For the six months ended June 30, 1995, fees and other income totaled $85.2 million, compared with $84.8 million in 1994, including gains on asset sales and securitizations of $13.4 million in 1995 and $11.0 million in 1994.

SALARIES AND GENERAL OPERATING EXPENSES

The following table sets forth the components of salaries and general operating expenses.

--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                               -----------------------------------------------------
                                                       June 30,                  Increase/(Decrease)
                                               ----------------------        -----------------------
(Dollar Amounts in Thousands)                    1995           1994          Amount         Percent
                                               -------        -------        -------        --------
Salaries and employee benefits                 $47,733        $49,057        $(1,324)         (2.7)%
General operating expenses                      34,531         37,389         (2,858)         (7.6)%
                                               -------        -------        -------          ----
Salaries and general operating expenses        $82,264        $86,446        $(4,182)         (4.8)%
                                               =======        =======        =======          ====

Percent to AEA                                    2.16%          2.57%
                                               =======           ====


                                                                 Six Months Ended
                                               -------------------------------------------------------
                                                      June 30,                  Increase/(Decrease)
                                               -----------------------        ------------------------
                                                 1995           1994          Amount         Percent
                                               --------       --------       --------        --------
Salaries and employee benefits                 $ 95,835       $ 92,307       $  3,528           3.8 %
General operating expenses                       71,266         74,688         (3,422)         (4.6)%
                                               --------       --------       --------          -----
Salaries and general operating expenses        $167,101       $166,995       $    106           0.1 %
                                               ========       ========       ========          =====

Percent to AEA                                     2.22%          2.52%
                                               ========       ========

--------------------------------------------------------------------------------

The improvements in the ratios of salaries and general operating expenses to AEA reflect the realization of benefits from various expense control initiatives, including the integration of Commercial Services and BCC, the 1994 consolidation of Sales Financing's business acquisition centers, and savings from systems development in Industrial Financing. Also contributing to the improved ratios is the continued growth in financing and leasing assets, particularly in Industrial Financing and Consumer Finance, and the ability to originate and service the higher asset levels within the existing structure.

PAST DUE AND NONACCRUAL FINANCE RECEIVABLES
AND ASSETS RECEIVED IN SATISFACTION OF LOANS

Finance receivables past due 60 days or more totaled $194.9 million (1.28% of total finance receivables) at June 30, 1995, compared with $176.9 million (1.20%) at December 31, 1994 and $187.8 million (1.36%) at June 30, 1994.
Excluding past due loans in Industrial Financing that have dealer or manufacturer recourse provisions, the percentage of finance receivables past due 60 days or more was 1.13% at June 30, 1995, compared with 1.03% at December 31, 1994 and 1.12% at June 30, 1994.

Finance receivables on nonaccrual status, included in past due finance receivables, declined to $93.3 million (0.62% of total finance receivables) at June 30, 1995 compared with $110.2 million (0.75%) at December 31, 1994 and $117.0 million (0.85%) at June 30, 1994.

Assets received in satisfaction of loans were $84.8 million at June 30, 1995, down slightly from $86.5 million at December 31, 1994 but up from $67.6 million at June 30, 1994.

PROVISION AND RESERVE FOR CREDIT LOSSES

The following table summarizes the activity in the reserve for credit losses.

--------------------------------------------------------------------------------

                                                 Three Months Ended           Six Months Ended
                                                -------------------         --------------------
                                                      June 30,                     June 30,
                                                -------------------         --------------------
(Dollar Amounts in Millions)                     1995          1994          1995           1994
                                                 ----          ----          ----           ----
Net credit losses                               $17.3         $23.1         $34.7          $48.9
Provision for finance receivables change          5.0           4.3           8.5            3.4
                                                -----         -----         -----          -----
Total provision for credit losses               $22.3         $27.4         $43.2          $52.3
                                                =====         =====         =====          =====
Net credit losses as a percent (annualized)
 of average finance receivables                  0.46%         0.67%         0.46%          0.74%
                                                =====         =====         =====          =====

--------------------------------------------------------------------------------

The decrease in net credit losses as a percent of average finance receivables during 1995 reflects the continued decrease in nonaccrual finance receivables and the relatively low levels of past due balances. The reserve for credit losses at June 30, 1995 was $200.3 million (1.32% of total finance receivables), compared with $192.4 million (1.30%) at year-end 1994.

INCOME TAXES

The effective income tax rate for the 1995 second quarter was 38.4%, unchanged from the prior year period. For the first six months of 1995, the effective tax rate was 38.0% compared with 38.1% in 1994.

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data:

                                                        Six Months Ended
                                                            June 30,
                                                   --------------------------
                                                      1995           1994
                                                   -----------    -----------
Finance income*                                        9.86%         8.98%
Interest expense*                                      5.38          4.06
                                                   -----------    -----------
  Net finance income                                   4.48          4.92

Fees and other income                                  1.13          1.28
                                                   -----------    -----------

  Operating revenue                                    5.61          6.20
                                                   -----------    -----------
Salaries and general operating expenses                2.22          2.52

Net credit losses**                                    0.46          0.74
Provision for finance receivables change               0.11          0.05
                                                   -----------    -----------
  Total provision for credit losses                    0.58          0.79

Depreciation on operating lease equipment              0.46          0.47
                                                   -----------    -----------
  Operating expenses                                   3.26          3.78
                                                   -----------    -----------
  Income before provision for income taxes             2.35          2.42

Provision for income taxes                             0.89          0.92
                                                   -----------    -----------
  Net income                                           1.46%         1.50%
                                                   ===========    ===========
Average Financing and Leasing Assets (AEA)         $15,028,270    $13,246,944
                                                   ===========    ===========
Average Finance Receivables                        $14,904,367    $13,247,293
                                                   ===========    ===========

* Excludes interest income and interest expense relating to short-term interest-bearing deposits.

** Percentage to average finance receivables.

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

The following table presents information regarding the Corporation's capital structure.

--------------------------------------------------------------------------------

                                                  June 30,          December 31,
                                                   1995                1994
                                                -----------         -----------
                                                  (Dollar Amounts in Thousands)
Commercial Paper                                $ 5,544,930         $ 5,660,194
Term Debt                                         7,485,609           6,735,650
Stockholders' Equity                              1,847,567           1,793,027
                                                -----------         -----------
Total Capitalization                            $14,878,106         $14,188,871
                                                ===========         ===========

Ratios:
Debt-to-equity                                   7.05 to 1           6.91 to 1
Debt-to-equity plus reserve for credit losses    6.36 to 1           6.24 to 1

--------------------------------------------------------------------------------

During the first half of 1995, commercial paper borrowings decreased $115.3 million, and the Corporation issued $600.0 million of variable rate and $650.0 million of fixed rate term debt. Repayments of term debt totaled $500.0 million during the first six months of 1995. At June 30, 1995, $7.71 billion of unissued debt securities remained available under shelf registration statements.

At June 30, 1995, commercial paper borrowings were supported by $4.62 billion of committed credit line facilities, representing 83% of commercial paper outstanding. No borrowings have been made under credit lines since 1970.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 13, 1995, The Dai-Ichi Kangyo Bank, Limited and MHC Holdings (Delaware), Inc., by unanimous written consent, re-elected the following ten persons to the Board of Directors to serve until April 30, 1996 or until their successors shall have been elected and qualified:

        Messrs.     Hisao Kobayashi (Chairman)
                    Albert R. Gamper, Jr.
                    Hideo Kitahara
                    Michio Murata
                    Joseph A. Pollicino
                    Paul N. Roth
                    Peter J. Tobin
                    Toshiji Tokiwa
                    Keiji Torii
                    William H. Turner

        On June 29, 1995, Mr. Hideo Kitahara and Mr. Toshiji Tokiwa resigned from the Board and the stockholders, by unanimous written consent, elected Mr. Takasuke Kaneko and Mr. Kenji Nakamura for the balance of Mr. Kitahara's and Mr. Tokiwa's terms as Directors.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

        (b) Exhibit 27 - Financial Data Schedule

        (c) A Form 8-K report dated April 11, 1995 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended March 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  The CIT Group Holdings, Inc.
                                                  ------------------------------
                                                                  (Registrant)



                                           BY /s/ J. M. Leone
                                              ----------------------------------
                                                  J. M. Leone
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (duly authorized and principal
                                                  accounting officer)





DATE: August 8, 1995