Form 10-Q
period 1995-09-30
CIT GROUP HOLDINGS INC /DE/
filed 1995-11-09
CIK 20388

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

                For the quarterly period ended SEPTEMBER 30, 1995
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

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

                                      NONE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes ____X___      No __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1995: 1,000 shares.

================================================================================

                          THE CIT GROUP HOLDINGS, INC.
                                AND SUBSIDIARIES
                                   (UNAUDITED)



          TABLE OF CONTENTS                                                 PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Consolidated Balance Sheets - September 30, 1995 and
             December 31, 1994.                                             2-3
           Consolidated Income Statements for the three and nine
             month periods ended September 30, 1995 and 1994.               4
           Consolidated Statements of Changes in Stockholders' Equity for
             the nine month periods ended September 30, 1995 and 1994.      5
           Consolidated Statements of Cash Flows for the nine
             month periods ended September 30, 1995 and 1994.               6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7-18

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 19

                          PART I. FINANCIAL INFORMATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1994 Annual Report on Form 10-K and the March 31, 1995 quarterly report on Form 10-Q for The CIT Group Holdings, Inc. (the "Corporation").


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

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                                 September 30,      December 31,
Assets                                               1995               1994
                                                 -------------      ------------
Financing and leasing assets
Capital Equipment Financing ................     $  4,466,977      $  4,493,531
Business Credit ............................        1,650,080         1,442,049
Credit Finance .............................          766,539           719,642
                                                 ------------      ------------
  Corporate Finance ........................        6,883,596         6,655,222

Commercial Services ........................        1,964,553         1,896,233

Industrial Financing .......................        4,635,230         4,269,693
Sales Financing ............................        1,367,059         1,402,443
                                                 ------------      ------------
  Dealer and Manufacturer Financing ........        6,002,289         5,672,136

Consumer Finance ...........................          930,558           570,772
                                                 ------------      ------------

   Total finance receivables ...............       15,780,996        14,794,363
Reserve for credit losses ..................         (202,142)         (192,421)
                                                 ------------      ------------
  Net finance receivables ..................       15,578,854        14,601,942

Operating lease equipment ..................        1,017,625           867,914
                                                 ------------      ------------
  Net financing and leasing assets .........       16,596,479        15,469,856

Cash and cash equivalents ..................          109,652             6,558

Other assets ...............................          535,419           487,076
                                                 ------------      ------------
  Total assets .............................     $ 17,241,550      $ 15,963,490
                                                 ============      ============

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                                      September 30, December 31,
Liabilities and Stockholders' Equity                      1995          1994
                                                      ------------  ------------

Debt
Commercial paper .................................    $ 5,231,479    $ 5,660,194
Variable rate notes ..............................      4,377,500      3,812,500
Fixed rate notes .................................      3,442,582      2,623,150
Subordinated fixed rate notes ....................        300,000        300,000
                                                      -----------    -----------
  Total debt .....................................     13,351,561     12,395,844

Credit balances of factoring clients .............      1,077,371        993,394
Accrued liabilities and payables .................        493,806        354,714
Deferred Federal income taxes ....................        441,814        426,511
                                                      -----------    -----------
  Total liabilities ..............................     15,364,552     14,170,463

Stockholders' equity
Common stock - authorized, issued and
 outstanding - 1,000 shares ......................        250,000        250,000
Paid-in capital ..................................        408,320        408,320
Retained earnings ................................      1,218,678      1,134,707
                                                      -----------    -----------
  Total stockholders' equity .....................      1,876,998      1,793,027
                                                      -----------    -----------
  Total liabilities and stockholders' equity .....    $17,241,550    $15,963,490
                                                      ===========    ===========

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                          (Dollar Amounts in Thousands)


                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                   -----------------------------   --------------------------------
                                                       1995            1994             1995              1994
                                                   -------------   -------------   ---------------    -------------

Finance income ................................    $  388,789      $  322,189      $  1,133,052       $  923,695
Interest expense ..............................       210,015         161,349           618,202          437,444
                                                   ----------      ----------      ------------       ----------

  Net finance income ..........................       178,774         160,840           514,850          486,251

Fees and other income .........................        47,847          46,966           133,063          131,748
                                                   ----------      ----------      ------------       ----------

  Operating revenue ...........................       226,621         207,806           647,913          617,999
                                                   ----------      ----------      ------------       ----------

Salaries and general operating
 expenses .....................................        85,890          85,194           252,989          252,189

Provision for credit losses ...................        24,039          20,041            67,223           72,333

Depreciation on operating lease
 equipment ....................................        21,462          16,397            56,278           47,275
                                                   ----------      ----------      ------------       ----------

  Operating expenses ..........................       131,391         121,632           376,490          371,797
                                                   ----------      ----------      ------------       ----------

  Income before provision for income
   taxes ......................................        95,230          86,174           271,423          246,202

Provision for income taxes ....................        36,792          33,587           103,660           94,609
                                                   ----------       ---------       -----------       ----------

  Net income ..................................    $   58,438       $  52,587       $   167,763       $  151,593
                                                   ==========       =========       ===========       ==========

Ratio of earnings to fixed charges ............         --              --                 1.43             1.56


                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)


                                                      Nine Months Ended
                                                        September 30,
                                            ------------------------------------
                                                  1995               1994
                                            ----------------   -----------------

Balance, January 1 ...................         $ 1,793,027          $ 1,692,235
Net income ...........................             167,763              151,593
Dividends paid .......................             (83,792)             (75,916)
                                               -----------          -----------

Balance, September 30 ................         $ 1,876,998          $ 1,767,912
                                               ===========          ===========

                          THE CIT GROUP HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                        1995           1994
                                                    ------------    -----------
CASH FLOWS FROM OPERATIONS
Net income .......................................  $    167,763    $   151,593
Adjustments to reconcile net income to net cash
 flows from operations:
 Provision for credit losses .....................        67,223         72,333
 Depreciation and amortization ...................        62,577         54,413
 Provision for deferred Federal income taxes .....        15,040         11,112
 Gains on asset sales ............................       (25,443)       (20,916)
 Increase in accrued liabilities and payables ....       139,092         56,475
 Increase in other assets ........................       (16,400)        (3,846)
 Other ...........................................       (16,435)       (14,516)
                                                       ---------      ---------
  Net cash flows provided by operations ..........       393,417        306,648
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended ...................................   (22,824,793)   (16,667,886)
Collections on loans .............................    21,207,271     16,119,606
Purchases of assets to be leased .................      (611,880)      (673,394)
Collections on lease receivables .................       589,240        400,396
Net decrease (increase) in short-term
  factoring receivables ..........................        12,463       (261,420)
Proceeds from asset sales ........................       602,522        493,209
Proceeds from sales of assets received in
 satisfaction of loans ...........................        20,818         34,896
Purchases of finance receivables portfolios ......       (22,767)      (133,168)
Acquisition of Barclays Commercial Corp. .........          --         (435,630)
Other ............................................       (39,077)       (27,060)
                                                     -----------    -----------
  Net cash flows used for investing activities ...    (1,066,203)    (1,150,451)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable and
 fixed rate notes ................................     2,500,000      2,086,200
Repayments of variable and fixed rate notes ......    (1,115,568)    (1,179,550)
Net (decrease) increase in commercial paper ......      (428,715)        25,081
Proceeds from nonrecourse leveraged lease debt ...         3,499         27,571
Repayments of nonrecourse leveraged lease debt ...       (99,544)       (76,758)
Cash dividends paid ..............................       (83,792)       (75,916)
                                                     -----------    -----------
  Net cash flows from financing activities .......       775,880        806,628
                                                     -----------    -----------

Net increase (decrease) in cash and
  cash equivalents ...............................       103,094        (37,175)
Cash and cash equivalents, beginning of period ...         6,558        101,554
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $   109,652    $    64,379
                                                     ===========    ===========

Supplemental disclosures
Interest paid ....................................   $   636,770    $   428,692
Federal and State and Local taxes paid ...........   $    76,213    $    75,965
Noncash transfer of receivables to other assets .. $ 550,855 $ 48,381 Noncash transfers of financing and leasing assets
 to assets received in satisfaction of loans .....   $    17,668    $    37,984

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

NET INCOME

Net income for the 1995 third quarter totaled a record $58.4 million, an increase of $5.8 million (11.1%) from $52.6 million in 1994. For the nine months ended September 30, 1995, net income totaled a record $167.8 million, an increase of $16.2 million (10.7%) from the comparable 1994 period. The improvements in both 1995 periods were principally due to a higher level of financing and leasing assets and continued emphasis on credit quality, offset, in part, by increased interest expense.

FINANCING AND LEASING ASSETS

Changes in financing and leasing assets from year-end 1994 are presented in the following table.

                                                                             Change
                                         September 30, December 31,   ---------------------
                                             1995         1994         Amount      Percent
                                         ------------- ------------    ------      -------
                                                     (Dollar Amounts in Millions)
Finance receivables
  Capital Equipment Financing ..........  $  4,467.0   $   4,493.5    $  (26.5)      (0.6)%
  Business Credit ......................     1,650.1       1,442.1       208.0       14.4
  Credit Finance .......................       766.5         719.6        46.9        6.5
  Commercial Services ..................     1,964.5       1,896.2        68.3        3.6
  Industrial Financing .................     4,635.2       4,269.7       365.5        8.6
  Sales Financing ......................     1,367.1       1,402.5       (35.4)      (2.5)
  Consumer Finance .....................       930.6         570.8       359.8       63.0
                                          ----------   -----------    --------     ------
    Total finance receivables ..........    15,781.0      14,794.4       986.6        6.7
                                          ----------   -----------    --------     ------

Operating lease equipment
  Capital Equipment Financing ..........       717.4         648.7        68.7       10.6
  Industrial Financing .................       300.2         219.2        81.0       36.9
                                          ----------   -----------    --------     ------
    Total operating lease equipment ....     1,017.6         867.9       149.7       17.2
                                          ----------   -----------    --------     ------
    Total financing and  leasing  assets  $ 16,798.6   $  15,662.3    $1,136.3        7.2%
                                          ==========   ===========    ========     ======

The changes from December 31, 1994, with respect to finance receivables, are discussed below for each business unit.

  o Capital Equipment Financing - Customized secured equipment financing and leasing of major capital equipment for medium and larger-sized companies.

     New business volume totaled $767.6 million in 1995, 7.5% higher than the comparable 1994 period. Finance receivables declined $26.5 million, principally due to normal liquidations and asset sales for risk management purposes.

  o Business Credit - Revolving and term loans, including debtor-in-possession and workout financing, for medium and larger-sized companies secured by accounts receivable, inventory and fixed assets.

     Finance receivables increased $208.0 million (14.4%) as a result of strong growth in new business volume of $341.1 million as well as the first quarter 1995 transfer from Commercial Services of approximately $75 million of revolving and term loans acquired as part of the Barclays Commercial Corporation ("BCC") purchase.

  o Credit Finance - Revolving and term loans, including restructurings, for small and medium-sized companies secured by accounts receivable, inventory and fixed assets.

     Finance receivables rose $46.9 million (6.5%) on new business volume of $135.8 million.

  o Commercial Services - Credit protection and lending facilities, including factoring of accounts receivable, as well as bookkeeping and collection activities.

     The increase of $68.3 million (3.6%) in finance receivables from year-end 1994 reflects seasonal trends and a relatively unchanged level of volume ($9.3 billion) due primarily to continued weakness in retail apparel sales.

  o  Industrial   Financing  -  Secured  equipment  financing  and  leasing  for medium-sized companies, including dealer and manufacturer financing.

     The increase in finance receivables of $365.5 million (8.6%) is due to record 1995 new business volume of $1.8 billion based on strong demand across most geographic and industry markets served.

  o  Sales  Financing  - Retail  secured  financing  of  recreational  vehicles,
     manufactured   housing  and   recreational   boats   through   dealers  and
     manufacturers.

     Finance receivables declined $35.4 million (2.5%) from December 1994 due to securitizations totaling $517.0 million as well as the transfer of $98.3 million of finance receivables to assets held for sale at September 30, 1995. New business volume totaled a record $740.8 million (an increase of 48.4% from 1994), principally due to growth in manufactured housing volume. At September 30, 1995, Sales Financing was servicing $1.12 billion of finance receivables owned by other financial institutions and securitization trusts which are not included in the preceding table.

  o  Consumer   Finance  -  Loans  secured  by  first  or  second  mortgages  on residential real estate.

     Finance receivables rose $359.8 million (63.0%) due to new business volume of $453.6 million in 1995 (up 58.6% from 1994) based on the combination of direct consumer originations and purchases of loans originated by others.

Operating lease equipment increased $149.7 million (17.2%) from December 31, 1994, principally due to an increase in railroad equipment and commercial and corporate aircraft. (See the discussion in the "Commercial Airline Industry" section which follows.)

Commercial Airline Industry

Commercial airline finance receivables and operating lease equipment totaled $1.89 billion (11.2% of total financing and leasing assets) at September 30, 1995 compared with $1.90 billion (12.1%) at December 31, 1994. The portfolio is secured by commercial aircraft and related equipment. Management continues to monitor the size of this portfolio relative to total financing and leasing assets.

The following table presents information about the commercial airline portfolio.


--------------------------------------------------------------------------------
                                                     September 30,  December 31,
                                                         1995          1994
                                                     -------------  ------------
                                                    (Dollar Amounts in Millions)
Finance Receivables
  Amount outstanding(a) ........................        $1,382.6        $1,417.0
  Number of obligors ...........................              49              46
Operating Leases
  Net carrying value ...........................          $503.6          $482.3
  Number of obligors ...........................              23              21
                                                        --------        --------
Total ..........................................        $1,886.2        $1,899.3
                                                        --------        --------
Number of obligors(b) ..........................              66              62
                                                        --------        --------
Number of aircraft(c) ..........................             259             282
                                                        --------        --------
---------------
(a) Includes accrued rents on operating leases of $0.2 million at September 30, 1995 and $1.1 million at December 31, 1994, which were classified as finance receivables in the Consolidated Balance Sheets.
(b) Certain obligors have both finance receivable and operating lease transactions.
(c) The decline in the number of aircraft from December 1994 principally reflects the maturity of loans with one obligor collateralized by 17 aircraft.

--------------------------------------------------------------------------------

As a result of an investigation by the Federal Aviation Administration, Express One International, a Dallas based cargo and passenger airline, grounded its fleet on June 6, 1995 and filed for protection under Chapter 11 of the
Bankruptcy Code. After the filing, all operating lease agreements were cancelled. The Corporation took possession of the four related aircraft and, as of September 30, 1995, had placed two of these aircraft on operating lease with two carriers and has agreements in place to deliver the remaining aircraft to two other carriers during the fourth quarter. The above transaction did not have a significant effect on the Corporation's consolidated financial position or results of operations.

Highly Leveraged Transactions

Highly leveraged transactions ("HLTs") totaled $419.8 million (2.5% of financing and leasing assets before the reserve for credit losses) at September 30, 1995 compared with $436.1 million (2.8%) at December 31, 1994. Unfunded HLT commitments to lend were $186.2 million at September 30, 1995 compared with $202.1 million at December 31, 1994.

At September 30, 1995, the portfolio consisted of 34 obligors in 11 industry groups located throughout the United States, with the largest regional concentrations in the Southeast (30.1%) and the West (29.8%). Total HLT outstandings classified as nonaccrual totaled $36.0 million (3 accounts) at September 30, 1995 compared with $57.7 million (4 accounts) at December 31, 1994.

FINANCE INCOME

An analysis of 1995 and 1994 net finance income is set forth below:
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                              ----------------------------------
                                                   September 30,
                                              ----------------------
(Dollar Amounts in Millions)                    1995          1994      Increase
                                              ---------    ---------    --------

Finance income ...........................    $   388.8    $   322.1    $   66.7
Interest expense .........................        210.0        161.3        48.7
                                              ---------    ---------    --------
Net finance income .......................    $   178.8    $   160.8    $   18.0
                                              =========    =========    ========

Average financing and leasing assets (AEA)    $15,555.1    $13,732.1    $1,823.0
                                              =========    ==========   ========

Net finance income as a % of AEA .........       4.60%       4.68%
                                              =========    ==========

                                                      Nine Months Ended
                                              ----------------------------------
                                                   September 30,
                                              ----------------------
                                                1995          1994      Increase
                                              ---------    ---------    --------
Finance income ...........................    $ 1,133.1    $   923.7    $  209.4
Interest expense .........................        618.2        437.4       180.8
                                              ---------    ---------    --------
Net finance income .......................    $   514.9    $   486.3    $   28.6
                                              =========    =========    ========

Average financing and leasing assets (AEA)    $15,200.0    $13,408.6    $1,791.4
                                              =========    =========    ========

Net finance income as a % of AEA .........      4.52%        4.83%
                                              =========    =========

--------------------------------------------------------------------------------

The increases in net finance income reflect the growth in financing and leasing assets, partially offset by higher interest expense. Net finance income, as a percentage of AEA, decreased in 1995 due to competitive pricing pressures and increased borrowing costs.

A comparative analysis of the weighted average interest rates paid on the Corporation's debt, before and after giving effect to interest rate swaps, is set forth below.

-------------------------------------------------------------------------------------------------------------------

                             Three Months Ended September 30,                Nine Months Ended September 30,
                      ----------------------------------------------   --------------------------------------------
                              1995                       1994                1995                       1994
                      --------------------         -----------------   -----------------         ------------------
                        Before     After            Before   After      Before   After            Before    After
                         Swaps     Swaps            Swaps    Swaps      Swaps    Swaps             Swaps    Swaps
                      --------------------         -----------------   -----------------         ------------------
Variable rate debt ..    5.98%     5.97%            4.70%    4.71%      6.09%    6.08%             4.08%    4.09%
Fixed rate debt .....    7.06%     6.76%            7.20%    6.68%      7.09%    6.76%             7.29%    6.69%
Composite rate ......    6.26%     6.33%            5.24%    5.49%      6.33%    6.38%             4.79%    5.11%

-------------------------------------------------------------------------------------------------------------------


The Corporation's interest rate swaps principally convert floating rate debt to fixed rate debt and effectively lower both the variable and fixed rates. The weighted average composite rate increases, however, because a larger proportion of the Corporation's debt, after giving effect to interest rate swaps, is subject to a fixed rate.

The Corporation enters into interest rate swaps as hedges against market interest rate fluctuations and not for trading or speculative purposes.

FEES AND OTHER INCOME

Fees and other income totaled $47.8 million in the 1995 third quarter compared with $47.0 million in 1994, as higher gains on asset sales and securitizations totaling $12.0 million in 1995, as compared with $9.9 million in 1994, and an increase in other income more than offset lower factoring commissions. For the nine months ended September 30, 1995, fees and other income totaled $133.1 million compared with $131.7 million in 1994, including gains on asset sales and securitizations of $25.4 million in 1995 and $20.9 million in 1994.

SALARIES AND GENERAL OPERATING EXPENSES

The following table sets forth the components of salaries and general operating expenses.

------------------------------------------------------------------------------------------------------------------

                                                              Three Months Ended
                                            ----------------------------------------------------
                                                   September 30,           Increase/(Decrease)
                                            ------------------------     -----------------------
(Dollar Amounts in Thousands)                  1995           1994        Amount         Percent
                                            ---------      ---------     ----------      -------
Salaries and employee benefits .........    $  49,581      $  46,861     $    2,720        5.8 %
General operating expenses .............       36,309         38,333         (2,024)      (5.3)%
                                            ---------      ---------     ----------        -----
Salaries and general operating expenses     $  85,890      $  85,194     $      696        0.8 %
                                            =========      =========     ==========        =====

Percent to AEA .........................       2.21%          2.48%
                                            =========      =========

                                                              Nine Months Ended
                                            ----------------------------------------------------
                                                   September 30,           Increase/(Decrease)
                                            ------------------------     -----------------------
                                               1995           1994        Amount         Percent
                                            ---------      ---------     ----------      -------

Salaries and employee benefits ........      $145,414       $139,168       $  6,246        4.5 %
General operating expenses ............       107,575        113,021         (5,446)      (4.8)%
                                             --------       --------       --------        -----
Salaries and general operating expenses      $252,989       $252,189       $    800        0.3 %
                                             ========       ========       ========        =====
Percent to AEA ........................        2.22%          2.51%
                                             ========       ========

--------------------------------------------------------------------------------

The improvements in the ratios of salaries and general operating expenses to AEA reflect further operating efficiencies across all business units, most notably in Commercial Services and Industrial Financing.

PAST DUE AND NONACCRUAL FINANCE RECEIVABLES
AND ASSETS RECEIVED IN SATISFACTION OF LOANS

     Finance receivables past due 60 days or more totaled $275.5 million (1.75% of total finance receivables) at September 30, 1995 compared with $194.9 million (1.28% of total finance receivables) at June 30, 1995 and $176.9 million (1.20% of total finance receivables) at December 31, 1994. Excluding past due loans in Industrial Financing that have dealer or manufacturer recourse provisions, the percentage of finance receivables past due 60 days or more was 1.61% at September 30, 1995 compared with 1.03% at December 31, 1994. The increase from June 30, 1995 is primarily attributable to certain shipping industry and cruise line finance receivables placed on nonaccrual status during the third quarter (see discussion below).

     Finance receivables on nonaccrual status, included in past due finance receivables, increased to $156.2 million (0.99% of total finance receivables) at September 30, 1995 from $93.3 million (0.62% of total finance receivables) at
June 30, 1995 and $110.2 million (0.75% of total finance receivables) at December 31, 1994. The third quarter balance includes approximately $52.0 million of finance receivables with a shipping company collateralized by oceangoing carriers. The fair value of the collateral, based upon third party appraisals, exceeds the carrying value at September 30, 1995. Additionally, finance receivables of approximately $37.0 million with a cruise line were placed on nonaccrual status during the third quarter. On October 30, 1995, the cruise line ceased operations and, on November 7, 1995, filed for protection under Chapter 11 of the Bankruptcy Code. These receivables are collateralized by two vessels. Management believes that this transaction will not have a significant effect on the Corporation's consolidated financial position or results of operations.

Assets received in satisfaction of loans declined to $41.3 million at September 30, 1995 from $84.8 million at June 30, 1995 and $86.5 million at December 31, 1994 due to two commercial aircraft being placed on long term leases which are included in finance receivables at September 30, 1995.

PROVISION AND RESERVE FOR CREDIT LOSSES

The following table summarizes the activity in the reserve for credit losses.
--------------------------------------------------------------------------------

                                                                Three Months Ended            Nine Months Ended
                                                              -----------------------      -----------------------
                                                                   September 30,                 September 30,
                                                              -----------------------      -----------------------
(Dollar Amounts in Millions)                                    1995           1994           1995          1994
                                                              --------      ---------      ---------      --------
Net credit losses .....................................       $   21.9      $    18.2      $    56.7      $    67.1
Provision for finance receivables change ..............            2.1            1.8           10.5            5.2
                                                              --------      ---------      ---------      ---------
Total provision for credit losses .....................       $   24.0      $    20.0      $    67.2      $    72.3
                                                              ========      =========      =========      =========
Net credit losses as a percent (annualized)
 of average finance receivables .......................          0.57%          0.52%          0.50%          0.66%
                                                              ========      =========      =========      =========

-------------------------------------------------------------------------------------------------------------------

Net credit losses for the three months ended September 30, 1995 totaled $21.9 million as compared with $18.2 million for the three months ended September 30, 1994. The increase is due to a higher level of credit losses in the Corporate Finance portfolio for the third quarter of 1995. Net credit losses for the nine months ended September 30, 1995 totaled $56.7 million as compared with $67.1 million for the nine months ended September 30, 1994. The decline was due to a higher level of recoveries for the nine month period of 1995. The reserve for credit losses at September 30, 1995 was $202.1 million (1.28% of total finance receivables) compared with $192.4 million (1.30%) at year-end 1994.

INCOME TAXES

The effective income tax rate for the 1995 third quarter was 38.6% compared with 39.0% from the prior year period. For the first nine months of 1995, the effective tax rate was 38.2% compared with 38.4% in 1994.

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data:
                                                         Nine Months Ended
                                                            September 30,
                                                 -------------------------------
                                                     1995                1994
                                                 -----------         -----------
Finance income* ................................       9.90%               9.08%
Interest expense* ..............................       5.38                4.25
                                                 -----------         -----------
  Net finance income ...........................       4.52                4.83
Fees and other income ..........................       1.17                1.31
                                                 -----------         -----------
  Operating revenue ............................       5.69                6.14
                                                 -----------         -----------
Salaries and general operating expenses ........       2.22                2.51
Net credit losses** ............................       0.50                0.66
Provision for finance receivables change .......       0.09                0.05
                                                 -----------         -----------
  Total provision for credit losses ............       0.59                0.71
Depreciation on operating lease equipment ......       0.49                0.47
                                                 -----------         -----------
  Operating expenses ...........................       3.30                3.69
                                                 -----------         -----------
Income before provision for income taxes .......       2.39                2.45
Provision for income taxes .....................       0.92                0.94
                                                 -----------         -----------
  Net income ...................................       1.47%               1.51%
                                                 ===========         ===========
Average Financing and Leasing Assets (AEA) ..... $15,199,974         $13,408,639
                                                 ===========         ===========
Average Finance Receivables .................... $15,212,597         $13,518,880
                                                 ===========         ===========


 * Excludes   interest  income  and  interest   expense   relating to short-term
   interest-bearing deposits.
** Percentage to average finance receivables.

LIQUIDITY AND CAPITALIZATION

The Corporation manages liquidity by monitoring the relative maturities of assets and liabilities and by borrowing funds, primarily in the United States money and capital markets. The proceeds of such borrowings are used to fund asset growth (including the bulk purchase of finance receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis.

The following table presents information regarding the Corporation's capital structure.

--------------------------------------------------------------------------------

                                                     September 30,  December 31,
                                                          1995          1994
                                                     -------------  ------------
                                                   (Dollar Amounts in Thousands)
Commercial Paper .................................    $ 5,231,479    $ 5,660,194
Term Debt ........................................      8,120,082      6,735,650
Stockholders' Equity .............................      1,876,998      1,793,027
                                                      -----------    -----------
Total Capitalization .............................    $15,228,559    $14,188,871
                                                      ===========    ===========

Ratios:
Debt-to-equity ...................................      7.11 to 1      6.91 to 1
Debt-to-equity plus reserve for credit losses ....      6.42 to 1      6.24 to 1

--------------------------------------------------------------------------------

During the first nine months of 1995, commercial paper borrowings decreased $428.7 million, the Corporation issued $1.6 billion of variable rate and $900.0 million of fixed rate term debt and repaid $1.1 billion of debt. At September 30, 1995, $6.46 billion of unissued debt securities remained available under shelf registration statements.

At September 30, 1995, commercial paper borrowings were supported by $4.64 billion of committed credit line facilities, representing 89% of commercial paper outstanding. No borrowings have been made under credit lines since 1970.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

        (b)  Exhibit 27 - Financial Data Schedule

        (c) A Form 8-K report dated July 13, 1995 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended June 30, 1995.

        (d) A Form 8-K report dated October 12, 1995 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended September 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             The CIT Group Holdings, Inc.
                                                             (Registrant)



                                          By /s/ J. M. Leone
                                             -----------------------------------
                                             J. M. Leone
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (duly authorized and principal
                                             accounting officer)


DATE:November 9, 1995