Form 10-K
period 1995-12-31
CIT GROUP HOLDINGS INC /DE/
filed 1996-03-22
CIK 20388

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                   -----------
                                    Form 10-K
                                   -----------
(Mark One)
     [X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

                                       OR

     [ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
`         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from             to
                                   -----------
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

       Registrant's telephone number, including area code: (212) 536-1950
                                   -----------
           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
       Title of each class                                 which registered
       -------------------                             ------------------------
8 3/4% Notes Due April 15, 1998....................      New York Stock Exchange
5 7/8% Notes Due October 15, 2008..................      New York Stock Exchange

                                   -----------
           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

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

     None of the voting stock of the Registrant is held by non-affiliates of the Registrant. 80% of the voting stock of the Registrant is owned by The Dai-Ichi Kangyo Bank, Limited and 20% by CBC Holding
     (Delaware)  Inc.,  a  wholly-owned  subsidiary  of  Chemical  Banking
     Corporation.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                    March 1, 1996--Common Stock--1,000 Shares

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

                                      None
================================================================================

                                TABLE OF CONTENTS

Form 10-K
 Item No.                         Name of Item                              Page
 --------                         ------------                              ----

                                     Part I

Item  1.  Business .......................................................     1
            General ......................................................     1
            Business and Services ........................................     1
            Industry Concentration .......................................     3
            Competition ..................................................     3
            Regulation ...................................................     3
Item  2.  Properties .....................................................     4
Item  3.  Legal Proceedings ..............................................     4
Item  4.  Submission of Matters to a Vote of Security Holders ............     4

                                    Part II

Item  5.  Market for Registrant's Common Equity and
          Related Stockholder Matters ....................................     5
Item  6.  Selected Financial Data ........................................     6
Item  7.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations .....................................................    11
Item  8.  Financial Statements and Supplementary Data ....................    27
Item  9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure .........................    50

                                    Part III

Item  10. Directors and Executive Officers of the Registrant .............    51
Item  11. Executive Compensation .........................................    53
            Long-Term Incentive Plan .....................................    54
            Defined Benefit Plans ........................................    54
            Employment Agreements ........................................    56
            Termination and Change-in-Control Arrangements ...............    57
Item  12. Security Ownership of Certain Beneficial
          Owners and Management ..........................................    58
Item  13. Certain Relationships and Related Transactions .................    58

                                     Part IV

Item  14. Exhibits, Financial Statement Schedule and
          Reports on Form 8-K ............................................    59

                                     PART I
Item 1.  Business

GENERAL

     The CIT Group Holdings, Inc. (the "Corporation"), a Delaware corporation, is a successor to a company founded in St. Louis, Missouri on February 11, 1908. It has its principal executive offices at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 536-1950. The Corporation, operating directly or through its subsidiaries primarily in the United States, engages in financial services activities through a nationwide distribution network. The Corporation provides financing primarily on a secured basis to commercial borrowers, ranging from middle-market to larger companies, and to a lesser extent to consumers. While these secured lending activities reduce the risk of losses from extending credit, the Corporation's results of operations can also be affected by other factors, including general economic conditions, competitive conditions, the level and volatility of interest rates, concentrations of credit risk, and government regulation and supervision. The Corporation does not finance the development or construction of commercial real estate. The Corporation has eight strategic business units which offer commercial and consumer financing, and factoring products and services to clients. The Corporation had 2,738 employees at December 31, 1995, up from 2,689 employees at December 31, 1994.

     The Dai-Ichi Kangyo Bank, Limited ("DKB") owns eighty percent (80%) of the issued and outstanding shares of common stock of the Corporation. DKB purchased a sixty percent (60%) common stock interest in the Corporation from Manufacturers Hanover Corporation ("MHC") at year-end 1989 and acquired an additional twenty percent (20%) common stock interest in the Corporation on December 15, 1995 from CBC Holding (Delaware) Inc. (formerly known as MHC Holdings (Delaware) Inc.) ("CBC Holding"), a wholly owned subsidiary of Chemical Banking Corporation ("CBC"). CBC acquired CBC Holding as part of the merger between MHC and CBC on December 31, 1991 and continues to own the remaining twenty percent (20%) common stock interest in the Corporation through CBC Holding. DKB has a five-year option, expiring December 15, 2000, to purchase the remaining twenty percent (20%) common stock interest from CBC.

     In accordance with a stockholders agreement among DKB, CBC, as successor to MHC, and the Corporation, dated as of December 29, 1989, as amended by an Amendment to Stockholders' Agreement, dated December 15, 1995 (the "Stockholders Agreement"), one nominee of the Board of Directors is designated by CBC. The Stockholders Agreement also contains restrictions with respect to the transfer of the stock of the Corporation to third parties.

BUSINESS AND SERVICES

Business Credit

     The CIT Group/Business Credit offers revolving and term loans secured by accounts receivable, inventories and fixed assets to medium and larger-sized companies. Such loans are used by clients primarily for acquisitions, refinancings, debtor-in-possession and turnaround financings. The CIT Group/Business Credit sells participation interests in such loans to other lenders and will occasionally purchase participation interests in such loans originated by other lenders. Business is developed through direct calling efforts and through other sources originated by new business development officers. The CIT Group/Business Credit is headquartered in New York City, with sales and customer service offices in New York, Chicago, Dallas, Los Angeles, Atlanta and Charlotte.

Capital Equipment Financing

      The CIT Group/Capital Equipment Financing specializes in customized secured financing and leasing for medium-sized and large corporations in the form of single investor leases, debt and equity portions of leveraged leases, operating leases, direct loans, sale and leaseback arrangements, portfolio acquisitions and project financings for major capital equipment and other income producing assets. Such business is developed directly with large companies and through third parties. A business group within The CIT Group/Capital Equipment

Financing augments its marketing efforts and provides services relating to its area of expertise. The CIT Group/Capital Investments is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. and acts as an agent, broker, and advisor in financing and leasing transactions. The CIT Group/Capital Equipment Financing is headquartered in New York City, with sales offices in twenty cities, including New York, Chicago and Los Angeles.

Credit Finance

     The CIT Group/Credit Finance offers revolving and term loans to small and medium-sized companies secured by accounts receivable, inventories, and fixed assets. Such loans are used by clients for working capital, in refinancings, acquisitions, leveraged buyouts and reorganizations, restructurings, turnarounds and Chapter 11 situations. Business is developed through direct calling efforts and through other sources developed by new business development officers. The CIT Group/Credit Finance is headquartered in New York City, with sales and customer service offices in New York, Chicago and Los Angeles and loan production offices in seven other cities.

Industrial Financing

     The CIT Group/Industrial Financing offers secured equipment financing and leasing products, including direct secured loans, leases, revolving lines of credit, sale and leaseback arrangements, vendor financing and specialized wholesale and retail financing for distributors and manufacturers, portfolio acquisition, business aircraft financing, third party financing and medical equipment financing. The CIT Group/Industrial Financing is headquartered in Livingston, New Jersey with a nationwide network of local offices and sales offices in eighteen cities, including Berwyn, Pennsylvania, Tempe, Arizona and Atlanta, Georgia, which also serve as regional and customer service offices.

Commercial Services

     The CIT Group/Commercial Services offers a full range of domestic and international customized credit protection and lending services. These services include factoring, working capital and term loans, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing and letter of credit programs. The CIT Group/Commercial Services is headquartered in New York City, with full service offices in New York, Los Angeles, Dallas and Charlotte and sales offices in Miami and Hong Kong.
Bookkeeping and collection functions are located in a service center in Danville, Virginia.

Equity Investments and Venture Capital

      The CIT Group/Equity Investments and its subsidiary The CIT Group/Venture Capital originate and participate in merger and acquisition transactions, purchasing private equity and equity-related securities, and arranging transaction financing. These units also invest in emerging growth opportunities in selected industries, including the life sciences, information technology, communications and consumer products. Business is developed through direct solicitation, or through referrals from investment banking firms, financial intermediaries, or the Corporation's other business units. The CIT Group/Venture Capital is a federal licensee under the Small Business Investment Act of 1958. The CIT Group/Equity Investments and The CIT Group/Venture Capital are headquartered in Livingston, New Jersey.

Consumer Finance

      The CIT Group/Consumer Finance offers loans secured by first or second mortgages on residential real estate and home equity lines of credit. The CIT Group/Consumer Finance generates business through brokers and direct marketing efforts and also acquires "home equity" portfolios originated by others. This business unit is headquartered in Livingston, New Jersey with 20 branch offices serving 35 states, three regional business centers, which originate mortgage loans as well as purchase mortgage loans from third parties, and a national home equity center, which engages in nationwide direct marketing. Servicing and collection support is provided by the Sales Financing asset service center located in Oklahoma City, Oklahoma.

Sales Financing

     The CIT Group/Sales Financing, working through dealers, manufacturers and brokers provides retail secured financing on a nationwide basis for the purchase of recreational vehicles, manufactured housing and recreational boats. The CIT Group/Sales Financing also purchases portfolios of these assets from banks, savings and loans, investment banks and others, offers to manufacturers retail and wholesale "private label" financing programs, and provides servicing for portfolios owned by other financial institutions, U.S. government agencies, and securitization trusts. The CIT Group/Sales Financing is headquartered in Livingston, New Jersey with an asset service center in Oklahoma City, Oklahoma, and covers the United States from five regional business centers located in Atlanta, Boston, Kansas City, Sacramento and Seattle.

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

COMPETITION

     The business in which the Corporation engages is highly competitive, with business developed primarily on the basis of customizing transaction structure, client service and relationships, and payment terms. The Corporation is subject to competition from many financial institutions, including finance companies, banks, leasing companies and investment banks. The Corporation's Commercial Services unit is one of the largest factoring operations in the United States.

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

REGULATION

     DKB is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act"), and is registered as such with the Federal Reserve Board. As a result, the Corporation is subject to certain provisions of the Act. In general, the Act limits the activities in which a bank holding company and its subsidiaries may engage to those of banking or managing or controlling banks or performing services for their subsidiaries and to continuing activities which the Federal Reserve Board has determined to be "so closely related to banking or managing or controlling banks as to be a proper incident thereto." The Corporation's current principal business activities constitute permissible activities for a subsidiary of a bank holding company.

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

     In the judgment of management, existing statutes and regulations have not had a materially adverse effect on the business conducted by the Corporation and its subsidiaries. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders, or interpretations, nor their impact upon the future business, earnings or otherwise, of the Corporation and its subsidiaries.

Item 2.  Properties.

     The operations of the Corporation and its subsidiaries are generally conducted in leased office space located in numerous cities and towns throughout the United States. Such leased office space is suitable and adequate for the needs of the Corporation. The Corporation utilizes, or plans to utilize in the foreseeable future, substantially all of its leased office space. For a summary of the Corporation's past rental expense and future minimum rentals, see Item 8. Financial Statements and Supplementary Data, "Note 13--Lease Commitments."

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The outstanding common stock of the Corporation is owned 80% by DKB and 20% by CBC Holding. There is no public trading market for the Corporation's common stock.

     The Corporation operates under a policy requiring the payment of dividends by the Corporation equal to and not exceeding 50% of net operating earnings on a quarterly basis. Such dividends are paid to DKB and CBC Holding based upon their respective stock ownership in the Corporation. The Corporation intends to continue to operate under the fifty-percent dividend policy.

    Below is a listing of the dividends paid during the past two years:

         Dividends Paid                                  1995             1994
         --------------                                  ----             ----
                                                          Amounts in Millions
       Regular Dividends
         First Quarter.............................    $ 26.2           $ 24.6
         Second Quarter............................      28.6             24.9
         Third Quarter ............................      29.0             26.4
         Fourth Quarter ...........................      20.3             24.4
                                                       ------           ------
            Total  ................................    $104.1           $100.3
                                                       ======           ======

     The fourth quarter dividend is usually paid on the basis of actual operating earnings for October and November and an estimate of operating earnings for December. However, the dividend for the fourth quarter of 1995 was paid on the basis of actual operating earnings for October and November only, in order to make payment prior to the sale by CBC to DKB of a twenty percent (20%) common stock interest in the Corporation. During the first quarter of 1996, the Corporation declared and paid a dividend of $8.9 million based on actual earnings for December.

     Stockholders' equity at December 31, 1995 was $1.9 billion. Under the most restrictive provisions of agreements relating to outstanding debt, the Corporation may not, without the consent of the holders of such debt, permit stockholders' equity to be less than $300.0 million.

Item 6.  Selected Financial Data.

      The following table sets forth selected consolidated financial information regarding the Corporation's results of operations. This information should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


                                                                                Years Ended December 31,
                                                     --------------------------------------------------------------------------
                                                      1995              1994              1993            1992             1991
                                                      ----              ----              ----            ----             ----
                                                                               Dollar Amounts in Millions

Finance income ...............................      $1,529.2          $1,263.8         $1,111.9         $1,091.5         $1,196.4
Interest expense .............................         831.5             614.0            508.0            552.0            709.4
                                                    --------          --------         --------         --------         --------
  Net finance income .........................         697.7             649.8            603.9            539.5            487.0
Fees and other income ........................         184.7             174.4            133.8            113.8            115.9
                                                    --------          --------         --------         --------         --------
  Operating revenue ..........................         882.4             824.2            737.7            653.3            602.9
  `                                                 --------          --------         --------         --------         --------
Salaries and employee benefits ...............         193.4             185.8            152.1            137.9            127.0
General operating expenses ...................         152.3             152.1            130.1            123.7            119.3
  `                                                 --------          --------         --------         --------         --------
Salaries and general operating
  expenses ...................................         345.7             337.9            282.2            261.6            246.3
  `                                                 --------          --------         --------         --------         --------
Net credit losses ............................          77.2              84.2             94.4             98.3             95.2
Provision for finance
  receivables increase .......................          14.7              12.7             10.5              4.9              1.9
  `                                                 --------          --------         --------         --------         --------
Total provision for credit losses ............          91.9              96.9            104.9            103.2             97.1
  `                                                 --------          --------         --------         --------         --------
Depreciation on operating
  lease equipment ............................          79.7              64.4             39.8             16.7              8.1
  `                                                 --------          --------         --------         --------         --------
Operating expenses ...........................         517.3             499.2            426.9            381.5            351.5
  `                                                 --------          --------         --------         --------         --------
Income before provision for income
  taxes and extraordinary item ...............         365.1             325.0            310.8            271.8            251.4
Provision for income taxes ...................         139.8             123.9            128.5            105.3            100.0
  `                                                 --------          --------         --------         --------         --------
Income before extraordinary item .............         225.3             201.1            182.3            166.5            151.4
Extraordinary item - loss on early
  extinguishment of  debt, net of
  income tax benefit .........................         --                --               --                (4.2)            (1.3)
  `                                                 --------          --------         --------         --------         --------
Net income ...................................      $  225.3          $  201.1         $  182.3         $  162.3         $  150.1
                                                    ========          ========         ========         ========         ========
Ratio of earnings to fixed charges ...........          1.44              1.52             1.60             1.49             1.35

Statistical Data

     The following table presents the components of net income as a percentage of average financing and leasing assets ("AEA").


                                                                                Years Ended December 31,
                                                       --------------------------------------------------------------------------
                                                       1995              1994             1993             1992              1991
                                                       ----              ----             ----             ----              ----
                                                                               Dollar Amounts in Millions

Finance income (a) ............................         9.90%            9.19%            8.93%            9.40%           10.46%
Interest expense (a) ..........................         5.36             4.42             4.00             4.67             6.06
                                                   ---------        ---------        ---------        ---------        ---------
  Net finance income ..........................         4.54             4.77             4.93             4.73             4.40
Fees and other income .........................         1.20             1.28             1.09             1.00             1.05
                                                   ---------        ---------        ---------        ---------        ---------
  Operating revenue ...........................         5.74             6.05             6.02             5.73             5.45
                                                   ---------        ---------        ---------        ---------        ---------
Salaries and employee benefits ................         1.26             1.36             1.24             1.21             1.15
General operating expenses ....................         0.99             1.12             1.06             1.09             1.08
                                                   ---------        ---------        ---------        ---------        ---------
  Salaries and general operating
    expenses ..................................         2.25             2.48             2.30             2.30             2.23
                                                   ---------        ---------        ---------        ---------        ---------
Net credit losses (b) .........................         0.50             0.61             0.77             0.84             0.82
Provision for finance receivables
  increase ....................................         0.10             0.09             0.09             0.04             0.02
                                                   ---------        ---------        ---------        ---------        ---------
  Total provision for credit losses ...........         0.60             0.71             0.86             0.90             0.88
                                                   ---------        ---------        ---------        ---------        ---------
Depreciation on operating lease
  equipment ...................................         0.52             0.47             0.32             0.15             0.07
                                                   ---------        ---------        ---------        ---------        ---------
Income before provision for income
  taxes and extraordinary item ................         2.37             2.39             2.54             2.38             2.27
Provision for income taxes ....................         0.91             0.91             1.05             0.92             0.90
                                                   ---------        ---------        ---------        ---------        ---------
Income before extraordinary item ..............         1.46             1.48             1.49             1.46             1.37
Extraordinary item - loss on early
  extinguishment of debt, net of
  income tax benefit ..........................          --               --               --             (0.04)           (0.01)
                                                   ---------        ---------        ---------        ---------        ---------
Net income ....................................         1.46%            1.48%            1.49%            1.42%            1.36%
                                                   =========        =========        =========        =========        =========
Average financing and leasing
  assets (c) ..................................    $15,377.5        $13,630.3        $12,262.9        $11,401.7        $11,062.6
Average finance receivables ...................    $15,397.8        $13,819.9        $12,266.1        $11,675.6        $11,540.1
Number of employees ...........................        2,738            2,689            2,424            2,355            2,346

-----------
(a) Excludes interest income and interest expense relating to short-term interest-bearing deposits.

(b)  Percentage to average finance receivables.

(c) Average financing and leasing assets is calculated by adding averages of finance receivables, operating lease equipment, and investments included in other assets in the Consolidated Balance Sheets and subtracting average credit balances of factoring clients.

     The following table sets forth selected consolidated financial information regarding the Corporation's financial position. This information should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


                                                                                   At December 31,
                                                   -----------------------------------------------------------------------------
                                                      1995             1994             1993             1992             1991
                                                   ---------        ---------        ---------        ---------        ---------
                                                                          Dollar Amounts in Millions
Finance receivables ..........................     $15,795.5        $14,794.4        $12,624.1        $11,771.5        $11,521.6
Reserve for credit losses ....................        (206.0)          (192.4)          (169.4)          (158.5)          (155.1)
Net finance receivables ......................      15,589.5         14,602.0         12,454.7         11,613.0         11,366.5
Operating lease equipment ....................       1,113.0            867.9            751.9            462.8            148.0
Total  assets ................................      17,420.3         15,959.7         13,725.0         13,026.1         12,200.4

Capitalization:
  Commercial paper ...........................       6,105.6          5,660.2          6,516.1          6,173.5          5,476.5
  Variable rate senior notes .................       3,827.5          3,812.5          1,686.5          1,477.8          1,305.0
  Fixed rate senior notes ....................       3,337.0          2,619.4          2,389.0          2,476.6          2,406.4
  Subordinated fixed rate notes ..............         300.0            300.0            200.0            200.0            353.9
  Stockholders' equity .......................       1,914.2          1,793.0          1,692.2          1,601.1          1,519.8
Dividends paid-regular .......................         104.1            100.3             91.2             81.0             75.0
Dividends paid-special .......................          --               --               --              150.0             --
Ratio of total debt to stockholders'
  equity .....................................        7.09-1           6.91-1           6.38-1           6.45-1           6.28-1

Reserve for Credit Losses and Nonperforming Assets

     The following tables set forth information as of the dates shown concerning the reserve for credit losses and the carrying value of nonaccrual finance receivables and assets received in satisfaction of loans. This information should be read in conjunction with the discussions of "Provision and Reserve for Credit Losses" and "Past Due and Nonaccrual Finance Receivables and Assets Received in Satisfaction of Loans" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

                                                       1995             1994             1993             1992             1991
                                                      ------           ------           ------           ------           ------
                                                                            Dollar Amounts in Millions
Balance, January 1 ............................       $192.4           $169.4           $158.5           $155.1           $144.0
                                                      ------           ------           ------           ------           ------
Finance receivables charged-off                        (96.9)           (95.4)          (105.6)          (110.2)          (105.7)
Recoveries on finance receivables
  previously charged-off ......................         19.7             11.2             11.2             11.9             10.6
                                                      ------           ------           ------           ------           ------
  Net credit losses ...........................        (77.2)           (84.2)           (94.4)           (98.3)           (95.1)
                                                      ------           ------           ------           ------           ------
Provision for credit losses ...................         91.9             96.9            104.9            103.2             97.0
Portfolio acquisitions (dispositions), net ....         (1.1)            10.3               .4             (1.5)             9.2
                                                      ------           ------           ------           ------           ------
  Net addition to reserve for credit losses ...         90.8            107.2            105.3            101.7            106.2
                                                      ------           ------           ------           ------           ------
Balance, December 31 ..........................       $206.0           $192.4           $169.4           $158.5           $155.1
                                                      ======           ======           ======           ======           ======
Reserve for credit losses as a percentage of:
  Finance receivables .........................         1.30%            1.30%            1.34%            1.35%            1.35%
                                                      ======           ======           ======           ======           ======
  Finance receivables past due 60 or
     more days ................................         78.1%           108.8%            78.4%            47.2%            44.2%
                                                      ======           ======           ======           ======           ======
  Finance receivables on nonaccrual
     status ...................................        147.7%           174.6%           121.0%            67.7%            81.3%
                                                      ======           ======           ======           ======           ======

                                                                                    December 31,
                                                    ----------------------------------------------------------------------------
                                                      1995             1994             1993              1992            1991
                                                    -------           -------          -------           ------          -------
                                                                             Dollar Amounts in Millions
Nonaccrual finance receivables ................       $139.5           $110.2           $139.9           $234.2           $190.7
Nonaccrual finance receivables as a
  percentage of finance receivables ...........         0.88%            0.75%            1.11%            1.99%            1.66%
Assets received in satisfaction of loans ......       $ 42.0           $ 86.5           $ 87.0           $ 93.8           $140.2
Assets received in satisfaction of loans
  as a percentage of finance receivables ......         0.27%            0.58%            0.69%            0.80%            1.21%
Total nonperforming assets ....................       $181.5          $ 196.7           $226.9           $328.0           $330.9
Total nonperforming assets as a
  percentage of finance receivables ...........         1.15%            1.33%            1.80%            2.79%            2.87%

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


                                                                          Balance Past Due                                % to
                                                                          60 Days or More                                 Average
                                                   Finance           -------------------------             Net            Finance
                                                 Receivables          Amount            Percent       Credit Losses     Receivables
                                                 -----------          ------            -------       -------------     -----------
                                                                      Dollar Amounts in Millions
December 31, 1995
Business Credit .............................      $ 1,471.0           $ 41.3             2.81%          $ 29.1             1.82%
Capital Equipment Financing .................        4,548.7             83.9             1.84              6.6             0.15
Credit Finance ..............................          758.7               .5             0.07              2.8             0.36
Industrial Financing ........................        4,929.9             70.1             1.42             15.8             0.35
Commercial Services .........................        1,743.3             32.9             1.89             12.8             0.72
Consumer Finance ............................        1,039.0             16.8             1.61              1.4             0.18
Sales Financing .............................        1,304.9             18.4             1.42              8.7             0.58
                                                   ---------           ------             ----          -------             ----
  Total .....................................      $15,795.5           $263.9             1.67%         $  77.2             0.50%
                                                   =========           ======             ====          =======             ====
December 31, 1994
Business Credit .............................      $ 1,442.1           $ 79.7             5.53%          $ 26.5             1.95%
Capital Equipment Financing .................        4,493.5              --               --              11.5             0.26
Credit Finance ..............................          719.6              3.3             0.46              3.3             0.46
Industrial Financing ........................        4,269.7             56.8             1.33             18.5             0.46
Commercial Services .........................        1,896.2             27.0             1.42             15.0             0.85
Consumer Finance ............................          570.8              1.1             0.20              0.1             0.02
Sales Financing .............................        1,402.5              9.0             0.64              9.3             0.68
                                                   ---------           ------             ----          -------             ----
    Total ...................................      $14,794.4           $176.9             1.20%         $  84.2             0.61%
                                                   =========           ======             ====          =======             ====
December 31, 1993
Business Credit .............................      $ 1,282.1           $ 36.9             2.88%            22.8             1.70%
Capital Equipment Financing .................        4,394.5             18.4             0.42             15.9             0.36
Credit Finance ..............................          645.7               .8             0.12              1.9             0.32
Industrial Financing ........................        3,881.0             96.2             2.48             16.2             0.48
Commercial Services .........................          981.9             47.5             4.84             26.1             2.29
Consumer Finance ............................          131.3              --              0.02              0.1             0.11
Sales Financing .............................        1,307.6             16.3             1.25             11.4             0.80
                                                   ---------           ------             ----          -------             ----
    Total ...................................      $12,624.1           $216.1             1.71%          $ 94.4             0.77%
                                                   =========           ======             ====           ======             ====
December 31, 1992
Business Credit .............................      $ 1,281.3           $ 32.4             2.53%          $ 13.2             1.00%
Capital Equipment Financing .................        4,429.1             99.7             2.25             32.4             0.74
Credit Finance ..............................          545.0             --               --                --               --
Industrial Financing ........................        3,094.1            125.3             4.05             16.6             0.56
Commercial Services .........................        1,010.2             60.6             6.00             23.5             2.14
Consumer Finance(a) .........................         --                 --               --                --               --
Sales Financing .............................        1,411.8             17.8             1.26             12.6             0.91
                                                   ---------           ------             ----          -------             ----
    Total ...................................      $11,771.5           $335.8             2.85%         $  98.3             0.84%
                                                   =========           ======             ====          =======             ====
December 31, 1991
Business Credit .............................      $ 1,194.9           $ 54.5             4.56%          $ 11.5             0.95%
Capital Equipment Financing .................        4,390.0             72.9             1.66             32.0             0.71
Credit Finance(b) ...........................          493.8               .1             0.02              --               --
Industrial Financing ........................        2,990.0            178.8             5.98             21.1             0.73
Commercial Services .........................        1,027.9             23.2             2.26             12.6             1.18
Sales Financing .............................        1,425.0             21.6             1.52             17.9             1.24
                                                   ---------           ------             ----          -------             ----
  Total .....................................      $11,521.6           $351.1             3.05%          $ 95.1             0.82%
                                                   =========           ======             ====           ======             ====

------------
(a) Started de novo in December 1992.
(b) Acquired February 1991.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

1995 vs. 1994

Highlights

     For the year ended December 31,1995 net income totaled $225.3 million, an increase of 12.0 percent from the $201.1 million for 1994, and represented the eighth consecutive increase in annual earnings and the fifth consecutive year of record earnings. The current results reflect finance income from a higher level of financing and leasing assets, improved other income, and lower net credit losses, offset by an increase in borrowing costs.

     Financing and leasing assets, which include finance receivables and operating lease equipment, totaled a record $16.91 billion, an increase of 8.0 percent over 1994. Manufactured housing and recreational vehicle receivables of $723.2 million were securitized during 1995 compared to $198.7 million in 1994.

Net Finance Income

      A comparison of the components of 1995 and 1994 net finance income is set forth below.


                                                                        Years Ended December 31,                     Increase
                                                                   ---------------------------------         ----------------------
                                                                       1995                 1994               Amount        Percent
                                                                   ------------         ------------         ----------        ----
                                                                                        Dollar Amounts in Millions
Finance income ..........................................          $    1,529.2         $    1,263.8         $    265.4        21.0%
Interest expense ........................................                 831.5                614.0              217.5        35.4%
                                                                   ------------         ------------         ----------        ----
Net finance income ......................................          $      697.7         $      649.8         $     47.9         7.4%
                                                                   ============         ============         ==========        ====
Average financing & leasing assets (AEA) ................          $   15,377.5         $   13,630.3         $  1,747.2        12.8%
                                                                   ============         ============         ==========        ====
Net finance income as a % of AEA ........................                  4.54%                4.77%
                                                                   ============         ============

     Finance income totaled $1,529.2 million in 1995, up $265.4 million or 21.0% over 1994. As a percentage of AEA, 1995 finance income increased to 9.90% from 9.19% in 1994. Interest expense totaled $831.5 million in 1995, up $217.5 million or 35.4% over 1994. As a percentage of AEA, 1995 interest expense increased to 5.36% from 4.42% in 1994.

     Net finance income (finance income less interest expense) increased $47.9 million or 7.4% in 1995, trailing the growth in AEA of 12.8% as higher 1995 market interest rates increased borrowing costs more rapidly than lending yields due to heightened pricing competition, particularly from banks.

Fees and Other Income

     Fees and other income improved $10.3 million to $184.7 million during 1995 due to higher gains from securitizations of manufactured housing and recreational vehicle receivables, offset by lower factoring commissions due to the weak retailing environment.

Provision and Reserve for Credit Losses

     Net credit losses were $77.2 million in 1995, down $7.0 million (8.3%) from $84.2 million in 1994 reflecting a higher level of recoveries during 1995. As a percentage of average finance receivables, net credit losses improved to 0.50% in 1995 from 0.61% in 1994. Information concerning the provision and reserve for credit losses is summarized in the following table.


                                                Years ended December 31,
                                               --------------------------
                                                 1995               1994
                                               -------            -------
                                                Dollar Amounts in Millions

Net credit losses ...........................  $   77.2          $   84.2
Provision for finance receivables increase ..      14.7              12.7
                                                -------           -------
Total provision for credit losses ...........   $  91.9           $  96.9
                                                =======           =======
Net credit losses as a percentage of
   average finance receivables ..............      0.50%             0.61%
                                                =======           =======
Reserve for credit losses ...................   $ 206.0           $ 192.4
                                                =======           =======

     The reserve for credit losses is periodically reviewed for adequacy based on the nature and characteristics of the obligors, economic conditions and trends, charge-off experience, delinquencies and value of underlying collateral and guarantees (including recourse to dealers and manufacturers). It is management's judgment that the reserve for credit losses is adequate to provide for potential credit losses. The finance receivables are reviewed periodically to determine the probability of loss on individual finance receivables. Charge-offs are taken after considering such factors as the obligor's financial condition and the value of underlying collateral and guarantees. Because the reserve for credit losses is intended to provide for future events, which by their nature are uncertain, changes in economic conditions or other discrete events adversely affecting specific obligors or industries may necessitate additions to the reserve for credit losses.

Salaries and General Operating Expenses

     Salaries and general operating expenses increased $7.8 million or 2.3 percent to $345.7 million in 1995 from $337.9 million in 1994, reflecting significant productivity achievements during a year of 8.0 percent financing and leasing asset growth. Salaries and employee benefits rose $7.6 million (4.0%) and general operating expenses increased $0.2 million during 1995. Personnel increased to 2,738 at December 31, 1995 from 2,689 at December 31, 1994.

     Management monitors productivity via the relationship of salaries and general operating expenses to AEA, a measure of operating expense efficiency based upon owned assets. Management also monitors the relationship of salaries and general operating expense to average managed assets ("AMA"), which includes both owned assets and receivables serviced for others, including those that have been securitized by the Corporation. Productivity improved in 1995 under both measures. Changes in the relationship of salaries and general operating expenses to AEA and AMA are set forth below:
                                                        1995          1994
                                                        ----          ----
Average earning assets ..........................       2.25%         2.48%
Average managed assets ..........................       2.13%         2.40%

      The Corporation manages expenditures using a comprehensive budgetary process. Expenses are monitored closely by business unit management and are reviewed monthly with senior management of the Corporation. To ensure overall project cost control, a review and approval procedure is in place for all major capital expenditures, such as purchases of computer equipment, including a post-implementation analysis of the actual project costs and the realization of projected benefits.

Income Taxes

     The provision for Federal and state and local income taxes totaled $139.8 million in 1995 compared with $123.9 million in 1994. The effective income tax rate for 1995 was 38.3% compared to 38.1% in 1994.

Financing and Leasing Assets

     Financing  and  leasing  assets  (comprised  of  finance   receivables  and
operating lease equipment) rose $1.25 billion (8.0%) to $16.91 billion in 1995 as presented by business unit in the following table.


                                                    December 31,               Increase (Decrease)
                                             ------------------------         ---------------------
                                               1995          1994               Amount      Percent
                                             --------      ----------         ---------     -------
                                                            Dollar Amounts in Millions
Finance Receivables
  Business Credit .........................  $ 1,471.0     $ 1,442.1          $    28.9       2.0%
  Capital Equipment Financing .............    4,548.7       4,493.5               55.2       1.2
  Credit Finance ..........................      758.7         719.6               39.1       5.4
  Industrial Financing ....................    4,929.9       4,269.7              660.2      15.4
  Commercial Services .....................    1,743.3       1,896.2             (152.9)     (8.1)
  Consumer Finance ........................    1,039.0         570.8              468.2      82.0
  Sales Financing .........................    1,304.9       1,402.5              (97.6)     (6.9)
                                             ---------     ---------          ---------      ----
    Total Finance Receivables .............   15,795.5      14,794.4            1,001.1       6.8
                                             ---------     ---------          ---------      ----
Operating Lease Equipment
  Capital Equipment Financing .............      750.0         648.7              101.3      15.6
  Industrial Financing ....................      363.0         219.2              143.8      65.6
                                             ---------     ---------          ---------      ----
    Total Operating Lease Equipment .......    1,113.0         867.9              245.1      28.2
                                             ---------     ---------           --------      ----
    Total Financing and Leasing Assets ....  $16,908.5     $15,662.3           $1,246.2       8.0%
                                             =========     =========           ========      ====

     The following table presents new business originations of financing and leasing assets by business unit.


                                              Years Ended December 31,         Increase (Decrease)
                                             -------------------------        ---------------------
                                                1995          1994             Amount       Percent
                                             ----------     ----------        ---------     -------
                                                            Dollar Amounts in Millions
Business Credit (a) .......................  $   543.3     $   422.7           $  120.6      28.5%
Capital Equipment Financing ...............    1,151.3       1,148.9                2.4       --
Credit Finance (a) ........................      180.2         196.5              (16.3)     (8.3)
Industrial Financing ......................    2,724.1       2,156.3              567.8      26.3
Consumer Finance ..........................      617.1         481.2              135.9      28.2
Sales Financing ...........................      964.4         681.1              283.3      41.5
                                             ---------     ---------           --------      ----
                                             $ 6,180.4     $ 5,086.7            1,093.7      21.5%
                                             =========     =========           ========      ====
Commercial Services(b) ....................  $12,611.7     $12,853.0           $ (241.3)     (1.9)%
                                             =========     =========           ========      ====

------------------
(a) Initial borrowings under new lines of credit.

(b) Factored accounts receivable.

     The changes in the two preceding tables are discussed below.

     o Business Credit--Revolving and term loans, including debtor-in-possession and workout financing, for medium and larger-sized companies secured by accounts receivable, inventory and fixed assets. Record new business volume was largely offset by high customer paydowns and terminations as customers access to alternative financing sources increased, resulting in modest growth of 2.0% to $1.47 billion at December 31, 1995.

     o Capital Equipment Financing--Customized secured equipment financing and leasing of major capital equipment for medium and larger-sized companies.
Finance receivables and volume rose modestly during 1995 due to heightened pricing competition from other financial institutions. Growth in the operating lease equipment portfolio is primarily in railcar and other transportation equipment categories.

     o Credit Finance--Revolving and term loans, including restructurings, for small and medium-sized companies secured by accounts receivable, inventory and fixed assets. Finance receivables in this unit continued their steady growth, rising 5.4% in 1995 to $758.7 million.

     o Industrial Financing--Secured equipment financing and leasing for medium-sized companies, including dealer and manufacturer financing. Another record year of new business originations resulted in finance receivable growth of 15.4%. Operating lease equipment grew $143.8 million with increases in various collateral types including tractors, trailers and buses and business aircraft.

     o Commercial Services--Factoring of accounts receivables, including credit protection, bookkeeping and collection activities and revolving and term loans. Finance receivables decreased 8.1% to $1.74 billion at December 31, 1995 as factoring volume declined 1.9% from 1994 on weakness in retail sales.

     o Consumer Finance--Loans secured by first or second mortgages on residential real estate and home equity lines of credit generated through brokers and direct marketing. New business volume grew 28.2% to $617.1 million in this unit's third full year of operations, increasing receivables to over $1.0 billion.

     o Sales Financing--Retail secured financing of recreational vehicles, recreational boats, and manufactured housing through dealers and manufacturers. Higher originations in recreational vehicle and manufactured housing resulted in record new business volume of $964.4 million, up 41.5%, offset by finance receivable securitizations of $723.2 million (of which $68.7 million was classified as assets held for sale at December 31, 1994) and the reclassification of an additional $112.0 million of recreational vehicle finance receivables to assets held for sale at December 1995. In addition to its portfolio of $1.30 billion, Sales Financing also provides servicing for portfolios owned by other financial institutions and securitization trusts which totaled $1.25 billion at December 31, 1995 ($498.1 million in 1994).

Financing and Leasing Assets Composition

     Financing and leasing assets are composed of loans and direct financing and leveraged leases with commercial and consumer customers located principally in the United States and operating lease equipment, largely commercial aircraft (44.9% of the operating lease portfolio), placed with lessees both domestically and internationally.

Transaction Type

     Financing and leasing assets by transaction type are set forth in the following table.

                              1995         Percent         1994          Percent
                            --------       -------       ---------       -------
                                          Dollar Amounts in Millions
Commercial ................ 11,708.2         69.2%      $10,925.0         69.8%
Consumer ..................  2,344.0         13.9         1,973.2         12.6
Factoring .................  1,743.3         10.3         1,896.2         12.1
Operating lease equipment .  1,113.0          6.6           867.9          5.5
                           ---------        -----       ---------        -----
                           $16,908.5        100.0%      $15,662.3        100.0%
                           =========        =====       =========        =====

     Business units included in commercial are Industrial Financing, Capital Equipment Financing, Business Credit and Credit Finance. Business units included in consumer are Sales Financing and Consumer Finance. Factoring represents Commercial Services.

Geographic Composition

      The following table presents financing and leasing assets by customer location.

                            At December 31, 1995       At December 31, 1994
                           ----------------------      ---------------------
                            Amount       Percent       Amount       Percent
                           ---------    ---------      -------      --------
                                        Dollar Amounts in Millions
United States
  Northeast ............. $  4,094.2      24.2%       $ 3,856.6       24.6%
  West ..................    3,959.9      23.4          3,679.4       23.5
  Midwest ...............    3,209.1      19.0          2,907.0       18.6
  Southeast .............    2,631.7      15.6          2,318.7       14.8
  Southwest .............    1,929.8      11.4          1,778.8       11.4
Foreign (principally
   commercial aircraft) .    1,083.8       6.4          1,121.8        7.1
                           ---------     -----        ---------      -----
    Total ...............  $16,908.5     100.0%       $15,662.3      100.0%
                           =========     =====        =========      =====
Industry Composition

      The following table presents financing and leasing assets by industry.

                                                     At December 31, 1995        At December 31, 1994
                                                  -------------------------     -----------------------
                                                    Amount         Percent        Amount       Percent
                                                  ----------      ---------     -----------    --------
                                                                 Dollar Amounts in Millions
Commercial airlines (a) ......................    $ 1,911.6         11.3        $ 1,899.3         12.1%
Construction equipment (b) ...................      1,463.9          8.7          1,337.4          8.5
Transportation (c) ...........................      1,043.1          6.1            744.9          4.7
Home equity ..................................      1,039.0          6.1            570.8          3.6
Manufactured housing (d) .....................        618.6          3.7            458.3          2.9
Recreational vehicles (e) ....................        586.5          3.5            898.0          5.7
Manufacturers
   Industrial machinery and equipment ........        607.4          3.6            455.5          2.9
   Steel and metal products ..................        530.6          3.1            485.6          3.1
   Textile and mill products .................        473.2          2.8            470.1          3.0
   Apparel ...................................        403.3          2.4            328.0          2.1
   Transportation equipment ..................        377.5          2.2            469.6          3.0
   Printing and paper products ...............        343.1          2.0            400.2          2.6
   Food and kindred products .................        297.2          1.8            283.6          1.8
   Electronic equipment ......................        253.0          1.5            276.3          1.8
   Other .....................................      1,043.3          6.2            885.7          5.7
Retailers
   Apparel ...................................        757.1          4.5            807.1          5.2
   General merchandise .......................        385.5          2.3            423.0          2.7
   Other .....................................        376.7          2.2            361.4          2.3
Printing and publishing ......................        581.8          3.4            560.1          3.6
Wholesaling ..................................        529.7          3.1            528.8          3.4
Shipping .....................................        512.0          3.0            536.6          3.4
Mining, oil and gas extraction ...............        400.0          2.4            300.1          1.9
Electrical generation ........................        270.4          1.6            243.1          1.6
Service businesses ...........................        248.3          1.5            217.4          1.4
Financial institutions .......................        235.6          1.4            183.2          1.2
Equipment leasing and rental .................        137.3          0.8            130.3          0.8
Others (none greater than 1.1% of total)......      1,482.8          8.8          1,407.9          9.0
                                                  ---------        -----        ---------        -----
     Total ...................................    $16,908.5        100.0%       $15,662.3        100.0%
                                                  =========        =====        =========        =====

------------------
(a) Refer to the Commercial Airlines section of "Financing and Leasing Assets Concentrations" for a discussion of the commercial airlines portfolio.

(b) Primarily relates to equipment. Does not include real estate development and acquisition.

(c) Transportation includes rail, bus, over-the-road trucking, and business aircraft industries.

(d) Excludes securitized finance receivables of $470.8 million and $188.4 million at December 31, 1995 and 1994, respectively.

(e) Excludes securitized finance receivables of $445.7 million and $118.3 million at December 31, 1995 and 1994, respectively.

Financing and Leasing Assets Concentrations

Commercial Airlines

     Commercial airline finance receivables of $1.4 billion and operating lease equipment of $499.4 million totaled $1.9 billion (11.3% of total financing and leasing assets) at December 31, 1995 compared with $1.9 billion (12.1%) in 1994. The portfolio is secured by commercial aircraft and related equipment. Management continues to limit the growth in this portfolio relative to total financing and leasing assets.

     The following table presents information about the commercial airline industry portfolio.

                                                     At December 31,
                                             -------------------------------
                                               1995                   1994
                                             ---------              --------
                                                Dollar Amounts in Millions
Finance receivables
  Amount outstanding(a) ................      $1,412.2              $1,417.0
  Number of obligors ...................            51                    46
Operating lease equipment
  Net carrying value ...................      $  499.4              $  482.3
  Number of obligors ...................            24                    21
    Total ..............................      $1,911.6              $1,899.3
Number of obligors(b) ..................            68                    62
Number of aircraft(c) ..................           266                   282

--------------

(a) Includes accrued rents on operating leases which are classified as finance receivables in the Consolidated Balance Sheets.

(b)  Certain   obligors  have  both  finance   receivable  and  operating  lease
     transactions.

(c) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules which phase out the use of Stage II aircraft in the United States through the year 2000. The International Civil Aviation Organization has issued similar requirements for Europe. At year-end 1995, the portfolio consisted of Stage III aircraft of $1,664.3 million (88.2%) and Stage II aircraft of $222.2 million (11.8%) versus Stage III aircraft of $1,587.5 million (85.3%) and Stage II aircraft of $273.6 million (14.7%) at year-end 1994. The decline in the number of aircraft from December 1994 principally reflects the maturity of loans with one obligor collateralized by 17 aircraft.

Foreign Outstandings

     Financing and leasing assets to foreign obligors, primarily to the commercial airline industry, are all U. S. dollar denominated and totaled $1.08 billion at December 31, 1995. The largest exposures at December 31, 1995 were in the United Kingdom, $145.5 million (0.86% of financing and leasing assets), France, $122.0 million (0.72%), and Mexico, $115.8 million (0.68%). The Mexican exposure is principally operating and direct financing leases of commercial and business aircraft all of which were current at December 31, 1995. The remaining foreign exposure is geographically disbursed with no individual country representing more than 0.57% of financing and leasing assets.

     At December 31, 1994, financing and leasing assets to foreign obligors totaled $1.12 billion. Outstandings totaled $177.2 million (1.13%) to obligors in the United Kingdom and $140.0 million (0.89%) to obligors in Mexico. No other countries had obligors with aggregate outstandings exceeding 0.75% of financing and leasing assets.

Highly Leveraged Transactions

     The Corporation uses the following criteria to classify a buyout financing or recapitalization which equals or exceeds $20 million as a highly leveraged transaction (HLT):

     o The transaction at least doubles the borrower's liabilities and results in a leverage ratio (as defined) higher than 50%, or

     o    The transaction results in a leverage ratio higher than 75%, or

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

     The Corporation, primarily through Business Credit, originates and participates in HLTs, which totaled $412.6 million (2.4% of financing and leasing assets) at December 31, 1995, down from $436.1 million (2.8%) at December 31, 1994. The decline in HLT outstandings during 1995 was primarily due to payoff of accounts as well as a company that met the aforementioned delisting criteria, partially offset by new HLT fundings. The Corporation's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flows from operations. Unfunded commitments to lend in secured HLT situations were $220.4 million at December 31, 1995 compared with $202.1 million at year-end 1994.

     At December 31, 1995, the HLT portfolio consisted of 33 obligors in 11 different industry groups, with 34.3% of the outstandings located in the Southeast region of the United States and 24.4% in the West. One account totaling $20.1 million was classified as nonaccrual at December 31, 1995, compared with four accounts totaling $57.7 million at year-end 1994.

Past Due and Nonaccrual Finance Receivables and Assets Received in Satisfaction of Loans

     Finance receivables past due 60 days or more increased to $263.9 million (1.67% of finance receivables) at December 31, 1995, from $176.9 million (1.20%) at December 31, 1994. Finance receivables of $42.9 million collateralized by oceangoing carriers of a shipping company and $36.6 million of finance receivables collateralized by two cruise line vessels were placed on nonaccrual status during the third quarter of 1995. The shipping company ceased operations during the third quarter and during the fourth quarter, the cruise line discontinued its operations and filed for protection under Chapter 11 of the Bankruptcy Code. The Corporation is in the process of repossessing and remarketing the oceangoing carriers. The Corporation has repossessed the cruise line vessels and is in the process of remarketing the vessels.

     Finance receivables on nonaccrual status, included in past due finance receivables, rose to $139.5 million (0.88% of finance receivables) at December 31, 1995, from $110.2 million (0.75%) at December 31, 1994, primarily due to the loans discussed above.

     Assets received in satisfaction of loans declined to $42.0 million at December 31, 1995 from $86.5 million at December 31, 1994. The December 31, 1994 balance included two commercial aircraft which were placed on long term leases during 1995.

     The following table summarizes by type assets received in satisfaction of loans.
                                                       At December 31,
                                                -------------------------
                                                1995                 1994
                                               -------             -------
                                                    Amounts in Millions
Retail merchandise, property and
  accounts receivable(a) .................      $ 24.1              $ 32.3
Transportation(b) ........................        10.1                 6.2
Property and equipment ...................         3.5                 8.6
Commercial aircraft ......................          -                 36.0
Other ....................................         4.3                 3.4
                                                ------              ------
   Total .................................      $ 42.0              $ 86.5
                                                ======              ======

-------------
(a) Retail merchandise, property and accounts receivable includes an equity interest in a building supply retailer.

(b) Transportation includes carriers and recreational vehicles in 1995, and buses and recreational vehicles in 1994.

Credit Risk Management

     Financing and leasing assets are evaluated for credit and collateral risk both during the credit granting process and periodically after the advancement of funds. Each business unit is responsible for developing and implementing a formal credit management process in accordance with formal uniform guidelines established by the Executive Credit Committee of the Corporation (ECC). These guidelines set forth risk acceptance criteria for: (1) selected target markets and products; (2) the creditworthiness of borrowers, including credit history, financial condition, adequacy of cash flow and quality of management; and (3) the type and value of underlying collateral and guarantees (including recourse to dealers and manufacturers). As economic and market conditions change, credit risk management practices are reviewed and modified, if necessary, to minimize the risk of credit loss.

     Commercial financing and leasing assets are periodically evaluated based upon credit criteria developed under the Corporation's uniform credit grading system. Concentrations are monitored and limits are changed by management as conditions warrant to minimize the risk of credit loss. Periodically, the status of loans greater than $500,000 to obligors with higher (riskier) credit grades is individually reviewed with the Asset Quality Review Committee, comprised of members of senior management including the Vice Chairman, Executive Vice President-Credit Adminstration and Chief Financial Officer.

     For consumer loans, management has developed and implemented automated credit scoring models for each loan type (eg. recreational vehicles, manufactured housing, home equity and recreational marine), that include both customer demographics and credit bureau characteristics. The Corporation's credit criteria include reliance on scores combined with judgment. The credit scoring models are reviewed for effectiveness monthly utilizing statistical tools. Consumer loans are periodically evaluated using past due, vintage curve and other statistical tools to analyze trends and credit performance by loan type including analysis of specific credit characteristics and other selected subsets of the portfolios.

     Compliance with established corporate policies and procedures and the credit management processes at each business unit is reviewed by an internal credit audit group within the Corporation's internal audit department. Credit audits examine adherence with established credit policies and procedures, and test for inappropriate credit practices, including whether potential problem accounts are being detected and reported on a timely basis.

Asset/Liability Management

     Management strives to manage interest rate and liquidity risk and optimize net finance income under formal policies established and monitored by the Capital Committee, which is comprised of members of senior management, including the Chief Executive Officer, the Vice Chairman, the Chief Financial Officer and senior representatives of DKB and CBC. Four members of the Capital Committee are also members of the Corporation's Board of Directors. The Capital Committee establishes and regularly reviews interest rate sensitivity, funding needs, liquidity, and asset-pricing to determine short-term and long-term funding strategies, including the use of off-balance sheet derivative financial instruments. The Corporation does not enter into derivative financial instruments for trading or speculative purposes.

     Derivative positions, all of which are entered into as hedges, are managed in such a way that the exposure to interest rate, credit or foreign exchange risk is in accordance with the overall operating goals established by the Capital Committee. There is an approved, diversified list of creditworthy counterparties used for derivative financial instruments, primarily interest rate and currency swap agreements, each of whom has specific credit exposure limits, which are based on market value. The Executive Credit Committee approves each counterparty and its related market value and credit exposure limit annually or more frequently if any changes are recommended. Market values are calculated periodically for each swap contract, summarized by counterparty and reported to the Capital Committee. For additional information regarding the Corporation's derivative portfolio, refer to "Note 7--Derivative Financial Instruments" in Item 8. Financial Statements and Supplementary Data.

Interest Rate Risk Management

     Changes in market interest rates or in the relationships between short-term and long-term market interest rates or different interest rate indices (basis risk) create risks which can potentially affect net finance income. Such changes can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities.

     The Capital Committee actively manages interest rate risk by changing the proportion of fixed and floating rate debt and by utilizing interest rate swaps and, to a lesser extent, caps to modify the repricing characteristics of existing interest-bearing liabilities. Issuing new debt or hedging the interest rate on existing debt through the use of interest rate swaps and caps are both tools for managing interest rate risk. The decision to use one or the other or a combination of both is driven by the relationship between the relative interest rate costs and effectiveness of the alternatives, and liquidity needs of the Corporation. For example, a fixed rate, fixed term loan transaction may initially be funded by commercial paper, resulting in interest rate risk. To reduce this risk, the Corporation may enter into a hedge that has an inverse correlation to the interest rate sensitivity created, whereby the Corporation would pay a fixed interest rate and receive a commercial paper interest rate. Basis risk is similarly managed through the issuance of new debt or the utilization of interest rate swaps or caps.

     The Corporation's degree of interest rate sensitivity is continuously monitored and simulated through computer modeling by measuring the repricing characteristics of interest-sensitive assets, liabilities and off-balance sheet derivatives. These characteristics include the dollar amounts, maturities, estimated prepayments, interest rates, and reference rate or other market based indices which are updated and reviewed periodically. The model is used to project net interest income assuming stable interest rates as well as various other hypothetical interest rate scenarios and the results are reviewed monthly by the Capital Committee. Utilizing the Corporation's computer modeling, if no new fixed rate loans or leases were extended and no actions to alter the existing interest rate sensitivity were taken subsequent to December 31, 1995, an immediate hypothetical 1% parallel rise in the yield curve on January 1, 1996 would reduce net income by an estimated $5.0 million after-tax over the next twelve months. Although management believes that this measure provides a meaningful estimate of the Corporation's interest rate sensitivity, it does not reflect changes in the credit quality, size and composition of the balance sheet and other business developments that could affect net income. Further, it does not necessarily represent management's current view of future market interest rate movements.

     The Corporation periodically enters into structured financings (involving both the issuance of debt and an interest rate swap with corresponding notional principal amount and maturity) that not only improve liquidity and reduce interest rate risk, but result in a lower overall funding cost than could be achieved by solely issuing debt. For example, in order to fund LIBOR interest rate based assets, a medium-term variable rate note based upon the Federal Funds rate can be issued and coupled with an interest rate swap exchanging the Federal Funds rate for a LIBOR interest rate. This creates, in effect, a lower cost LIBOR based medium-term obligation which also reduces the interest rate basis risk of funding LIBOR based assets with commercial paper or Federal Funds rate based debt.

     Interest rate swaps with notional principal amounts of $5.27 billion at December 31, 1995 and $5.46 billion at December 31, 1994 were designated as hedges against outstanding debt and were principally used to effectively convert the interest rate on variable rate debt to a fixed rate, which sets the Corporation's fixed rate term debt borrowing cost over the life of the swap and reduces the Corporation's exposure to rising interest rates but reduces the Corporation's benefits from lower interest rates. Interest rate swaps and caps are further discussed in "Note 7--Derivative Financial Instruments" in Item 8. Financial Statements and Supplementary Data.

     A comparative analysis of the weighted average principal outstanding and interest rates paid on the Corporation's debt before and after the effect of interest rate swaps is shown in the following table.

                                                                           Years Ended December 31,
                                    ------------------------------------------------------------------------------------------
                                                      1995                                            1994
                                    -----------------------------------------    ---------------------------------------------
                                        Before Swaps          After Swaps               Before Swaps            After Swaps
                                    -------------------    ------------------    ------------------        -------------------
                                                                 Dollar Amounts in Millions
Commercial paper and
  variable rate senior
  notes .......................     $ 9,785.4    6.03%   $ 7,226.0     6.02%     $ 8,847.5      4.46%     $ 6,865.7      4.41%
Fixed rate senior  notes ......       3,194.5    7.09%     5,753.9     6.78%       2,525.8      7.24%       4,507.6      6.70%
                                    ---------            ---------               ---------                ---------
Composite .....................     $12,979.9    6.29%   $12,979.9     6.36%     $11,373.3      5.07%     $11,373.3      5.32%
                                    =========            =========               =========                =========

     The increases in the composite interest rates after the effect of hedging activity reflect the greater proportion of debt effectively paying fixed interest rates. The weighted average interest rates before the effect of hedging activity do not reflect the interest expense that would have been incurred had the Corporation chosen to manage interest rate risk without the use of derivatives.

Liquidity Risk

     The Capital Committee manages liquidity risk by monitoring the relative maturities of assets and liabilities and by borrowing funds, primarily in the United States money and capital markets. Such cash is used to fund asset growth (including the bulk purchase of receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis. The primary source of funding is commercial paper borrowings, proceeds from the sales of medium-term notes and other debt securities and securitizations.

Liquidity

     Commercial paper outstanding increased $445.4 million to $6.11 billion at December 31, 1995, and represented 45.0% of total debt outstanding, while fixed rate notes increased to $3.64 billion at December 31, 1995 (26.8% of total debt), an increase of $717.7 million from December 31, 1994. Variable rate debt totaled $3.83 billion (28.2% of total debt outstanding) at December 31, 1995. These changes primarily reflect the increase in the level of financing and leasing assets.

     Commercial paper borrowings are supported by a variety of bank credit facilities. At December 31, 1995, credit lines with 69 banks totaled $4.64 billion and support the current commercial paper position as well as growth in the foreseeable future. Credit line coverage decreased to 77.7% of operating commercial paper outstanding (commercial paper outstanding less interest-bearing deposits) at year-end 1995, as compared to 82.7% in 1994 due to the higher balance of commercial paper outstanding at December 31, 1995. No borrowings have been made under credit lines since 1970.

     The Corporation also has accessed the asset backed securitization markets as an additional liquidity source. During 1995, the Corporation securitized manufactured housing and recreational vehicle receivables on four transactions for a total of $723.2 million, an increase of $524.5 million over two transactions totaling $198.7 in 1994.

Capitalization

     The following table presents information regarding the Corporation's capital structure.

                                                 At December 31,
                                           ----------------------------
                                             1995                 1994
                                           ---------           ---------
                                             Dollar Amounts in Millions
Commercial paper ......................   $ 6,105.6            $ 5,660.2
Variable rate senior notes ............     3,827.5              3,812.5
Fixed rate senior and
  subordinated notes ..................     3,637.0              2,919.4
                                          ---------            ---------
Total debt ............................   $13,570.1            $12,392.1
Stockholders' equity ..................     1,914.2              1,793.0
                                          ---------            ---------
Total capitalization ..................   $15,484.3            $14,185.1
                                          =========            =========
Debt-to-equity ratio ..................   7.09 to 1            6.91 to 1
                                          =========            =========

      The Corporation operates under a dividend policy requiring the payment of dividends by the Corporation, equal to and not exceeding 50% of net operating earnings on a quarterly basis. Through November 30, 1995, regular cash dividends of $104.1 million were paid to DKB and CBC Holding based upon their respective stock ownership. During the first quarter of 1996, the Corporation declared and paid a dividend of $8.9 million based on actual earnings for December 1995.

     During the year, $2.55 billion of variable rate notes and $1.15 billion of fixed rate notes were issued with individual terms ranging from one to ten years. Repayments of debt during 1995 totaled $2.97 billion. At December 31, 1995, $5.26 billion of registered but unissued debt securities remained available under shelf registration statements.

     The Corporation's commercial paper, publicly issued variable rate and fixed rate senior debt, and senior subordinated long-term notes and debentures are rated by Moody's Investors Service, Duff & Phelps Credit Rating Company and Standard & Poor's Corporation.

Recently Issued Accounting Pronouncements

     During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122").

     SFAS 121 requires that a review for impairment be performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. In performing the review for recoverability, the entity should estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The adoption of SFAS 121 did not have a significant impact on the Corporation's consolidated financial position or results of operation.

     SFAS 122 requires an enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and then sells or securitizes those loans with servicing rights retained to allocate the total cost between the mortgage servicing rights and the loans based on their relative fair values. The Statement requires that the enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of SFAS 122 did not have a significant impact on the Corporation's consolidated financial position or results of operations.

     The Financial Accounting Standards Board also issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which requires either a change in accounting or additional proforma disclosures for stock-based compensation plans. Management has adopted the disclosure election of the Standard during the first quarter of 1996 which did not have a significant impact on the Corporation's consolidated financial position or results of operations.

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

Net Finance Income

     A comparison of 1994 and 1993 finance income and interest expense is set forth below.

                                                     Years Ended December 31,                         Increase
                                                 ----------------------------------           ------------------------
                                                   1994                    1993               Amount           Percent
                                                 ----------              ----------           ---------         -------
                                                                       Dollar Amounts in Millions
Finance income ...............................   $  1,263.8              $  1,111.9          $   151.9           13.7%
Interest expense .............................        614.0                   508.0              106.0           20.9
                                                  ---------               ---------           --------            ---
Net finance income ...........................    $   649.8               $   603.9           $   45.9            7.6%
                                                  =========               =========           ========           ====
Average financing & leasing assets (AEA) .....    $13,630.3               $12,262.9           $1,367.4           11.2%
                                                  =========               =========           ========           ====
Net finance income as a percent of AEA .......         4.77%                   4.93%
                                                  =========               =========

     The increase of $151.9 million in finance income reflects earnings on the $1.37 billion growth in AEA and the effect of rising market interest rates, which enabled finance income, as a percentage of AEA, to improve to 9.19% in 1994 from 8.93% in 1993. These factors also impacted interest expense, which totaled $614.0 million in 1994, an increase of $106.0 million (20.9%), compared with $508.0 million in 1993. Net finance income totaled $649.8 million, an increase of $45.9 million (7.6%) from 1993. However, the increased interest expense and more aggressive competition in transaction pricing and structuring, particularly from banks, resulted in a decline in net finance income as a percentage of AEA to 4.77% compared with 4.93% in 1993.

Fees and Other Income

     Fees and other income totaled $174.4 million in 1994, an increase of $40.6 million (30.3%), compared with $133.8 million in 1993. The improvement is principally attributable to higher factoring commissions, reflecting additional factored receivable volume from the acquisition of BCC and record new client signings in 1994.

Provision and Reserve for Credit Losses

     A continued recovery in certain sectors of the U.S. economy contributed to an improvement of $10.2 million (10.9%) in net credit losses for 1994. As a percentage of average finance receivables, net credit losses fell to 0.61% in 1994 from 0.77% in 1993. Information concerning the provision and reserve for credit losses is summarized in the following table.


                                                   Years ended December 31,
                                                -----------------------------
                                                 1994                    1993
                                                --------               -------
                                                  Dollar Amounts in Millions
Net credit losses ..........................     $  84.2               $  94.4
Provision for finance
   receivables increase ....................        12.7                  10.5
                                                 -------               -------
Total provision for credit losses ..........     $  96.9               $ 104.9
                                                 =======               =======
Net credit losses as a
   percentage of average
   finance receivables .....................       0.61%                 0.77%
                                                 =======               =======
Reserve for credit losses ..................     $ 192.4               $ 169.4
                                                 =======               =======

Salaries and General Operating Expenses

     Salaries and general operating expenses totaled $337.9 million in 1994, a $55.7 million (19.8%) increase, compared to $282.2 million in 1993. This increase includes a $33.7 million (22.2%) rise in salaries and employee benefits, which totaled $185.8 million in 1994, compared with $152.1 million in 1993, and an additional $22.0 million (16.9%) of general operating expenses, which totaled $152.1 million in 1994, compared with $130.1 million in 1993. Employee headcount increased to 2,689 at December 31, 1994 from 2,424 in 1993.

     These increases are largely attributable to the BCC acquisition and expanded Consumer Finance activity. Since the BCC acquisition, Commercial Services has had an integration plan in place designed to maintain business momentum, provide uninterrupted levels of quality services, and generate economies of scale. Significant progress has been made in integrating operating systems, eliminating duplicate functions and consolidating offices and departments. This process was substantially completed by year-end 1995. Salaries and other employee benefits in 1994 also included the effect of improvements to employee sales and incentive compensation plans.

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

                                                            December 31,                             Increase
                                                  --------------------------------         -----------------------------
                                                    1994                   1993              Amount            Percent
                                                  ---------              ---------         ----------        -----------
                                                                        Dollar Amounts in Millions
Finance Receivables
  Business Credit ........................        $  1,442.1            $  1,282.1         $    160.0            12.5%
  Capital Equipment Financing ............           4,493.5               4,394.5               99.0             2.3
  Credit Finance .........................             719.6                 645.7               73.9            11.5
  Industrial Financing ...................           4,269.7               3,881.0              388.7            10.0
  Commercial Services ....................           1,896.2                 981.9              914.3            93.1
  Consumer Finance .......................             570.8                 131.3              439.5           334.7
  Sales Financing ........................           1,402.5               1,307.6               94.9             7.3
                                                   ---------             ---------          ---------            ----
     Total Finance Receivables ...........          14,794.4              12,624.1            2,170.3            17.2
                                                   ---------             ---------          ---------            ----
Operating Lease Equipment
  Capital Equipment Financing ............             648.7                 565.7               83.0            14.7
  Industrial Financing ...................             219.2                 186.2               33.0            17.7
                                                   ---------             ---------          ---------            ----
    Total Operating Lease Equipment ......             867.9                 751.9              116.0            15.4
                                                   ---------             ---------          ---------            ----
    Total Financing and Leasing Assets ...         $15,662.3             $13,376.0          $ 2,286.3            17.1%
                                                   =========             =========          =========            ====

     The following table presents the new business orginations of financing and leasing assets including purchases of existing finance receivable portfolios.

                                               Years Ended December 31,                       Increase
                                            -------------------------------            -----------------------
                                              1994                   1993              Amount          Percent
                                            --------                -------            -------         -------
                                                                   Dollar Amounts in Millions
  Business Credit(a) .....................  $   422.7              $  451.1           $  (28.4)          (6.3)%
  Capital Equipment Financing ............    1,148.9               1,029.1              119.8           11.7
  Credit Finance(a) ......................      196.5                 175.7               20.8           11.8
  Industrial Financing ...................    2,156.3               2,319.2             (162.9)          (7.0)
  Consumer Finance .......................      481.2                 153.9              327.3          212.7
  Sales Financing ........................      681.1                 621.5               59.6            9.6
                                            ---------             ---------           --------          -----
                                            $ 5,086.7             $ 4,750.5           $  336.2            7.1%
                                            =========             =========           ========           ====
  Commercial Services(b) .................  $12,853.0             $ 7,667.4           $5,185.6           67.6%
                                            =========             =========           ========           ====

-----------
(a)   Represents initial borrowings under new lines of credit

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

     o Capital Equipment Financing--Customized secured equipment financing and leasing of major capital equipment for medium and larger-sized companies.
Finance receivables rose modestly to $4.49 billion, reflecting improved new business funding volume offset, in part, by higher than usual prepayments and finance receivable sales for credit risk management purposes. The growth in operating lease equipment resulted from the purchase of additional equipment for lease, principally railcars and commercial and business aircraft, and the leasing of a commercial aircraft included in assets received in satisfaction of loans at December 31, 1993.

     o Credit Finance--Revolving and term loans, including restructurings, for small and medium-sized companies secured by accounts receivable, inventory and fixed assets. Finance receivables continued to grow, rising 11.5% in 1994 to $719.6 million, largely due to record new business volume with various middle-market manufacturing companies.

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

     o Commercial Services--Factoring of accounts receivable, including credit protection, bookkeeping and collection activities and revolving and term loans. Finance receivables totaled $1.90 billion at December 31, 1994. The increase of $914.3 million from 1993 reflects the acquisition of BCC, which added over $700 million of factored receivables, and record new client signings in 1994.

     o Consumer Finance--Loans secured by first or second mortgages on residential real estate, and home equity lines of credit generated through brokers and direct marketing. Finance receivables rose sharply to $570.8 million, reflecting the full year effect and continued development, in 1994, of the marketing offices added late in 1993. This portfolio is expected to approach $1.0 billion by the end of 1995.

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

Financing and Leasing Assets Composition

     Financing and leasing assets are principally composed of loans and direct financing and leveraged leases with commercial and consumer customers located principally in the United States and operating lease equipment, largely commercial aircraft, placed with lessees both domestically and internationally. The portfolio composition did not change significantly from year-end 1993.

Financing and Leasing Assets Concentrations

Commercial Airlines

     Commercial airline finance receivables of $1.42 billion and operating lease equipment of $482.3 million totaled $1.90 billion (12.1% of total financing and leasing assets) at December 31, 1994 compared with $1.89 billion (14.2%) in 1993. The portfolio is secured by commercial aircraft and related equipment. Management continues to limit the growth in this portfolio relative to total financing and leasing assets.

     The following table presents information about the commercial airline industry portfolio.


                                                       At December 31,
                                                ------------------------------
                                                  1994                 1993
                                                ---------           ----------
                                                 Dollar Amounts in Millions
Finance receivables
  Amount outstanding(a) ..................      $1,417.0              $1,437.3
  Number of obligors .....................            46                    43
                                                --------              --------
Operating lease equipment
  Net carrying value .....................     $   482.3             $   457.6
  Number of obligors .....................            21                    21
                                                --------              --------
     Total ...............................      $1,899.3              $1,894.9
                                                --------              --------
  Number of obligors(b) ..................            62                    58
                                                --------              --------
  Number of aircraft(c) ..................           282                   276
                                                --------              --------


----------------

(a) Includes accrued rents on operating leases which are classified as finance receivables in the Consolidated Balance Sheets.

(b)  Certain   obligors  have  both  finance   receivable  and  operating  lease
     transactions.

(c) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules which phase out the use of Stage II aircraft in the United States through the year 2000. The International Civil Aviation Organization has issued similar requirements for Europe. At year-end 1994, the portfolio consisted of 224 Stage III aircraft (79%) and 58 of Stage II aircraft (21%) versus 214 of Stage III aircraft (78%) and 62 of Stage II aircraft (22%) at year-end 1993.

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

Highly Leveraged Transactions

     The  Corporation,   primarily  through  Business  Credit,   originates  and
participates in highly leveraged transactions (HLT), which totaled $436.1 million (2.8% of financing and leasing assets) at December 31, 1994, down from $476.6 million (3.6%) at December 31, 1993. The decline in HLT outstandings during 1994 was primarily due to delisting companies that met the delisting criteria, partially offset by new HLT fundings. The Corporation's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flow from operations. Unfunded commitments to lend in secured HLT situations were $202.1 million at December 31, 1994, compared with $123.1 million at year-end 1993.

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

Past Due and Nonaccrual Finance Receivables and Assets Received in Satisfaction of Loans

     Finance receivables past due 60 days or more improved to $176.9 million (1.20% of finance receivables) at December 31, 1994, from $216.1 million (1.71%) at December 31, 1993, reflecting a continued recovery in certain sectors of the economy.

     Finance receivables on nonaccrual status, included in past due finance receivables, declined to $110.2 million (0.75% of finance receivables) at December 31, 1994, from $139.9 million (1.11%) at December 31, 1993. The decrease from December 31, 1993 includes final settlement with a manufacturer on nonaccrual since 1992.

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

     The following table presents the assets received in satisfaction of loans including in-substance foreclosures.


                                                        At December 31,
                                                    -------------------------
                                                   1994                   1993
                                                 -------                -------
                                                       Amounts in Millions
Commercial aircraft .......................        $ 36.0                $ 17.2
Retail merchandise, property
   and accounts receivable(a) .............          32.3                  29.2
Property and equipment ....................           8.6                  13.5
Transportation(b) .........................           6.2                  15.3
Other .....................................           3.4                  11.8
                                                   ------                ------
  Total ...................................        $ 86.5                $ 87.0
                                                   ======                ======

---------------
(a) Retail merchandise, property and accounts receivable includes an equity interest in a building supply retailer.

(b) Transportation includes buses and recreational vehicles in 1994, and business aircraft, trailers, and recreational vehicles in 1993.

Item 8.  Financial Statements and Supplementary Data.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The CIT Group Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of The CIT Group Holdings, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The CIT Group Holdings, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

      As discussed in Note 12 to the consolidated financial statements, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1993.

                                                        KPMG PEAT MARWICK LLP


Short Hills, New Jersey
January 18, 1996

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                          December 31,
                                                       -------------------
                                                       1995           1994
                                                       ----           ----
                                                       Amounts in Millions
Financing and leasing assets
Loans
   Commercial ..................................   $  10,356.3      $   9,910.6
                                                   -----------      -----------
   Consumer ....................................       2,344.0          1,973.2
Lease receivables ..............................       3,095.2          2,910.6
                                                   -----------      -----------
      Finance receivables (Note 3) .............      15,795.5         14,794.4

Reserve for credit losses (Note 4) .............        (206.0)          (192.4)
                                                   -----------      -----------
      Net finance receivables ..................      15,589.5         14,602.0
Operating lease equipment (Note 5) .............       1,113.0            867.9
Cash and cash equivalents ......................         161.5              6.5
Other assets ...................................         556.3            483.3
                                                   -----------      -----------
      Total assets .............................   $  17,420.3      $  15,959.7
                                                   ===========      ===========

                      Liabilities and Stockholders' Equity

Debt (Notes 6 and 7)
Commercial paper ...............................   $   6,105.6      $   5,660.2
Variable rate senior notes .....................       3,827.5          3,812.5
Fixed rate senior notes ........................       3,337.0          2,619.4
Subordinated fixed rate notes ..................         300.0            300.0
                                                   -----------      -----------
   Total debt ..................................      13,570.1         12,392.1
Credit balances of factoring clients ...........         980.9            993.4
Accrued liabilities and payables ...............         485.9            354.7
Deferred Federal income taxes (Note 11) ........         469.2            426.5
                                                   -----------      -----------
    Total liabilities ..........................      15,506.1         14,166.7
Stockholders' equity (Note 8)
Common stock -- authorized, issued and
  outstanding -- 1,000 shares ..................         250.0            250.0
Paid-in capital ................................         408.3            408.3
Retained earnings ..............................       1,255.9          1,134.7
                                                   -----------      -----------
    Total stockholders' equity .................       1,914.2          1,793.0
                                                   -----------      -----------
    Total liabilities and stockholders' equity ..  $  17,420.3      $  15,959.7
                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           Years Ended December 31,
                                                                  ------------------------------------------
                                                                    1995              1994          1993
                                                                    ----              ----          ----
                                                                             Amounts in Millions

Finance income ...........................................        $1,529.2          $1,263.8       $1,111.9
                                                                  --------          --------       --------
Interest expense .........................................           831.5             614.0          508.0
                                                                  --------          --------       --------
  Net finance income .....................................           697.7             649.8          603.9
Fees and other income (Note 9) ...........................           184.7             174.4          133.8
                                                                  --------          --------       --------
  Operating revenue ......................................           882.4             824.2          737.7
                                                                  --------          --------       --------
Salaries and general operating expenses (Note 10) ........           345.7             337.9          282.2
Provision for credit losses (Note 4) .....................            91.9              96.9          104.9
Depreciation on operating lease equipment (Note 5) .......            79.7              64.4           39.8
                                                                  --------          --------       --------
  Operating expenses .....................................           517.3             499.2          426.9
                                                                  --------          --------       --------
Income before provision for income taxes .................           365.1             325.0          310.8
Provision for income taxes (Note 11) .....................           139.8             123.9          128.5
                                                                  --------          --------       --------
  Net income .............................................         $ 225.3           $ 201.1        $ 182.3
                                                                  ========          ========       ========

See accompanying notes to consolidated financial statements.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                    Years Ended December 31,
                                                                         -----------------------------------------

                                                                            1995              1994           1993
                                                                         ---------         ---------      ---------
Common stock
Balance, beginning and end of period ................................     $  250.0          $  250.0       $ 250.0
                                                                          --------          --------       -------
Paid-in capital
Balance, beginning and end of period ................................     $  408.3          $  408.3       $ 408.3
                                                                          --------          --------       -------
Retained earnings
Balance, beginning of period ........................................     $1,134.7          $1,033.9       $ 942.8
Net income ..........................................................        225.3             201.1         182.3

Dividends paid ......................................................       (104.1)           (100.3)        (91.2)
                                                                          --------          --------       -------
Balance, end of period ..............................................      1,255.9           1,134.7       1,033.9
                                                                          --------          --------       -------
    Total stockholders' equity (Note 8) .............................     $1,914.2          $1,793.0      $1,692.2
                                                                          ========          ========      ========


See accompanying notes to consolidated financial statements.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                         --------------------------------------------
                                                                            1995              1994            1993
                                                                         ---------          --------        ---------
                                                                                      Amounts in Millions
Cash flows from operations
Net income ........................................................      $   225.3        $    201.1       $   182.3
Adjustments to reconcile net income to net cash
  flows from operations:
    Provision for credit losses ...................................           91.9              96.9           104.9
    Depreciation and amortization .................................           88.7              75.4            49.7
    Provision for deferred Federal income taxes ...................           42.5              27.7            34.9
    Gains on asset and receivable sales ...........................          (36.8)            (26.1)          (23.9)
    Increase in accrued liabilities and payables ..................          131.2              24.2            32.0
    (Increase) decrease in other assets ...........................          (17.7)              (.1)            1.9
    Other .........................................................          (22.7)            (17.2)          (27.6)
                                                                         ---------         ---------       ---------
     Net cash flows provided by operations ........................          502.4             381.9           354.2
                                                                         ---------         ---------       ---------
Cash flows from investing activities
Loans extended ....................................................      (30,927.9)        (23,610.9)      (20,854.0)
Collections on loans ..............................................       28,750.8          22,394.0        20,081.9
Proceeds from asset and receivable sales ..........................          816.8             535.6           215.5
Purchases of equipment to be leased ...............................         (719.5)         (1,039.7)         (940.9)
Collections on lease receivables ..................................          712.9             632.2           486.3
Net decrease (increase) in short-term
  factoring receivables ...........................................          123.6            (207.4)           90.5
Proceeds from sales of assets received in
  satisfaction of loans ...........................................           26.2              40.4            43.0
Purchases of finance receivables portfolios .......................          (22.7)           (181.7)         (477.4)
Acquisition of Barclays Commercial Corporation ....................            --             (435.6)            --
Other .............................................................          (55.5)            (47.8)          (16.9)
                                                                         ---------         ---------       ---------
     Net cash flows used for investing activities .................       (1,295.3)         (1,920.9)       (1,372.0)
                                                                         ---------         ---------       ---------
Cash flows from financing activities
Proceeds from the issuance of variable and
  fixed rate notes ................................................        3,698.6           3,985.8         2,183.9
Repayments of variable and fixed rate notes .......................       (2,966.0)         (1,529.6)       (2,062.8)
Net increase (decrease) in commercial paper .......................          445.4            (855.9)          342.7
Repayments of non-recourse leveraged lease debt ...................         (135.7)           (103.1)          (71.5)
Proceeds from non-recourse leveraged lease debt ...................            9.7              47.0           118.5
Cash dividends paid ...............................................         (104.1)           (100.3)          (91.2)
                                                                         ---------         ---------       ---------
Net cash flows provided by financing activities ...................          947.9           1,443.9           419.6
                                                                         ---------         ---------       ---------
Net increase (decrease) in cash and
  cash equivalents ................................................          155.0             (95.1)         (598.2)
Cash and cash equivalents, beginning of year ......................            6.5             101.6           699.8
                                                                         ---------         ---------       ---------
Cash and cash equivalents, end of year ............................      $   161.5         $     6.5       $   101.6
                                                                         =========         =========       =========
Supplemental disclosures
Interest paid .....................................................      $   958.8         $   616.8       $   505.3
Federal and State and local income taxes paid .....................      $    95.0         $    98.9       $    85.7
Noncash transfer of assets received in satisfaction
  of loans to finance receivables .................................      $    40.6         $     --        $     --
Noncash transfer of receivables to other assets (principally
  securitizations) ................................................      $   772.5         $   117.1       $   305.0
Noncash transfers of receivables to assets
  received in satisfaction of loans ...............................      $    30.8         $    80.5       $   166.9
Noncash transfers of assets received in satisfaction
  of loans to operating lease equipment ...........................      $     --          $    17.3       $    85.2
Noncash transfer of receivables to operating lease equipment ......      $     --          $     --        $     6.0

See accompanying notes to consolidated financial statements.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Corporation

     The CIT Group Holdings,  Inc. (the "Corporation") engages in commercial and
consumer  financial  services  activities  through  a  nationwide   distribution
network.

     The Dai-Ichi Kangyo Bank, Limited ("DKB") owns 80% of the issued and outstanding stock of the Corporation, 60% of which it purchased from Manufacturers Hanover Corporation ("MHC") in 1989. DKB acquired an additional 20% of the Corporation from Chemical Banking Corporation ("CBC") in December 1995. The remaining 20% of the Corporation's issued and outstanding stock is owned by CBC. DKB has a five year option, expiring December 15, 2000, to purchase the remaining twenty percent (20%) common stock interest from CBC.

Note 2--Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements and accompanying notes include the accounts of The CIT Group Holdings, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated. Prior period amounts, principally loans and lease receivables by type in the Consolidated Balance Sheets, have been reclassified to conform to the current presentation.

Financing and Leasing Assets

     The Corporation provides funding for a variety of financing arrangements including term loans, lease financing and operating leases. Lease receivables include leveraged leases, for which a major portion of the funding is provided by third party lenders, on a nonrecourse basis, with the Corporation providing the balance and acquiring title to the property. The amounts outstanding on loans and leases are referred to as finance receivables and, when combined with the net book value of operating lease equipment, represent financing and leasing assets.

Income Recognition

     Finance income includes interest on loans, the accretion of income on direct financing leases, and rents on operating leases. Related origination and other nonrefundable fees and direct origination costs are deferred and amortized as an adjustment of finance income over the contractual life of the transactions. Income on finance receivables other than leveraged leases is recognized on an accrual basis commencing in the month of origination using methods that generally approximate the interest method. Leveraged lease income is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which the Corporation has a positive investment in the transaction, net of related deferred tax liabilities. Rental income on operating leases is recognized on an accrual basis.

     Except for certain consumer loans, which are subject to automatic charge-off procedures, the accrual of finance income is suspended and an account is placed on nonaccrual status either when a payment is contractually delinquent for 90 days or more and collateral is insufficient to cover both the outstanding principal and accrued finance income or immediately if, in the opinion of management, full collection of all principal and income is doubtful. Accrued but uncollected income at the date an account is placed on nonaccrual status is reversed and charged against income to the extent the estimated fair value of collateral does not satisfy both the principal and accrued income outstanding. Such accrued but uncollected income is immaterial. Subsequent income received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status.

     Fees and other income includes: (1) factoring commissions, (2) commitment, facility, letters of credit and syndication fees, (3) servicing fees and (4) gains and losses from sale of assets coming off lease, securitization of loans, disposition of assets received in satisfaction of loans and sales of loans and other investments.

Lease Financing

     Direct financing leases are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Operating lease equipment is carried at cost less accumulated depreciation and is

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans and subsequently placed on operating lease is recorded at the lower of carrying value or estimated fair value when acquired. Leveraged leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less amounts due to non-recourse third-party lenders and unearned finance income. Management performs periodic reviews of the estimated residual values, with other than temporary impairment, if any, being recognized in the current period.

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

Charge-off of Finance Receivables

     Finance receivables are reviewed periodically to determine the probability of loss on individual receivables. Charge-offs are taken after considering such factors as the customer's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Such charge-offs are deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are no longer deemed useful. Although certain consumer loans are reviewed individually for charge-offs, all other consumer receivables have automatic charge-offs when no contractual payments are received for 120 days, or at 180 days when partial payments have been received.

Impaired Loans

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", in May 1993 and amended it with Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures", issued in October 1994 (collectively referred to hereafter as "SFAS 114"). SFAS 114 requires that the value of an impaired loan be measured based upon 1) the present value of expected future cash flows discounted at the loan's effective interest rate or, 2) at the fair value of the collateral, if the loan is collateral dependent.

     Impaired loans include any loan transaction on nonaccrual status or troubled debt restructuring subject to periodic review by the Corporation's Asset Quality Review Committee, comprised of members of senior management, which covers finance receivables of $500,000 or more meeting certain credit risk grading parameters. Excluded from impaired loans are: 1) certain individual small dollar commercial nonaccrual loans (under $500,000) for which the collateral value supports the outstanding balance, 2) consumer loans which are subject to automatic charge-off procedures, and 3) short-term factoring customer receivables, generally having terms of no more than 30 days. In general, the impaired loans are collateral dependent. Any shortfall between the value and the recorded investment in the loan is recognized by establishing a reserve for credit losses.

Other Assets

     At the time management decides to proceed with a securitization of loans, such loans are considered available for sale and are reclassified to other assets. Loans held for sale are carried at the lower of aggregate cost or market value.

     Certain consumer loans are originated and sold to trusts which, in turn, issue asset-backed securities to investors. The Corporation retains the servicing rights and participates in certain cash flows from the loans. The present value of expected net cash flows which exceeds the estimated cost of servicing is recorded at the time of sale as "excess servicing assets". In determining expected net cash flows, the Corporation considers assumptions of

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES prepayment and loss experience and market interest rates. Excess servicing assets are stated at the lower of amortized cost or fair value, which is determined by adjusting the present value of the remaining cash flows for actual prepayment and loss experience. Amortization is recognized on excess servicing assets to the extent that the rate of return is not commensurate with the discount rate.

     The excess of purchase price over fair market value of assets acquired (goodwill) in connection with business acquisitions is amortized on a straight line basis over a period not to exceed 20 years.

     Assets received in satisfaction of loans are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs at the time of receipt charged to the reserve for credit losses. Subsequent write-downs of such assets, which may be required due to a decline in estimated fair market value after receipt, are reflected in general operating expenses.

     Fixed  assets  are  stated  at  cost  less  accumulated   depreciation  and
amortization. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the related assets.

Derivative Financial Instruments

     The Corporation enters into interest rate swap agreements as part of its overall interest rate risk management. These transactions are entered into as hedges against the effects of future interest rate fluctuations and, accordingly, are not carried at fair market value. The Corporation does not enter into derivative financial instruments for trading or speculative purposes.

     The net interest differential, including premiums paid or received, if any, on interest rate swaps is recognized on an accrual basis as an adjustment to finance income or interest expense to correspond with the hedged asset or liability position, respectively. In the infrequent event that early termination of a derivative instrument occurs, the net proceeds paid or received are deferred and amortized over the shorter of the remaining original contract life of the interest rate swap or the maturity of the hedged asset or liability position.

     On occasion, the Corporation will also purchase a short term forward interest rate agreement or option to hedge the expected interest rate used to price the anticipated securitization of loans. Such transactions are designated as hedges against a securitization that is probable and for which the significant characteristics and terms have been identified but for which there is no legally binding obligation. The loans to be securitized are considered held for sale and reclassified to other assets. The net interest differential on the derivative instrument, including premium paid or received, if any, is recognized as an adjustment to the basis of the corresponding assets at the time of sale. In the unlikely event the anticipated securitization does not occur, the related hedge position would be liquidated with any gain or loss recognized at such time, and the related assets are reclassified to loans.

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

      Federal investment tax credits realized for income tax purposes on lease financing transactions have been deferred for financial statement purposes and are included in deferred Federal income taxes on the Consolidated Balance Sheets. Such credits are amortized as a reduction of the provision for income taxes using an actuarial method over the related lease term.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Note 3--Finance Receivables

     Included in lease receivables at December 31, 1995 and 1994 are leveraged lease receivables of $576.7 million and $541.6 million, respectively. Leveraged lease receivables exclude the portion of lease receivables offset by related non-recourse debt payable to third-party lenders of $2.14 billion and $2.22 billion at December 31, 1995 and 1994, respectively, including amounts owed to affiliates of DKB which totaled $501.3 million at year-end 1995, and $525.7 million at year-end 1994. Also excluded from finance receivables are $1.25 billion of finance receivables at December 31, 1995 ($498.1 million in 1994) owned by other financial institutions or securitization trusts which are serviced by the Corporation.

     Commercial and consumer loans and lease receivables are presented net of unearned income of $569.9 million, $1.3 million and $978.9 million at December 31, 1995 and $479.3 million, $20.7 million and $973.1 million at December 31, 1994, respectively.

     The following table sets forth the contractual maturities of finance receivables.

                                                 December 31, 1995                       December 31, 1994
                                             -------------------------               -------------------------
                                              Amount           Percent                Amount           Percent
                                             --------          --------              ---------         -------
                                                                   Dollar Amounts in Millions
Due Within One Year ....................     $ 5,523.6           34.97%              $ 5,278.6          35.68%
Due Within One to Two Years ............       2,488.8           15.76                 2,464.8          16.66
Due Within Two to Four Years ...........       3,288.7           20.82                 3,095.5          20.92
Due After Four Years ...................       4,494.4           28.45                 3,955.5          26.74
                                             ---------           -----               ---------          -----
                                             $15,795.5          100.00%              $14,794.4         100.00%
                                             =========          ======               =========         ======

     The following table sets forth information regarding finance receivables on nonaccrual status and assets received in satisfaction of loans.

                                                                                           At December 31,
                                                                                     ---------------------------
                                                                                       1995               1994
                                                                                     -------             -------
                                                                                         Amounts in Millions
Nonaccrual finance receivables .................................................      $139.5              $ 110.2
Assets received in satisfaction of loans .......................................        42.0                 86.5
                                                                                      ------              -------
    Total nonperforming assets .................................................      $181.5              $ 196.7
                                                                                      ======              =======
Percent to finance receivables .................................................        1.15%                1.33%
                                                                                      ======              =======

     The amount of finance income recognized on year-end nonaccrual finance receivables totaled $8.0 million, $6.2 million and $3.9 million in 1995, 1994 and 1993, respectively. The amount of finance income which would have been recorded under contractual terms for such nonaccrual receivables totaled $29.3 million, $20.7 million, and $21.2 million in 1995, 1994 and 1993, respectively.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

     At December 31, 1995, and 1994, the Corporation had $30.0 million and $14.0 million, respectively, of finance receivables that met the criteria of troubled debt restructurings, which were not included in the preceding table. With the 1995 adoption of SFAS 114, the definition of a troubled debt restructuring was modified. Finance income recognized on troubled debt restructurings totaled $2.8 million, $0.8 million and $0.8 million in 1995, 1994 and 1993, respectively. Finance income on these restructured receivables would have been $3.3 million, $2.1 million and $2.3 million for 1995, 1994 and 1993, respectively, based on original contractual terms.

     At December 31, 1995, the recorded investment in impaired loans, which are generally collateral dependent, totaled $159.3 million. The fair value of the collateral or the present value of expected future cash flows equaled or exceeded the recorded investment for the impaired loans and, as such, there was no related SFAS 114 allowance for credit losses. The average monthly recorded investment in the impaired loans was $116.9 million for the year ended December 31, 1995. During 1995, finance income of $1.0 million was recognized on these loans after being classified as impaired loans. The adoption of SFAS 114 as at January 1, 1995 had no material effect on the Corporation's 1995 financial condition or results of operations.

Note 4--Reserve for Credit Losses

     The following table presents changes in the reserve for credit losses.

                                                                                1995               1994              1993
                                                                               ------             ------            ------
                                                                                           Amounts in Millions
Balance, January 1 ........................................................    $192.4             $169.4            $158.5
                                                                               ------             ------            ------
Finance receivables charged-off ...........................................     (96.9)             (95.4)           (105.6)
                                                                               ------             ------            ------
Recoveries on finance receivables previously charged-off ..................      19.7               11.2              11.2
   Net credit losses ......................................................     (77.2)             (84.2)            (94.4)
                                                                               ------             ------            ------
Provision for credit losses ...............................................      91.9               96.9             104.9
Portfolio acquisitions (dispositions), net ................................      (1.1)              10.3                .4
                                                                               ------             ------            ------
Net addition to the reserve for credit losses .............................      90.8              107.2             105.3
                                                                               ------             ------            ------
Balance, December 31 ......................................................    $206.0             $192.4            $169.4
                                                                               ======             ======            ======
Reserve for credit losses as a percentage of finance
   receivables ............................................................      1.30%              1.30%             1.34%
                                                                               ======             ======            ======

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

Note 5--Operating Lease Equipment

     The following table provides an analysis of operating lease equipment by equipment type, net of accumulated depreciation of $198.1 million in 1995 and $129.7 million in 1994.

                                                            At December 31,
                                                       -------------------------
                                                         1995             1994
                                                       -------           -------

                                                          Amounts in Millions
Commercial aircraft ..............................    $  499.4            $482.3
Trucks, trailers and buses .......................       163.2              94.3
Railroad and other transportation equipment ......       153.4              69.1
Business aircraft ................................       141.2              97.8
Oil refinery .....................................        80.2              83.1
Construction and mining equipment ................        21.8              18.5
Manufacturing equipment ..........................        20.6              10.8
Other ............................................        33.2              12.0
                                                      --------            ------
    Total ........................................    $1,113.0            $867.9
                                                      ========            ======

     Included in the preceding table is equipment not currently subject to lease agreements (off-lease equipment) of $24.4 million and $35.3 million at December 31, 1995 and 1994, respectively.

     Rental income on operating leases, included in finance income, totaled $128.8 million in 1995, $97.2 million in 1994 and $67.2 million in 1993. The following table presents future minimum lease rentals on noncancellable operating leases as of December 31, 1995. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing operating lease equipment at lease expiration, all of which are important components of operating lease profitability.

Years Ended December 31,                                   Amounts in Millions
-----------------------                                    -------------------
      1996 ..............................................        $143.8
      1997 ..............................................         118.3
      1998 ..............................................         103.1
      1999 ..............................................          76.0
      2000 ..............................................          58.0
      Thereafter ........................................          85.4
                                                                 ------
          Total .........................................        $584.6
                                                                 ======

Note 6--Debt

     The  following  table  presents  data on commercial  paper  borrowings.

                                                                                   1995              1994               1993
                                                                                ----------         ----------         ---------
                                                                                           Dollar Amounts in Millions
At December 31,
Borrowings outstanding ...................................................        $6,105.6           $5,660.2          $6,516.1
Weighted average interest rate ...........................................            5.75%              5.65%            3.35%
Weighted average maturity ................................................         45 days            22 days           55 days

Year ended December 31,
Daily average borrowings .................................................        $5,800.1           $6,532.5          $6,080.5
Maximum amount outstanding ...............................................        $6,672.1           $7,207.3          $6,709.4
Weighted average interest rate (excluding amounts related
   to interest bearing deposits) .........................................            5.95%              4.31%             3.29%

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

     The following table presents the contractual maturities of total debt at December 31, 1995 and 1994.

                                                                       Commercial       Variable rate      1995           1994
                                                                         paper          senior notes       Total          Total
                                                                       ----------       ------------       -----          -----
                                                                                           Amounts in Millions
Due in 1995 (rates ranging from 4.81% to 6.36%) .............           $    --          $    --           $   --       $8,195.2
Due in 1996 (rates ranging from 5.55% to 5.95%) .............            6,105.6          2,400.0          8,505.6         250.0
Due in 1997 (rates ranging from 5.04% to 6.14%) .............                --             806.0            806.0         556.0
Due in 1998 (rates ranging from 5.79% to 6.03%) .............                --             241.5            241.5          91.5
Due in 1999 (rates ranging from 5.04% to 6.06%) .............                --             380.0            380.0         380.0
                                                                        --------         --------         --------      --------
    Total ...................................................           $6,105.6         $3,827.5         $9,933.1      $9,472.7
                                                                        ========         ========         ========      ========


                                                                            Fixed Rate Notes               1995           1994
                                                                         Senior         Subordinated       Total          Total
                                                                       ----------       ------------       -----          -----
                                                                                           Amounts in Millions
Due in 1995 (rates ranging from 5.02% to 6.00%) .............           $   --             $  --          $    --       $  430.0
Due in 1996 (rates ranging from 4.75% to 8.88%) .............            1,030.0              --           1,030.0         930.0
Due in 1997 (rates ranging from 5.50% to 8.75%) .............              702.0              --             702.0         603.0
Due in 1998 (rates ranging from 5.63% to 8.75%) (1) .........              800.0              --             800.0         250.0
Due in 1999 (rate of 5.92%) .................................               20.0              --              20.0          20.0
Due in 2000 (rate of 6.15%) .................................               20.0              --              20.0          20.0
Due after 2000 (rates ranging from 5.37% to 9.25%)(2) .......              770.2            300.0          1,070.2         670.2
                                                                        --------           ------         --------      --------
Face amount of maturities ...................................            3,342.2            300.0          3,642.2       2,923.2
Issue discount ..............................................               (5.2)             --              (5.2)         (3.8)
                                                                        --------           ------         --------      --------
    Total ...................................................           $3,337.0           $300.0         $3,637.0      $2,919.4
                                                                        ========           ======         ========      ========

-----------
(1) $61.5 million may be repaid at the option of the holder upon 30 days' notice.

(2) $100.0 million may be repaid at the option of the holder upon 30 days' notice.

     Fixed rate debt outstanding at December 31, 1995 matures at various dates through 2008 at interest rates ranging from 4.75% to 9.25%. The consolidated weighted average interest rates on fixed rate debt at December 31, 1995 and 1994 were 7.00% and 6.96%, respectively. Variable rate senior notes outstanding at December 31, 1995 with interest rates ranging from 5.04% to 6.14% mature at various dates through 1999. The consolidated weighted average interest rates on variable rate senior notes at December 31, 1995 and 1994 were 5.64% and 5.91%, respectively.

     The following table represents information on unsecured revolving lines of credit with 69 banks at December 31, 1995.

              Maturity                                 Amount
              --------                                --------
                                                Amounts in Millions
              May 1996 .......................        $1,250.0
              August 1996 ....................           210.0
              September 1997 .................           325.0
              August 1998 ....................           210.0
              June 1999 ......................           770.0
              March 2000 .....................         1,250.0
              May 2000 .......................           625.0
                                                      --------
                  Total Credit Lines .........        $4,640.0
                                                      ========

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

     The credit line agreements contain clauses which allow the Corporation to extend the termination dates upon written consent from the participating banks. Credit lines with DKB in the preceding table totaled $240.0 million at December 31, 1995 and $245.0 million at December 31, 1994. There have been no borrowings under the lines of credit since 1970.

Note 7--Derivative Financial Instruments

     As part of managing the exposure to changes in market interest rates, the Corporation, as an end-user, enters into various interest rate swap transactions, all of which are transacted in over-the-counter (OTC) markets, with other financial institutions acting as principal counterparties, including subsidiaries of DKB and CBC. The Corporation's objectives and strategies regarding the management of interest rate risk, including the use of derivative instruments, are discussed in the Interest Rate Risk Management section of "Asset/Liability Management" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. In 1994, the Corporation adopted Statement of Financial Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments", which requires disclosure about amounts, nature and terms of certain financial instruments.

     The following table presents the notional principal amounts, weighted average interest rates expected to be received or paid and the contractual maturities of interest rate swaps at December 31, 1995.

Years ending                       Floating to                          Fixed to                          Floating to
December 31,                       Fixed Rate                         Floating Rate                      Floating Rate
------------            -------------------------------      ----------------------------       ------------------------------
                                                             Notional Amounts in Millions
                        Notional     Receive       Pay       Notional     Receive    Pay        Notional     Receive       Pay
                         Amount       Rate         Rate       Amount       Rate      Rate        Amount       Rate        Rate
                        --------       -------     ----      --------     -------    ----        -------     ------       ----

1996 .............     $  350.0        5.85%       8.05%      $130.0       6.89%     5.80%      $100.0       5.88%        5.99%
1997 .............      1,425.0        5.70%       5.99%       252.0       6.94%     5.79%       456.0       5.50%        5.73%
1998 .............        450.0        5.79%       6.90%         --          --        --         30.0       5.35%        5.53%
1999 .............        925.0        5.72%       6.14%         --         --         --        130.0       5.40%        5.82%
2000 .............        400.0        5.73%       7.47%        20.0       6.15%     5.64%         --          --           --
2001-2008 ........        200.0        5.65%       7.45%       400.0       5.87%     5.57%         --          --           --
                       --------        ----        ----       ------       ----      ----       ------       ----         ----
                       $3,750.0                               $802.0                            $716.0
                       ========                               ======                            ======
Weighted
  average rate                         5.73%       6.57%                   6.38%     5.68%                   5.53%        5.78%
                                       ====        ====                    ====      ====                    ====         ====

     All rates were those in effect at December 31, 1995. Variable rates are based on the reference rate or other market rate indices and may change significantly, affecting future cash flows.

     The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                                 Notional Amounts
Interest Rate Swaps                                 in Millions                          Comments
-----------------                                ----------------                        ---------
Floating to fixed rate swaps
  Hedging commercial paper                            $2,750.0          Effectively converts the interest rate on an
                                                                        equivalent amount of commercial paper to a fixed rate.
  Hedging variable rate notes                          1,000.0          Effectively converts the interest rate on an
                                                                        equivalent amount of variable rate notes with matched
                                                                        terms to a fixed rate.
                                                      --------          ---------------------------------------------------
  Total floating to fixed rate swaps                   3,750.0
                                                      --------
Fixed to floating rate swaps
  Hedging fixed rate notes                               802.0          Effectively converts the interest rate on an
                                                                        equivalent amount of fixed rate notes to a variable
                                                                        rate.
                                                                        ---------------------------------------------------
Basis swaps
  Hedging variable rate debt                             716.0          Effectively fixes the spread between the rates
                                                                        on an equivalent amount of variable rate
                                                                        notes and various market interest rate indices.
                                                      --------          ---------------------------------------------------
Total interest rate swaps                             $5,268.0
                                                      ========

     The Corporation's hedging activity increased interest expense by $7.8 million, $27.3 million and $36.4 million in 1995, 1994 and 1993, respectively over the interest expense that would have been incurred with an identical debt structure but without the Corporation's hedging activity. However this calculation of interest expense does not take into account any actions the Corporation could have taken to reduce interest rate risk in the absence of hedging activity, such as issuing more fixed rate debt which would also tend to increase interest expense.

     Basis swap agreements involve the exchange of two different floating rate interest payment obligations and are used to manage the basis risk between floating rate indices.

     Additionally, there were cross-currency interest rate swaps with a notional principal amount of $190.2 million on which the Corporation was paying interest at a weighted average rate of 5.66% at December 31, 1995 that effectively converted yen denominated fixed rate debt into variable rate U.S. dollar obligations. These swaps have maturities ranging from 1999 to 2004 to correspond with the terms of the debt.

     In connection with an anticipated securitization of finance receivables, the Corporation entered into a series of forward interest rate agreements with notional principal amounts of $100.0 million maturing in February 1996 which hedge the interest rate used to price the sale of an equivalent amount of finance receivables from interest rate fluctuations.

     The Corporation is exposed to credit risk to the extent a counterparty fails to perform under the terms of an interest rate swap. This risk is measured as the market value of interest rate swaps with a positive fair value at December 31, 1995, reduced by the effects of master netting agreements as presented in Footnote 16--Fair Values of Financial Instruments. However, due to the investment grade credit ratings of all counterparties and limits on the exposure with any individual counterparty, the Corporation's actual counterparty credit risk is not considered significant.

Note 8--Stockholders' Equity

     Under the most restrictive provisions of agreements relating to outstanding debt, the Corporation may not, without the consent of the holders of such debt, permit stockholders' equity to be less than $300.0 million.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

Note 9--Fees and Other Income

     The following table sets forth the components of fees and other income.

                                                                        Years ended December 31,
                                                                 ------------------------------------
                                                                  1995           1994          1993
                                                                 -------        -------       -------
                                                                           Amounts in Millions
    Commissions, fees and other .............................     $147.9        $148.3         $109.9
    Gains on sales of finance receivables ...................       26.3          16.0           15.8
    Gains on asset sales ....................................       10.5          10.1            8.1
                                                                  ------        ------         ------
                                                                  $184.7        $174.4         $133.8
                                                                  ======        ======         ======

Note 10--Salaries and General Operating Expenses

     The following table sets forth the components of salaries and general operating expenses.

                                                                        Years ended December 31,
                                                                  ----------------------------------
                                                                   1995          1994          1993
                                                                  -------      ---------      ------
                                                                          Amounts in Millions
    Salaries and employee benefits ..........................     $193.4        $185.8         $152.1
    General operating expenses ..............................      152.3         152.1          130.1
                                                                  ------        ------         ------
                                                                  $345.7        $337.9         $282.2
                                                                  ======        ======         ======

Note 11--Income Taxes

     The effective tax rate of the Corporation varied from the statutory Federal corporate income tax rate as follows:

                                                                           Years ended December 31,
                                                                    ------------------------------------
                                                                     1995           1994         1993
                                                                    -------        -------       -------
                                                                         Percentage of Pretax Income
    Federal income tax rate .................................       35.0%         35.0%          35.0%
    Increase (decrease) due to:
      State and local income taxes, net
        of Federal income tax benefit .......................        5.1           5.3            5.2
      Investment tax credits ................................       (0.3)         (0.3)          (0.7)
      Other .................................................       (1.5)         (1.9)          (1.0)
      Effect of 1% tax rate increase on
        Federal deferred tax balances .......................        --           --              2.8
                                                                    ----          ----           ----
    Effective tax rate ......................................       38.3%         38.1%          41.3%
                                                                    ====          ====           ====

     The Revenue Reconciliation Act of 1993 (the "Act"), which became effective in August 1993, provided for a 1% increase in the statutory Federal corporate income tax rate. The rate change resulted in a 1993 increase of $8.2 million to deferred tax balances, primarily related to the lease portfolio. In addition, as required by Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"), the after-tax rate of return and the allocation of income was recalculated from inception for the leveraged lease portfolio to reflect the impact of the change in rate, the net effect of which was not significant.

     The provision for income taxes is comprised of the following:

                                                                        Years ended December 31,
                                                                  -------------------------------------
                                                                   1995            1994          1993
                                                                  -------       ---------      --------
                                                                          Amounts in Millions
    Current Federal income tax provision ....................     $ 68.5        $ 69.5         $ 68.7
    Deferred Federal income tax provision ...................       42.5          27.7           34.9
                                                                  ------       -------        -------
    Total Federal income taxes ..............................      111.0          97.2          103.6
    State and local income taxes ............................       28.8          26.7           24.9
                                                                  ------       -------        -------
    Total provision for income taxes ........................     $139.8       $ 123.9        $ 128.5
                                                                  ======       =======        =======

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred Federal income tax assets and liabilities are presented below.

                                                 Years ended December 31,
                                              ------------------------------
                                                1995                   1994
                                              ---------             ---------
                                                    Amounts in Millions
Assets
  Provision for credit losses ............... $  (73.8)              $ (61.3)
  Loan origination fees .....................     (9.1)                 (7.2)
  Market discount income ....................     (2.5)                 (4.1)
  Other .....................................    (17.7)                 (9.0)
                                               -------               -------
      Total deferred tax assets .............   (103.1)                (81.6)
                                               -------               -------
Liabilities
  Leasing transactions ......................    549.5                 490.8
  Amortization of intangibles ...............     11.2                   7.2
  Prepaid pension costs .....................      2.3                    .6
  Depreciation of fixed assets ..............       .3                   1.2
  Other .....................................      2.7                   1.1
                                               -------               -------
      Total deferred tax liabilities ........    566.0                 500.9
                                               -------               -------
      Net deferred tax liability ............  $ 462.9               $ 419.3
                                               =======               =======

     Also, included in deferred Federal income taxes on the Consolidated Balance Sheets are unamortized investment tax credits of $6.3 million and $7.2 million at December 31, 1995 and December 31, 1994, respectively. Included in the accrued liabilities and payables caption in the Consolidated Balance Sheets are state and local deferred tax liabilities of $86.4 million and $77.5 million at December 31, 1995 and December 31, 1994, respectively, arising from the temporary differences shown in the above tables.

Note 12--Postretirement and Other Benefit Plans

Retirement Plan

     Substantially all employees of the Corporation who have completed one year of service and are 21 years of age participate in The CIT Group Holdings, Inc. Retirement Plan (the "Plan"). The retirement benefits under the Plan are based on the employee's age, years of benefit service, and a percentage of qualifying compensation during the final years of employment. Plan assets consist of marketable securities, including common stock and government and corporate debt securities. The Corporation funds the plan by the amount charged to salaries and employee benefits expense to the extent it qualifies for an income tax deduction.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

     The accompanying table sets forth the funded status of the Plan and the amounts recognized in the Consolidated Balance Sheets.

                                                                                 Years ended December 31,
                                                                        --------------------------------------
                                                                         1995              1994           1993
                                                                        ------            -------        ------
                                                                                    Amounts in Millions
Actuarial present value of benefit obligations:
  Accumulated benefit obligation including vested
    benefits of $54.0 in 1995, $36.2 in 1994,
    and $34.9 in 1993 ............................................      $  58.1             $39.7         $43.0
                                                                         ======             =====         =====
Plan assets at fair market value .................................       $101.2             $81.5         $86.8
Projected benefit obligation .....................................        (79.9)            (55.8)        (60.1)
                                                                         ------             -----         -----
Excess plan assets ...............................................         21.3              25.7          26.7
Unrecognized prior service cost ..................................          1.9               2.1           2.0
Unrecognized net gain ............................................         10.5              13.8          14.7
                                                                         ------             -----         -----
Prepaid pension cost .............................................       $  8.9             $ 9.8         $10.0
                                                                         ======             =====         =====
Pension cost (benefit) included the following components:
Service cost-benefits earned during the period ...................       $  3.8             $ 4.0         $ 3.3
Interest cost on projected benefit obligation ....................          4.9               4.5           4.1
Actual (return)/loss on plan assets ..............................        (21.9)              2.7         (12.4)
Net amortization and deferral ....................................         14.1             (11.0)          4.8
                                                                         ------             -----         -----
Pension cost (benefit) ...........................................        $  .9             $  .2         $ (.2)
                                                                         ======             =====         =====

     The following assumptions were used for calculating the projected benefit obligations shown in the preceding table.


                                                                           1995             1994           1993
                                                                           ----             ----           ----
Discount rate ....................................................        7.25%             8.75%         7.50%
Rate of increase in compensation .................................        4.50%             5.00%         5.00%
Expected long-term rate of return on plan assets .................       10.00%             9.00%         9.00%

Postretirement Medical and Life Insurance Benefits

     The Corporation provides certain health care and life insurance benefits to eligible retired employees. In 1995, salaried participants generally become eligible for retiree health care benefits after reaching age 55 with 10 years of benefit service and 11 years of medical plan participation, increasing to 12 years in 1996. Generally, the medical plans pay a stated percentage of most medical expenses reduced by a deductible as well as by payments made by government programs and other group coverage. The plans are unfunded.

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

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

      The postretirement benefit liability at December 31, 1995 and December 31, 1994 is set forth in the following table.
                                                    1995                 1994
                                                   -------              -------
                                                        Amounts in Millions
Accumulated postretirement benefit
  obligation ("APBO"):
    Retirees ....................................   $21.8                $23.5
    Fully eligible, active plan participants ....     4.8                  3.7
    Other active plan participants ..............    13.8                 11.0
                                                    -----                -----
Unfunded postretirement obligation ..............    40.4                 38.2
Unrecognized prior service cost .................     (.5)                --
Unrecognized net gain ...........................     (.8)                (1.1)
Unrecognized transition obligation ..............    28.3                 30.0
                                                    -----                -----
Accrued postretirement benefit obligation .......   $13.4                $ 9.3
                                                    =====                =====

     The components of net periodic postretirement benefit cost were as follows.

                                                  Years ended December 31,
                                         --------------------------------------
                                         1995              1994            1993
                                         -----             -----           ----
                                                   Amounts in Millions
Service cost, benefits
   earned during the period ............  $1.1             $1.2            $1.1
Interest cost on accumulated
   postretirement benefit obligation ...   3.2              2.8             2.9
Amortization of unrecognized
   transition obligation ...............   1.7              1.7             1.7
Amortization of unrecognized
   prior service cost ..................  (0.1)             --              --
                                          ----             ----            ----
Net periodic postretirement
   benefit cost ........................  $5.9             $5.7            $5.7
                                          ====             ====            ====

     The following assumptions were used for calculating the APBO shown in the preceding tables.

                                          1995              1994          1993
                                         -------           -------       -------
Discount Rate .........................   7.25%             8.75%         7.50%
Rate of increase in compensation ......   4.50%             5.00%         5.00%
Assumed Health Care Cost Trend Rate:
  Retirees prior to reaching age 65 ...  10.00%            11.00%        12.00%
  Retirees older than 65 ..............   7.00%             8.00%         9.00%



     The assumed health care cost trend rates decline to an ultimate level of 4.75% in 2003 for retirees prior to reaching age 65 and 2000 for retirees older than 65 for 1995, 6.25% in 2001 for all retirees for 1994 and 5.5% in 2000 for all retirees for 1993.

      If the health care cost trend rate were increased by 1%, the APBO as of December 31, 1995, would be increased by $4.7 million (11.6%), and the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1995 would be increased by $0.6 million (14.1%).

Savings Incentive Plan

      Certain employees of the Corporation participate in The CIT Group Holdings, Inc. Savings Incentive Plan. This plan qualifies under section 401(k) of the Internal Revenue Code. The Corporation's expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $8.2 million, $8.0 million and $6.8 million for 1995, 1994 and 1993, respectively.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

Note 13--Lease Commitments

      The Corporation has entered into noncancellable long-term lease agreements for premises and equipment. The following table presents future minimum rentals under such noncancellable leases that have initial or remaining terms in excess of one year at December 31, 1995.


At December 31,                                              Amounts in Millions
---------------
    1996 .................................................        $ 22.1
    1997 .................................................          19.3
    1998 .................................................          18.4
    1999 .................................................          15.5
    2000 .................................................          13.8
    Thereafter ...........................................          75.1
                                                                  ------
      Total                                                       $164.2
                                                                  ======

     In addition to fixed lease rentals, leases require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $22.7 million due in the future under noncancellable subleases.

     Rental expense, net of sublease income on premises and equipment, was as follows.

                                                Years ended December 31,
                                      -----------------------------------------
                                       1995              1994            1993
                                      -------          --------         -------
                                                   Amounts in Millions

 Premises .........................   $18.0            $18.3           $17.3
 Equipment ........................     5.7              5.2             6.7
 Less sublease income .............    (1.3)            (1.3)           (1.3)
                                     ------           ------          ------
Total .............................   $22.4            $22.2           $22.7
                                     ======           ======          ======

     Rental expense paid to CBC totaled $0.6 million, $1.6 million and $2.1 million in 1995, 1994 and 1993, respectively.

Note 14--Legal Proceedings

     In the ordinary course of business, there are various legal proceedings pending against the Corporation. Management believes that the aggregate liabilities, if any, arising from such actions will not have a material adverse effect on the consolidated financial position or results of operations of the Corporation.

Note 15--Credit-Related Commitments

     In the normal course of meeting the financing needs of its customers, the Corporation enters into various credit-related commitments. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. To minimize potential credit risk, the Corporation generally requires collateral and other credit-related terms and conditions from the customer. At the time credit-related commitments are granted, management believes the fair value of the underlying collateral and guarantees approximates or exceeds the contractual amount of the commitment. In the event a customer defaults on the underlying transaction, the maximum potential loss to the Corporation represents the contractual amount outstanding less the value of all underlying collateral and guarantees.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

     The accompanying table summarizes the contractual amounts of credit-related commitments.


                                                        Due to expire
                                                   ----------------------             Total            Total
                                                   Within           After          outstanding      outstanding
At December 31,                                    one year       one year             1995             1994
--------------                                    --------        --------          ----------       ----------
                                                                        Amounts in Millions
Unused commitments to extend credit
  Loans ........................................   $1,244.0           $ --            $1,244.0        $1,373.0
  Leases .......................................       61.6             --                61.6            41.2
Letters of credit and acceptances
  Standby letters of credit ....................      170.0             6.9              176.9           167.9
  Other letters of credit ......................      190.1             7.1              197.2           230.7
  Acceptances ..................................        3.9            --                  3.9             2.1
Guarantees .....................................       79.7            21.5              101.2            88.7
Foreign exchange contracts .....................         .1             --                  .1             1.6

Note 16--Fair Values of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of the estimated fair value of the Corporation's financial instruments, excluding leasing transactions accounted for under SFAS 13. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument. Since no established trading market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involving uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions or estimation methods may significantly affect the estimated fair values. Because of these limitations, management provides no assurance that the estimated fair values presented would necessarily be realized upon disposition or sale.

     Actual fair values in the marketplace are affected by other significant factors, such as supply and demand, investment trends and the motivations of buyers and sellers, which are not considered in the methodology used to determine the estimated fair values presented. In addition, fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of future business transactions and the value of assets and liabilities that are part of the Corporation's overall value but are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include customer base, operating lease equipment, premises and equipment, assets received in satisfaction of loans, and deferred tax balances. In addition, tax effects relating to the unrealized gains and losses (differences in estimated fair values and carrying values) have not been considered in these estimates and can have a significant effect on fair value estimates. The carrying amounts for cash and cash equivalents approximate fair value because they have short maturities and do not present significant credit risks. Credit-related commitments, as disclosed in
Note 15, are primarily short term floating rate contracts whose terms and conditions are individually negotiated, taking into account the creditworthiness of the customer and the nature, accessibility and quality of the collateral and guarantees. Therefore, the fair value of credit-related commitments, if exercised, would approximate their contractual amounts.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

     Estimated fair values, recorded carrying values and various assumptions used in valuing the Corporation's financial instruments at December 31, 1995 and 1994 are set forth below.


                                                                        1995                               1994
                                                              --------------------------        -------------------------
                                                               Carrying         Estimated         Carrying      Estimated
                                                                Value          Fair Value          Value        Fair Value
                                                             ----------         ---------       ----------      ---------
                                                                Asset             Asset            Asset          Asset
                                                             (Liability)       (Liability)      (Liability)    (Liability)
                                                             ----------         ---------       ----------      ---------
                                                                                   Amounts in Millions
Finance Receivables--Loans(a) .........................        $12,563.4        $12,844.1         $11,868.7       $11,905.3
Other Assets(b) .......................................        $   300.9        $   328.6         $   183.5       $   205.1
Commercial Paper(c) ...................................        $(6,105.6)       $(6,105.6)        $(5,660.2)      $(5,660.2)
Fixed rate senior notes and
  subordinated fixed rate notes(d) ....................        $(3,637.0)       $(3,762.2)        $(2,919.4)      $(2,854.8)
Variable rate senior notes(d) .........................        $(3,827.5)       $(3,827.5)        $(3,812.5)      $(3,807.4)
Credit balances of factoring clients &
  Accrued liabilities and payables(e) .................        $(1,333.3)       $(1,333.3)        $(1,231.9)      $(1,231.9)
Derivative Financial Instruments(f)
  Interest Rate Swaps
    Off-balance sheet assets ..........................        $     2.3        $     2.8         $     (.2)      $    92.7
    Off-balance sheet liabilities .....................        $    (9.1)       $  (107.8)        $    (5.5)      $   (60.3)
    Cross currency interest rate swaps ................        $     --         $    36.8         $     --        $    21.0
    Forward interest rate agreement ...................        $     --         $     (.5)        $     --        $     (.6)

--------------
a) The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 8.46% to 9.99% for 1995 and 9.42% to 10.65% for 1994. The maturities used represent the average contractual maturities adjusted for prepayments. For floating rate loans that reprice frequently and have no significant change in credit quality, fair values approximate carrying value. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $3.0 billion in 1995 and $2.7 billion in 1994.

(b) Other assets subject to fair value disclosure include accrued interest receivable and investment securities. The carrying amount of accrued interest receivable approximates fair value. Investment securities actively traded in a secondary market were valued using quoted available market prices. Investments not actively traded in a secondary market were valued based upon recent selling price or present value discounted cash flow analysis. The carrying value of other assets not subject to fair value disclosure totaled $250.8 million in 1995 and $297.8 million in 1994. Accrued interest receivable related to swap agreements totaled $4.6 million in 1995 and $5.8 million in 1994 and is included in the carrying value of interest rate swaps.

(c) The estimated fair value of commercial paper approximates carrying value due to the relatively short maturities.

(d) Fixed rate notes were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by the Corporation of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 5.30% to 6.25% in 1995 and 6.50% to 8.60% in 1994. The estimated fair value for variable rate notes (except for approximately $130.0 million of structured notes with imbedded caps at December 31, 1994) approximates carrying value because the debt reprices to market terms within 90 days.

(e) The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Accrued liabilities and payables with no stated maturities have an estimated fair value which approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $591.2 million in 1995 and $531.2 million in 1994. Accrued interest payable related to swap agreements totaled $11.5 million in 1995 and in 1994 and is included in the carrying value of interest rate swaps.

(f) As previously disclosed in Note 7-Derivative Financial Instruments, the notional principal amount of interest rate swaps designated as hedges against the Corporation's debt totaled $5.27 billion at December 31, 1995 ($0.7 billion of which related to interest rate swaps whose fair market value represented an asset and $4.6 billion related to interest rate swaps whose fair market value represented a liability, after adjusting for master netting agreements) and $5.4 billion at December 31, 1994 ($3.9 billion of assets and $1.5 billion of liabilities). The notional principal amount of cross currency interest rate swaps totaled $190.2 million at December 31, 1995 and December 31, 1994. Forward interest rate agreements with a notional principal amount of $100.0 million hedge the interest rate used to price the sale of an equivalent amount of finance receivables. The estimated fair values of derivative financial instruments are obtained from dealer quotes and represent the net amount receivable or payable to terminate the agreement, taking into account current market interest rates and counterparty credit risk. The amounts shown under carrying value represent the net interest receivable or payable, or the unamortized cost of these agreements.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

Note 17--Investments in Debt and Equity Securities

     Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. At December 31, 1995 and 1994, the book value of the Corporation's investments in debt and equity securities subject to the provision of SFAS 115 totaled $22.3 million and $20.3 million, respectively, all of which was designated as available for sale. Unrealized gains and losses, representing the difference between amortized cost and current fair market value were immaterial.

Note 18--Recently Issued Accounting Pronouncements

     During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122").

     SFAS 121 requires that a review for impairment be performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. In performing the review for recoverability, the entity should estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The adoption of SFAS 121 did not have a significant impact on the Corporation's consolidated financial position or results of operations.

     SFAS 122 requires an enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and then sells or securitizes those loans with servicing rights retained to allocate the total cost between the mortgage servicing rights and the loans based on their relative fair values. The Statement requires that the enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights.The adoption of SFAS 122 did not have a significant impact on the Corporation's consolidated financial position or results of operations.

     The Financial Accounting Standards Board also issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which requires either a change in accounting or additional proforma disclosures for stock-based compensation plans. Management has adopted the disclosure election of the Standard during the first quarter of 1996 which did not have a significant impact on the Corporation's consolidated financial position or results of operations.

Note 19--Acquisition of Barclays Commercial Corporation

     On February 28, 1994, the Corporation acquired, for cash, Barclays Commercial Corporation ("BCC"), a company of the Barclays Group. BCC had total assets of approximately $700.0 million at December 31, 1993 and total factoring volume of approximately $5.0 billion for the year then ended.

Note 20--Certain Relationships and Related Transactions

     The Corporation has in the past and may in the future enter into certain transactions with affiliates of the Corporation. It is anticipated that such transactions will be entered into at a fair market value for the transaction.

     The Corporation's interest-bearing deposits generally represent overnight money market investments of excess cash that are maintained for liquidity purposes. At December 31, 1995, the Corporation had $135.0 million of interest-bearing deposits with DKB. From time to time, the Corporation may maintain such deposits with DKB or CBC.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

     At December 31, 1995, the Corporation's credit line coverage with 69 banks totaled $4.64 billion of committed facilities. Additional information regarding these credit lines can be found in Note 6-Debt. At December 31, 1995, DKB was a committed bank under a $1.25 billion Revolving Credit Facility, a $770.0 million revolving credit facility, and a $325.0 million revolving credit facility, with commitments of $55.0 million, $80.0 million and $105.0 million, respectively. DKB is a Co-Agent under the $1.25 billion and $770.0 million Revolving Credit Facilities and the Agent under the $325.0 million facility.

     The Corporation has entered into interest rate swap and cross currency interest rate swap agreements with financial institutions acting as principal counterparties, including affiliates of DKB and CBC. At December 31, 1995, the notional principal amount outstanding on interest rate swap agreements with DKB and CBC totaled $270.0 million and $300.0 million, respectively. The notional principal amount outstanding on foreign currency swaps totaled $140.2 million with DKB at year-end 1995.

     The Corporation has entered into leveraged leasing arrangements with third party loan participants, including affiliates of DKB. Amounts owed to affiliates of DKB are discussed in Note 3-Finance Receivables.

     The Corporation holds a $9.0 million letter of credit from CBC as additional collateral on a $23.1 million business aircraft loan to a third party. CBC is also indebted to the Corporation in the amount of $7.7 million for financing relating to the purchase of a business aircraft by CBC.

     The Corporation has also entered into various noncancellable long-term facility lease agreements with CBC. Future minimum rentals under these leases are $0.5 million in 1996, $0.5 million in 1997, $0.5 million in 1998, $0.4 million in 1999 and $0.1 million in 2000.

     At December 31, 1995, the Corporation had entered into credit-related commitments with DKB in the form of letters of credit totaling $21.7 million equal to the amount of the single lump sum premium necessary to provide group life insurance coverage to certain eligible retired employees and an amount to fund certain overseas finance receivables.

     The Corporation has issued a Prospectus, dated August 8, 1994, relating to certain debt securities of the Corporation that are currently issued and outstanding with respect to which offers and sales relating to market-making transactions may be made by Chemical Securities, Inc. and/or its affiliates. Chemical Securities, Inc. is a wholly-owned subsidiary of CBC. Chemical
Securities, Inc. paid all expenses of the Corporation of preparing the Prospectus.

     A subsidiary of the Corporation has entered into cash collateral loan agreements with DKB pursuant to which DKB made loans to two separate cash collateral trusts in order to provide additional security for payments on the certificates of the contracts trusts. These contracts trusts were formed for the purpose of securitizing certain recreational vehicle finance receivables that were acquired from another subsidiary of the Corporation. At December 31, 1995, the principal amount outstanding on the cash collateral loans was $12.3 million.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

Note 21--Selected Quarterly Financial Data (Unaudited)

                                                                                                 1995
                                                                 -------------------------------------------------------------------
                                                                   First          Second         Third          Fourth
                                                                  Quarter         Quarter       Quarter         Quarter        Year
                                                                 --------        --------       -------        ---------      ------
                                                                                    Amounts in Millions

Net finance income .....................................         $  164.5        $  171.5       $  178.8       $  182.9    $  697.7
Fees and other income ..................................             43.4            41.9           47.8           51.6       184.7
Salaries and general
  operating expenses ...................................             84.8            82.3           85.9           92.7       345.7
Net credit losses ......................................             17.5            17.2           21.9           20.6        77.2
Provision for finance
  receivables increase .................................              3.5             5.0            2.1            4.1        14.7
Depreciation on operating
  lease equipment ......................................             17.6            17.2           21.4           23.5        79.7
Provision for income taxes .............................             31.7            35.2           36.8           36.1       139.8
Net income .............................................         $   52.8        $   56.5       $   58.5       $   57.5    $  225.3
                                                                 -------------------------------------------------------------------


                                                                                                 1994
                                                                 -------------------------------------------------------------------
                                                                   First          Second         Third          Fourth
                                                                  Quarter         Quarter       Quarter         Quarter        Year
                                                                 --------        --------       -------        ---------      ------
                                                                                            Amounts in Millions
Net finance income .....................................         $  157.1        $  168.3       $  160.8       $  163.6      $ 649.8
Fees and other income ..................................             39.9            44.9           47.0           42.6        174.4
Salaries and general
  operating expenses ...................................             80.5            86.4           85.2           85.8        337.9
Net credit losses ......................................             25.9            23.1           18.2           17.0         84.2
Provision for finance receivables
  increase (decrease) ..................................              (.9)            4.3            1.8            7.5         12.7
Depreciation on operating
  lease equipment ......................................             14.3            16.6           16.4           17.1         64.4
Provision for income taxes .............................             29.2            31.8           33.6           29.3        123.9
Net income .............................................         $   48.0        $   51.0       $   52.6       $   49.5      $ 201.1
                                                                 -------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                  THE CIT GROUP HOLDINGS, INC. AN SUBSIDIARIES

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

     The names and ages of all directors, executive officers and certain significant employees of the Corporation as of February 1, 1996, and a biographical summary of each such person, appear on the following pages. No family relationship exists among these persons. The executive officers were appointed by and hold office at the will of the Board of Directors.


                                                                                             Other Positions/Offices
                                          Current Positions/Offices                      Held During the Past Five Years
      Name and Age                         and Date of Appointment                           and Date of Appointment
----------------------------   -----------------------------------------------     -----------------------------------------------
DIRECTORS

Hisao Kobayashi          60    Senior Advisor, DKB                        5/95     Senior Managing Director, The Dai-Ichi       5/93
                               Chairman, The CIT Group                    7/92     Kangyo Bank, Limited ("DKB")
                               Holdings, Inc. ("CIT")                              Managing Director, DKB                       6/91
                               Director, CIT                             12/89     Director & General Manager,                  9/88
                                                                                   International Planning & Coordination
                                                                                   Division, DKB

Albert R. Gamper Jr.     53    President & Chief Executive Officer,      12/89     Not applicable
                               CIT
                               Director, CIT                              5/84


Takasuke Kaneko          53    Director CIT                               6/95     Director and General Manager                 8/94
                               Managing Director, DKB                     5/95     International Planning and Coordination
                                                                                   Division, DKB
                                                                                   Director and General Manager                 6/94
                                                                                   International Planning Division, DKB
                                                                                   General Manager International                5/94
                                                                                   Planning Division, DKB
                                                                                   General Manager International Finance        5/93
                                                                                   Division, DKB
                                                                                   Senior Executive Vice President, CIT         1/90
                                                                                   Director, CIT                               12/89


Michio Murata            48    Senior Executive Vice President, CIT       5/93     Executive Vice President, CIT                5/92
                               Director, CIT                              5/92     General Manager, Gaien-Mae Branch, DKB       4/90


Kenji Nakamura           52    Director, CIT                              6/95     General Manager                              5/95
                               Director and General Manager               6/95     New York Branch and Cayman
                               New York Branch, DKB                                Branch, DKB
                                                                                   General Manager                             10/93
                                                                                   Otemnchi, Branch DKB
                                                                                   Deputy General Manager                       5/92
                                                                                   Personnel Division, DKB
                                                                                   Deputy General Manager                       6/91
                                                                                   Personnel Planning
                                                                                   Division, DKB
                                                                                   Deputy General Manager                       2/91
                                                                                   Credit Supervision Division III DKB


Joseph A. Pollicino      56    Vice Chairman, CIT                         12/89    Not applicable
                               Director, CIT                              8/86

Paul N. Roth             56    Director, CIT                              12/89    Not applicable
                               Partner, Schulte Roth & Zabel              8/69

Peter J. Tobin           51    Chief Financial Officer, Chemical          1/92     Executive Vice President & Chief            12/85
                               Bank & Chemical Banking                             Financial Officer, Manufacturers Hanover
                               Corporation                                         Trust Company & Manufacturers Hanover
                               Director, CIT                              5/84     Corporation

Keiji Torii              48    Executive Vice President, CIT              5/93     Chief Inspector,                             2/93
                               Director, CIT                              5/93     Inspecting Division, DKB
                                                                                   Assistant General Manager,                   6/90
                                                                                   Securities Division, DKB

                                                                                             Other Positions/Offices
                                          Current Positions/Offices                      Held During the Past Five Years
      Name and Age                         and Date of Appointment                           and Date of Appointment
----------------------------   -----------------------------------------------     -----------------------------------------------
EXECUTIVE OFFICERS (1)

Thomas L. Abbate         50    Executive Vice President, Chief            8/90     Not applicable
                               Credit Officer, The CIT Group/
                               Industrial Financing & Executive Vice
                               President, Credit Administration,
                               The CIT Group

Thomas C. Bloch          51    President and CEO, The CIT Group/          2/96     Executive Vice President, The CIT Group/     4/95
                               Business Credit                                     Business Credit
                                                                                   Senior Vice President, The CIT Group/        4/85
                                                                                   Capital Equipment Financing

James J. Egan Jr.        56    President & CEO, The CIT                   9/87     Not applicable
                               Group/Sales Financing

George J. Finguerra      55    Senior Executive Vice President,           4/91     President & CEO, The CIT                     6/87
                               The CIT Group/Capital                               Group/Equipment & Project Financing
                               Equipment Financing

Thomas B. Hallman        43    President and CEO, The CIT Group/          5/95     President & Director, National Product       6/94
                               Consumer Finance                                    Division, Globe Mortgage Company
                                                                                   Director, National Residential Lending       3/93
                                                                                   First Nationwide Bank
                                                                                   Director, National Mortgage Origination,     8/85
                                                                                   Citibank, N.A. & Citicorp

Thomas A. Johnson        49    General Auditor, CIT                       1/90     Not applicable

Joseph M. Leone          42     Executive Vice President &                7/95     Executive Vice President, The CIT            6/91
                                Chief Financial Officer, CIT                       Group/Sales Financing
                                                                                   Senior Vice President & Controller,          3/87
                                                                                   The CIT Group

Lawrence A. Marsiello    46    President & CEO, The CIT                   1/92     President, The CIT Group/Factoring           8/90
                               Group/Commercial Services

Robert J. Merritt        54    President & CEO, The CIT                   12/86    Not applicable
                               Group/Industrial Financing

Drew Neidorf             42    President & CEO, The CIT                   2/91     Not applicable
                               Group/Credit Finance

William M. O'Grady       56    Executive Vice President,                  1/86     Not applicable
                               Administration, The CIT Group

Thomas J. O'Rourke       57    Senior Vice President, Marketing,          10/84    Not applicable
                               The CIT Group

Ernest D. Stein          55    Executive Vice President,                  2/94     Senior Vice President & Deputy General       4/93
                               General Counsel & Secretary, CIT                    Counsel, CIT
                                                                                   Senior Vice President & Assistant            3/92
                                                                                   General Counsel,  CIT
                                                                                   Executive Vice President & General          12/85
                                                                                   Counsel, Manufacturers Hanover Corp.

Nikita Zdanow            58    President & CEO, The CIT Group/            4/91     President & CEO, The CIT                     4/85
                               Capital Equipment Financing                         Group/Capital Financing

-----------
(1) Messrs. Gamper, Murata, Torii, and Pollicino, whose biographical summaries are listed on the preceding page, are also Executive Officers of the Corporation.

Stockholders Agreement

     The Corporation entered into a Stockholders Agreement simultaneously with the acquisition of a sixty percent (60%) interest in the Corporation by DKB, which agreement was amended on December 15, 1995 simultaneously with the acquisition of an additional twenty percent (20%) common stock interest in the Corporation by DKB from CBC Holding. The agreement, as amended, provides for a Board of Directors consisting of ten directors. CBC Holding, as minority stockholder, has the right to designate one nominee for director. DKB agreed to vote for the nominees for director of CBC Holding. Regular meetings of the Board of Directors are held quarterly. See Item 1 "Business--General".

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

Item 11.  Executive Compensation.

     The table below sets forth the annual and long-term compensation, including bonuses and deferred compensation, of the President and Chief Executive Officer, the Vice Chairman, and the other three most highly compensated executive officers of the Corporation for services rendered in all capacities to the Corporation and its subsidiaries during the fiscal years ended December 31, 1995, 1994, and 1993.

                           SUMMARY COMPENSATION TABLE

                                                                                                     Long-Term
                                                                                                    Compensation
                                                                                                    -----------
                                                              Annual Compensation                      Payouts
                                                    ----------------------------------------         ----------
          (a)                         (b)            (c)              (d)             (e)                (f)             (g)
       Name and                                                                  Other Annual           LTIP           All Other
  Principal Position                  Year          Salary          Bonus(1)     Compensation(2)      Payouts(3)     Compensation(4)
    ---------------                   ----          ------          -----        -------------         -------       ------------
Albert R. Gamper, Jr. ..........      1995         $542,302         $675,000         $87,626          $722,369          $30,692
President and Chief ............      1994         $530,379         $600,000         $46,092          $295,748          $30,215
Executive Officer ..............      1993         $489,996         $500,000         $48,919          $295,748          $28,594

Joseph A. Pollicino ............      1995         $401,523         $475,000         $51,205          $433,400          $25,061
Vice Chairman ..................      1994         $392,294         $425,000         $28,340          $177,440          $24,692
                                      1993         $359,996         $355,000         $29,220          $177,440          $23,394

Nikita Zdanow ..................      1995         $270,054         $250,000         $22,224          $198,606          $19,802
President and Chief ............      1994         $261,404         $250,000         $14,637          $ 96,128          $19,456
Executive Officer ..............      1993         $242,654         $210,000         $15,779          $ 96,128          $18,700
Capital Equipment Financing

Robert J. Merritt ..............      1995         $268,064         $240,000         $22,726          $198,606          $19,723
President and Chief ............      1994         $257,115         $210,000         $13,359          $ 81,312          $19,285
Executive Officer ..............      1993         $245,000         $160,000         $14,009          $ 81,312          $18,794
Industrial Financing

Lawrence A. Marsiello ..........      1995         $237,000         $220,000         $19,490          $173,360          $18,480
President and Chief ............      1994         $227,308         $200,000         $12,035          $ 73,948          $18,092
Executive Officer ..............      1993         $216,000         $140,000         $12,766          $ 73,948          $15,889
Commercial Services

------
(1) Under The CIT Group Bonus Plan, cash awards for each calendar year may be paid in amounts determined by the Executive Committee of the Board of Directors in its discretion. Senior Officer awards are reviewed and approved by the Board of Directors. The amount of awards depends on a variety of factors, including corporate performance and individual performance during the calendar year for which awards are made. All or a part of a cash award for a particular year may be paid currently or deferred and paid upon retirement in up to 5 annual installments at the option of the participant. All awards are subject to appropriate taxes and deferred amounts are credited annually with interest.

(2) The payments set forth under Other Annual Compensation represent the dividends paid under the CIT Career Incentive Plan. For the performance period 1990-1992 under the CIT Career Incentive Plan, Mr. Gamper held 6,666 phantom shares of stock, Mr. Pollicino 4,000 phantom shares, Mr. Marsiello 1,666 phantom shares, Mr. Merritt 1,833 phantom shares and Mr. Zdanow 2,166 phantom shares, all of which were vested and paid out pursuant to the scheduled payout as of December 31, 1994. For the performance period 1993-1995, Mr. Gamper was initially awarded 12,000 phantom shares of stock, which was later increased to 20,000 phantom shares, Mr. Pollicino was initially awarded 7,500 phantom shares, which was later increased to 12,000 phantom shares, Mr. Marsiello was initially awarded 3,225 phantom shares, which was later increased to 4,800 phantom shares, Mr. Merritt was initially awarded 3,600 phantom shares, which was later increased to 5,500 phantom shares, and Mr. Zdanow was initially awarded 3,750 phantom shares, which was later increased to 5,500 phantom shares. The shares awarded for the performance period 1993-1995 are vested in one-third increments commencing January 1996.

(3) The payments set forth under LTIP Payouts represent the payout of shares vested under the CIT Career Incentive Plan. The payout in 1995 is for shares awarded for the performance period 1993-1995. The payouts in 1994 and 1993 were for shares awarded for the performance period 1990-1992. Dividends received under this Plan are set forth under Other Annual Compensation. (The CIT Career Incentive Plan is described in "Long Term Incentive Plan".)

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

     All or a part of the value of a vested award may either be paid currently in cash or deferred in up to five annual installments. Deferred amounts are credited with interest at a rate determined annually by the Committee.


                            LONG-TERM INCENTIVE PLANS
                           AWARDS IN LAST FISCAL YEAR

                                                                                             Estimated Future Payouts
                                                                                         Under Non-Stock Price-Based Plans
                                                                                ----------------------------------------------------
                 (a)                           (b)                (c)                (d)                (e)                (f)

                                        Number of Shares,   Performance or
                                         Units or Other   Other Period Until      Threshold           Target             Maximum
                Name                       Rights (#)    Maturation or Payout   ($ per share)      ($ per share)      ($ per share)
------------------------------------------------------------------------------------------------------------------------------------
Albert R. Gamper, Jr. ..............           8,000           1993-1995             --                69.15             151.15
President and Chief
Executive Officer

Joseph A. Pollicino ................           4,500           1993-1995             --                69.15             151.15
Vice Chairman

Nikita Zdanow ......................           1,750           1993-1995             --                69.15             151.15
President and Chief
Executive Officer
Capital Equipment
Financing

Robert J. Merritt ..................           1,900           1993-1995             --                69.15             151.15
President and Chief
Executive Officer
Industrial Financing

Lawrence A. Marsiello ..............           1,575           1993-1995             --                69.15             151.15
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

     Since various laws and regulations set limits on the amounts allocable to a participant under the CIT Savings Plan and benefits under the CIT Retirement Plan, the Corporation has a supplemental retirement plan (the "CIT Supplemental Retirement Plan"). The CIT Supplemental Retirement Plan provides retirement benefits on an unfunded basis to participants who retire from the Corporation (whose benefits under the CIT Retirement Plan would be restricted by the limits) of an amount equal to the difference between the annual retirement benefits permitted and the amount that would have been paid but for the limitations imposed.

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


                               PENSION PLAN TABLE


     Final
    Average                                 Annual Benefits Based on Years of Credited Service (1)
   Salary of            --------------------------------------------------------------------------------------------
   Employee                  15            20              25               30               35                40
  ----------                 ---          ----            ----            ------            ----             ------

 $150,000 ...........      43,345        57,794          64,742           71,691           78,639            86,139
  200,000 ...........      58,345        77,794          87,242           96,691          106,139           116,139
  250,000 ...........      73,345        97,794         109,742          121,691          133,639           146,139
  300,000 ...........      88,345       117,794         132,242          146,691          161,139           176,139
  350,000 ...........     103,345       137,794         154,742          171,691          188,639           206,139
  400,000 ...........     118,345       157,794         177,242          196,691          216,139           236,139
  450,000 ...........     133,345       177,794         199,742          221,691          243,639           266,139
  500,000 ...........     148,345       197,794         222,242          246,691          271,139           296,139
  550,000 ...........     163,345       217,794         244,742          271,691          298,639           326,139
  600,000 ...........     178,345       237,794         267,242          296,691          326,139           356,139
  650,000 ...........     193,345       257,794         289,742          321,691          353,639           386,139

-----------------
(1) At December 31, 1995, Messrs. Gamper, Pollicino, Marsiello, Merritt, and Zdanow had 28, 31, 20, 21 and 28 years of benefit service, respectively.

Executive Retirement Plan

     Executive officers of the Corporation, including Mr. Gamper, Mr. Pollicino, Mr. Marsiello, Mr. Merritt and Mr. Zdanow, are participants under the Executive Retirement Plan. The benefit provided is life insurance equal to approximately three times salary during such participants employment, with a life annuity option payable monthly by the Corporation upon retirement. The Participant pays a portion of the annual premium and the Corporation pays the balance on behalf of the participant. The Corporation is entitled to recoup its payments from the proceeds of the policy. Upon the participant's retirement a life annuity will be payable out of the current income of the Corporation and the Corporation anticipates recovering the cost of the life annuity out of the proceeds of the life insurance policy payable upon the death of the employee.

     In addition to the table of pension benefits shown on the preceding page, the Corporation is conditionally obligated to make annual payments under the Executive Retirement Plan in the amounts indicated to the following persons at retirement: Mr. Gamper, $319,130, Mr. Pollicino, $201,642, Mr. Marsiello, $153,608, Mr. Merritt, $169,983 and Mr. Zdanow, $112,116.

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

EMPLOYMENT AGREEMENTS

     Mr. Gamper has an employment agreement with the Corporation which provides that he will serve as the Chief Executive Officer, President, Chairman of the Executive Committee and member of the Board of Directors of the Corporation. His employment agreement initially ran for five years from December 29, 1989, and subsequently was extended until December 1997. The agreement provides for the payment of an annual base salary of $400,000, to be reviewed at least annually by the Board of Directors of the Corporation, subject to increases but not to decreases. Mr. Gamper's employment agreement also provides for executive incentive compensation under Incentive Plans which will be designed to be no less favorable to him than the Incentive Plans in effect prior to the purchase by DKB of 60% of the Corporation's shares.

     Mr. Pollicino has an employment agreement with the Corporation which provides that he shall serve as the Vice Chairman and member of the Board of Directors of the Corporation. Mr. Pollicino's employment agreement initially ran for five years from December 29, 1989, and subsequently was extended until December 1997. The agreement provides for the payment of an annual base salary of $300,000, to be reviewed at least annually by the Board of Directors of the Corporation, subject to increases but not to decreases. Mr. Pollicino's employment agreement also provides for executive incentive compensation under Incentive Plans which will be designed to be no less favorable to him than the Incentive Plans in effect prior to the purchase by DKB of 60% of the Corporation's shares.

     In addition to Mr. Gamper and Mr. Pollicino, Mr. Marsiello, Mr. Merritt and Mr. Zdanow have employment agreements with the Corporation, each of which initially ran for three years from December 29, 1989 through December 31, 1992, and subsequently were extended until December 1996. Their agreements provide for the payment of an annual base salary of not less than the amount received prior to the purchase by DKB of 60% of the Corporations's shares, to be reviewed at least annually by the Chief Executive Officer, subject to increases but not to decreases. Their employment agreements also provide for executive incentive compensation under Incentive Plans which will be designed to be no less favorable to him than the Incentive Plans in effect prior to the purchase by DKB of 60% of the Corporation's shares.

TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS

     Mr. Gamper's and Mr. Pollicino's employment agreements with the Corporation provide that if their employment is terminated without cause (as defined in the agreement) or if they resign for good reason (as defined in the agreement) they will be entitled to receive severance payments equal to their base salary for the greater of thirty-six months or the remainder of the term, provided that they do not violate the non-competition or confidentiality provisions of the agreement, in which case the Corporation would have no obligation to make any remaining payments. Further, if Mr. Gamper's and Mr. Pollicino's employment is terminated without cause or if they resign for good reason, they will be entitled to receive, among other things, full employee welfare benefit coverage as if they had retired with the Corporation's consent at age 55, a pension benefit commencing at age 55 in an amount equal to their accrued benefit under the Corporation's Retirement Plan as of the date of their termination of employment as if they had attained age 55 and had retired on such date with the Corporation's consent, a lump sum equal to the then full value of their restricted stock award under the Long Term Incentive Program of Manufacturers Hanover Corporation and its subsidiaries (the "MHC Long Term Incentive Plan") and any vested award under any similar plan as may have been adopted by the Corporation, and a single life annuity equivalent to the single life annuity they would have normally been entitled to receive under the Corporation's Executive Retirement Plan.

     The employment agreements of Mr. Marsiello, Mr. Merritt and Mr. Zdanow provide that if their employment is terminated without cause (as defined in the agreement) or if they resign for good reason (as defined in the agreement), they will be entitled to receive severance payments equal to their base salary for the greater of twenty-four months or the remainder of the term, provided that they do not violate the non-competition or confidentiality provisions of the agreement, in which case the Corporation would have no obligation to make any remaining payments. Further, if the employment of such executive officer is terminated without cause or if he resigns for good reason, he will be entitled to continued participation in employee welfare benefit coverage for eighteen months, a lump sum equal to the then full value of his restricted stock award under the MHC Long Term Incentive Program and any vested award under any similar plan as may have been adopted by the Corporation, and if age 55 or older on the date of termination, the benefits payable under the Corporation's Executive Retirement Plan or if under age 55 a lump sum payment which represents the equivalent of the net after-tax present value of the single life annuity that would have been payable to the individual executive officer at age 55.

     If, during the Term of their respective employment agreements, a "Change of Control" occurs, Mr. Gamper, Mr. Pollicino, Mr. Marsiello, Mr. Merritt and Mr. Zdanow will be entitled to receive a "Special Payment." The amount of such Special Payment shall equal, with respect to Mr. Gamper, the sum of his prior four years annual bonuses under the CIT Bonus Plan, with respect to Mr. Pollicino, the sum of his prior three years annual bonuses under the CIT Bonus Plan, and with respect to Mr. Marsiello, Mr. Merritt and Mr. Zdanow, the sum of their prior two years annual bonuses under The CIT Bonus Plan. The Special Payment will be payable over a two year period as follows: 1/3 of the payment shall be paid within 30 days after the Change of Control; 1/3 shall be paid on or before the first anniversary of such Change of Control; and 1/3 shall be paid on or before the second anniversary date of such Change of Control. If during the two year period commencing on the date of such Change of Control and ending on the second anniversary of such date, their employment is involuntarily terminated by the Company for cause or they voluntarily terminate employment for any reason other than "Good Reason" as defined in their respective employment agreements or they breach the non-compete or confidentiality provisions of their agreements, they shall not receive any remaining unpaid installments of this "Special Payment."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the ownership of all of the issued and outstanding common stock of the Corporation, as of March 1, 1996.

    Name and Address of Owner              Shares Owned        Percentage
    -------------------------              ------------        ----------
The Dai-Ichi Kangyo Bank, Limited                800              80%
   1-5, Uchisaiwaicho 1-chome
   Chiyoda-ku, Tokyo 100

CBC Holding (Delaware) Inc.                      200              20%
   270 Park Avenue
   New York, NY 10017

     No officer or director of the Corporation owns any common stock of the Corporation. In addition, the voting securities of any class of securities of DKB and CBC, the parent of CBC Holding, owned by each officer and director of the Corporation individually, and all officers and directors as a group, does not exceed one percent of the issued and outstanding securities comprising any such class of stock so owned.

Item 13.  Certain Relationships and Related Transactions.
Transactions with Management and Others

     The Corporation has in the past and may in the future enter into certain transactions with affiliates of the Corporation. It is anticipated that such transactions will be entered into at a fair market value for the transaction. Additional information regarding these transactions can be found in Item 8. Financial Statements and Supplementary Data, "Note 20--Certain Relationships and Related Transactions".

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

             10(a)(1)  Stockholders  Agreement  (incorporated  by  reference  to
                       Exhibit 10(a) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1989).

             10(a)(2) Amendment, dated December 15, 1995, to the Stockholders Agreement, dated December 29, 1989 (incorporated by reference to Exhibit 10(a) to Form 8-K dated December 15,
                       1995).

             10(a)(3) Registration Rights Agreement, dated December 15, 1995 (incorporated by reference to Exhibit 10(b) to Form 8-K dated December 15, 1995).

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

             10(b)(3) Extension of Employment Agreement of Albert R. Gamper, Jr. (incorporated by reference to Exhibit 10(b)(3) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1994).

             10(c)(1) Employment Agreement of Nikita Zdanow (incorporated by reference to Exhibit 10(c)(1) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1992).

             10(c)(2) Extension of Employment Agreement of Nikita Zdanow (incorporated by reference to Exhibit 10(c)(2) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1992).

             10(c)(3) Extension of Employment Agreement of Nikita Zdanow (incorporated by reference to Exhibit 10(c)(3) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1994).

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

             21        Subsidiaries of the Registrant.

             23        Consent of KPMG Peat Marwick LLP.

             24        Powers of Attorney.

             27        Financial Data Schedule (filed electronically)



     (b) A Current Report on Form 8-K dated October 12, 1995 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended September 30, 1995.

     A Current Report on Form 8-K dated December 15, 1995 was filed with the Commission reporting the Corporation's announcement that DKB purchased an additional twenty percent (20%) stock interest in the Corporation on December 15, 1995 from CBC.

     A Current Report on Form 8-K dated January 18, 1996 was filed with the Commission reporting the Corporation's announcement of results for the year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE CIT GROUP HOLDINGS, INC.


                                   By:        /s/ ERNEST D. STEIN
                                     -------------------------------------------
                                                 Ernest D. Stein
                                       Executive Vice President, General Counsel
                                                  and Secretary

March 22, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              Signature and Title                                                                    Date
              -------------------                                                                    ----

            ALBERT R. GAMPER, JR.*
-----------------------------------------------
President, Chief Executive Officer and Director
         (principal executive officer)

               HISAO KOBAYASHI*
-----------------------------------------------
                   Director

               TAKASUKE KANEKO*
-----------------------------------------------
                   Director


                MICHIO MURATA*
-----------------------------------------------
                   Director

                KENJI NAKAMURA*
-----------------------------------------------
                   Director
                                                                 By:   /s/ Ernest D. Stein        March 22, 1996
                                                                    -----------------------
                                                                           Ernest D. Stein
             JOSEPH A. POLLICINO*                                          Attorney-In-Fact
-----------------------------------------------
                   Director

                 PAUL N. ROTH*
-----------------------------------------------
                   Director

                PETER J. TOBIN*
-----------------------------------------------
                   Director

                 KEIJI TORII*
-----------------------------------------------
                   Director

              /S/ JOSEPH M. LEONE                                                                 March 22, 1996
-----------------------------------------------
                Joseph M. Leone
         Executive Vice President and
            Chief Financial Officer
        (principal accounting officer)

     Original powers of attorney authorizing Albert R. Gamper, Jr., Ernest D. Stein, and Donald J. Rapson and each of them to sign on behalf of the above-mentioned directors and are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.