Form 10-Q
period 1996-03-31
CIT GROUP HOLDINGS INC /DE/
filed 1996-05-03
CIK 20388

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
           (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1996
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

                                    Yes  X      No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 15, 1996: 1,000 shares.

================================================================================

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


          TABLE OF CONTENTS                                                PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
          Consolidated Balance Sheets - March 31, 1996 and
            December 31, 1995.                                              2
          Consolidated Income Statements for the three
            month periods ended March 31, 1996 and 1995.                    3
          Consolidated Statements of Changes in
            Stockholders' Equity for the three month
            periods ended March 31, 1996 and 1995.                          4
          Consolidated Statements of Cash Flows for the three
            month periods ended March 31, 1996 and 1995.                    5
          Note to Condensed Consolidated Financial Statements               6-7

  Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         8-18

PART II.  OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                              19

                          PART I. FINANCIAL INFORMATION

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1995 Annual Report on Form 10-K for The CIT Group Holdings, Inc. (the "Corporation"). The discussions of the adoption of Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", No. 122, "Accounting for Mortgage Servicing Rights" and No. 123, "Accounting for Stock-Based Compensation" as of January 1, 1996 are included in Item 1. Financial Statements.

     The Corporation considers that all adjustments (all of which are normal recurring accruals) necessary for a fair statement of the financial position and results of operations for these periods have been made; however, results for such interim periods are subject to year-end audit adjustments. Results for such interim periods are not necessarily indicative of results for a full year.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)

                                              March 31,        December 31,
                                                1996               1995
                                              ---------        ------------
Assets
Financing and leasing assets
Loans
  Commercial                                  $10,382.2         $10,356.3
  Consumer                                      2,471.0           2,344.0
Lease receivables                               3,057.3           3,095.2
                                              ---------         ---------
  Finance receivables                          15,910.5          15,795.5
Reserve for credit losses                        (208.6)           (206.0)
                                              ---------         ---------
  Net finance receivables                      15,701.9          15,589.5
Operating lease equipment                       1,122.7           1,113.0
Cash and cash equivalents                         104.2             161.5
Other assets                                      554.2             556.3
                                              ---------         ---------
  Total assets                                $17,483.0         $17,420.3
                                              =========         =========

Liabilities and Stockholders' Equity
Debt
Commercial paper                              $ 5,947.4         $ 6,105.6
Variable rate senior notes                      4,127.5           3,827.5
Fixed rate senior notes                         3,221.5           3,337.0
Subordinated fixed rate notes                     300.0             300.0
                                              ---------         ---------
  Total debt                                   13,596.4          13,570.1
Credit balances of factoring clients              985.8             980.9
Accrued liabilities and payables                  498.8             485.9
Deferred Federal income taxes                     465.9             469.2
                                              ---------         ---------
  Total liabilities                            15,546.9          15,506.1

Stockholders' equity
Common stock - authorized, issued
 and outstanding - 1,000 shares                   250.0             250.0
Paid-in capital                                   408.3             408.3
Retained earnings                               1,277.8           1,255.9
                                              ---------         ---------
  Total stockholders' equity                    1,936.1           1,914.2
                                              ---------         ---------
  Total liabilities and stockholders' equity  $17,483.0         $17,420.3
                                              =========         =========


See accompanying note to condensed consolidated financial statements.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                          (Dollar Amounts in Millions)


                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                        1996            1995
                                                       ------           -----

Finance income                                         $402.6          $363.7
Interest expense                                        207.2           199.2
                                                       ------          ------

  Net finance income                                    195.4           164.5

Fees and other income                                    52.7            43.4
                                                       ------          ------

  Operating revenue                                     248.1           207.9
                                                       ------          ------

Salaries and general operating expenses                  95.9            84.8
Provision for credit losses                              27.8            21.0
Depreciation on operating lease equipment                27.5            17.6
                                                       ------          ------

  Operating expenses                                    151.2           123.4
                                                       ------          ------

  Income before provision for income taxes               96.9            84.5

Provision for income taxes                               37.1            31.7
                                                       ------          ------

  Net income                                           $ 59.8          $ 52.8
                                                       ======          ======

Ratio of earnings to fixed charges                      1.46            1.42




See accompanying note to condensed consolidated financial statements.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Amounts in Millions)

                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                  1996            1995
                                                  ----            ----

Balance, January 1                              $1,914.2        $1,793.0
Net income                                          59.8            52.8
Dividends paid                                     (37.9)          (26.1)
                                                --------        --------

Balance, March 31                               $1,936.1        $1,819.7
                                                ========        ========






See accompanying note to condensed consolidated financial statements.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)

                                                                        Three Months Ended
                                                                            March 31,
                                                                 ----------------------------
                                                                    1996              1995
                                                                 ---------          ---------
CASH FLOWS FROM OPERATIONS
Net income                                                       $    59.8          $    52.8
Adjustments to reconcile net income to net cash
 flows from operations:
 Provision for credit losses                                          27.8               21.0
 Depreciation and amortization                                        31.6               19.2
 Provision (benefit) for deferred Federal income taxes                (3.3)               2.1
 Gains on asset sales                                                (12.5)              (6.5)
 Increase in accrued liabilities and payables                         12.9               83.9
 Increase in other assets                                            (16.8)             (13.1)
 Other                                                               (15.0)              (5.8)
                                                                 ---------          ---------
  Net cash flows provided by operations                               84.5              153.6
                                                                 ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                                    (6,927.7)          (7,201.8)
Collections on loans                                               6,519.3            6,754.8
Purchases of assets to be leased                                     (45.8)            (146.6)
Collections on lease receivables                                     208.6              220.3
Net increase in short-term factoring receivables                     (97.6)            (157.1)
Proceeds from asset sales                                            256.5              130.6
Proceeds from sales of assets received in
 satisfaction of loans                                                10.5                9.6
Other                                                                 (6.9)             (14.6)
                                                                 ---------          ---------
  Net cash flows used for investing activities                       (83.1)            (404.8)
                                                                 ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable and
 fixed rate notes                                                    950.0              450.0
Repayments of variable and fixed rate notes                         (765.5)            (375.0)
Net increase (decrease) in commercial paper                         (158.2)             357.6
Repayments of nonrecourse leveraged lease debt                       (47.1)             (41.6)
Cash dividends paid                                                  (37.9)             (26.1)
                                                                 ---------          ---------
  Net cash flows (used for) provided by financing activities         (58.7)             364.9
                                                                 ---------          ---------

Net increase (decrease) in cash and cash equivalents                 (57.3)             113.7
Cash and cash equivalents, beginning of period                       161.5                6.5
                                                                 ---------          ---------
Cash and cash equivalents, end of period                         $   104.2          $   120.2
                                                                 =========          =========

Supplemental disclosures
Interest paid                                                    $   279.4          $   191.9
Federal and State and local taxes paid                           $     2.2          $     1.6
Noncash transfer of finance receivables to other assets          $   146.7          $    80.6
Noncash transfers of finance receivables to assets received
  in satisfaction of loans                                       $    62.1          $     8.7

See accompanying note to condensed consolidated financial statements.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 1996, the Corporation adopted Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122") and No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

SFAS 121 requires that a review for impairment be performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. In performing the review for the recoverability, the entity should estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. SFAS 121 applies primarily to certain leasing assets, including operating leases. The adoption of SFAS 121 on January 1, 1996 did not require any impairment to be recognized during the current period.

SFAS 122 requires an enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and then sells or securitizes those loans with servicing rights retained to allocate the total cost between the mortgage servicing rights and the loans based on their relative fair values. This Statement applies to the sale or securitization of home equity or manufactured housing finance receivables when servicing is retained. The Statement also requires that the enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of SFAS 122 on January 1, 1996 did not significantly affect the Corporation's consolidated financial position or results of operations for the three months ended March 31, 1996.

SFAS 123 requires either the application of fair value based method of accounting or additional proforma disclosures for stock-based compensation plans. Under The CIT Group Holdings, Inc. Career Incentive Plan, awards are granted to key executives in the form of phantom shares of stock, and are expensed currently. Therefore, the adoption of SFAS 123 on January 1, 1996 had no effect on the Corporation's consolidated financial position or results of operations for the three months ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCING AND LEASING ASSETS

Financing and leasing assets (finance receivables plus operating lease equipment) increased $124.7 million from December 31, 1995. The changes in financing and leasing assets by business unit are presented in the following table.

                                                   March 31,     December 31,             Change
                                                                                    --------------------
                                                     1996          1995             Amount       Percent
                                                    ------          ------          ------       -------
                                                                 (Dollar Amounts in Millions)
Finance receivables
  Business Credit                                $   1,468.3   $   1,471.0         $  (2.7)       (0.2)%
  Capital Equipment Financing                        4,391.0       4,548.7          (157.7)       (3.5)
  Credit Finance                                       754.5         758.7            (4.2)       (0.6)
  Industrial Financing                               4,993.7       4,929.9            63.8         1.3
  Commercial Services                                1,832.1       1,743.3            88.8         5.1
  Consumer Finance                                   1,148.7       1,039.0           109.7        10.6
  Sales Financing                                    1,322.2       1,304.9            17.3         1.3
                                                 -----------   -----------         -------       -----
    Total finance receivables                       15,910.5      15,795.5           115.0         0.7
                                                 -----------   -----------         -------       -----

Operating lease equipment
  Capital Equipment Financing                          766.4         750.0            16.4         2.2
  Industrial Financing                                 356.3         363.0            (6.7)       (1.8)
                                                 -----------   ------------        ---------     -----
    Total operating lease equipment                  1,122.7       1,113.0             9.7         0.9
                                                 -----------   ------------        --------      -----
    Total financing and leasing assets           $  17,033.2   $   16,908.5        $  124.7        0.7%
                                                 ===========   ============        ========      =====

A discussion of the changes in finance receivables from December 31, 1995 is presented below.

     o Business Credit - Revolving and term loans, including debtor-in-possession and workout financing, for medium and larger-sized companies secured by accounts receivable, inventory and fixed assets.

         Finance receivables decreased $2.7 million (0.2%) despite strong first quarter new business originations of $207 million, due to syndications of $50.2 million and to increased liquidations resulting from the highly competitive financing marketplace.

     o Capital Equipment Financing - Customized secured equipment financing and leasing of major capital equipment for medium and larger-sized companies.

         The decline in finance receivables of $157.7 million (3.5%) reflects new business originations of $168 million, offset by liquidations and by the transfer of an aggregate of $59.1 million of finance receivables to assets received in satisfaction of loans.

     o Credit Finance - Revolving and term loans, including restructurings, for small and medium-sized companies secured by accounts receivable, inventory and fixed assets.

         Finance receivables decreased $4.2 million (0.6%) from December 31, 1995, reflecting new business originations of $30 million for the first quarter of 1996, offset by a higher level of liquidations.

     o Industrial Financing - Secured equipment financing and leasing for medium-sized companies, including dealer and manufacturer financing.

         Finance receivables increased by $63.8 million (1.3%) from December 31, 1995, reflecting strong new business originations for the first quarter of 1996 of $639 million, partially offset by higher liquidations.

     o Commercial Services - Factoring of accounts receivable, including credit protection, bookkeeping and collection activities, and revolving and term loans.

         The increase of $88.8 million in finance receivables during the first quarter of 1996 reflects seasonal trends. Factoring volume was down by 4.7% for the first quarter of 1996, compared to the same period last year, due to the weakness in both the retail environment and the wholesale textile industry.

     o Consumer Finance - Loans secured by first or second mortgages on residential real estate and home equity lines of credit generated through brokers and direct marketing.

         Finance receivables increased $109.7 million (10.6%) reflecting the continuing emphasis on this business unit. New business originations during the quarter totaled $189 million, an increase of 54.4% over the same prior year period.

     o Sales Financing - Retail secured financing of recreational vehicles, recreational boats, and manufactured housing through dealers and manufacturers.

         New business volume totaled $230 million versus $150 million for the same period last year, principally due to growth in recreational vehicle and recreational boat volume. Finance receivables increased only $17.3 million (1.3%) from December 31, 1995 due to securitization of $211.1 million of recreational vehicle finance receivables during the first quarter. At March 31, 1996, Sales Financing was servicing finance receivables of $1.07 billion owned by securitization trusts and $710 million owned by other financial institutions, which are not included in the preceding table.

Concentrations

Commercial Airline Industry

Commercial airline finance receivables and operating lease equipment totaled $1.87 billion or 11.0% of total financing and leasing assets at March 31, 1996, compared with $1.91 billion (11.3%) at December 31, 1995. The portfolio is secured by commercial aircraft and related equipment. Management continues to limit the growth in this portfolio relative to total financing and leasing assets.

The following table presents information about the commercial airline industry portfolio.

- --------------------------------------------------------------------------------
                                       March 31,           December 31,
                                        1996                  1995
                                       ---------           ------------
                                         (Dollar Amounts in Millions)
Finance Receivables
  Amount outstanding(a)              $  1,355.0            $  1,412.2
  Number of obligors                         55                    51
Operating Leases
  Net carrying value                 $    513.8            $    499.4
  Number of obligors                         24                    24

Total                                $  1,868.8            $  1,911.6
Number of obligors(b)                        69                    68
Number of aircraft                          252                   266

(a) Includes accrued rents which were classified as finance receivables in the Consolidated Balance Sheets.

(b) Certain obligors have both finance receivable and operating lease transactions.

- --------------------------------------------------------------------------------

Highly Leveraged Transactions

Highly leveraged transactions ("HLTs") totaled $451.4 million (2.6% of financing and leasing assets) at March 31, 1996, compared with $412.6 million (2.4%) at December 31, 1995. The Corporation's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flow from operations. Unfunded commitments to lend in secured HLTs were $193.3 million at March 31, 1996, compared with $220.4 million at December 31, 1995.

At March 31, 1996, the portfolio consisted of 32 obligors in 11 industry groups located throughout the United States, with the largest regional concentrations in the Southeast (30.2%) and the Northeast (27.4%). One account totaling $19.5 million was classified as nonaccrual at March 31, 1996 compared with $20.1 million (one account) at December 31, 1995.

NET INCOME

Net income for the 1996 first quarter totaled a record $59.8 million, an increase of $7.0 million (13.3%) from $52.8 million in 1995. The improvement was principally due to growth in average financing and leasing assets and increased fees and other income, partially offset by higher operating expenses.

FINANCE INCOME

A comparison of 1996 and 1995 first quarter net finance income is set forth below:

- --------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                         --------------------------------------------------
                                                                March 31,                  Increase
                                                         ----------------------      ----------------------
                                                          1996            1995       Amount         Percent
                                                         ------          ------      -------        -------
                                                                       (Dollar Amounts in Millions)
Finance income                                         $   402.6       $   363.7     $    38.9       10.7%
Interest expense                                           207.2           199.2           8.0        4.0%
                                                       ---------       ---------     ----------      ----
Net finance income                                     $   195.4       $   164.5     $    30.9       18.8%
                                                       =========       =========     =========       ====

Average financing and leasing assets (AEA)             $16,065.6       $14,808.3     $ 1,257.3        8.5%
                                                       =========       =========     =========       ====

Net finance income as a % of AEA                            4.86%          4.45%
                                                            ====           ====

- --------------------------------------------------------------------------------

The increase in net finance income was attributable to the 8.5% growth in AEA, a higher proportion of consumer finance receivables, and lower cost of funds.

A comparative analysis of the weighted average principal outstanding and interest rates paid on the Corporation's debt, before and after giving effect to interest rate swaps, is shown in the following tables.

- --------------------------------------------------------------------------------
                                    Three Months Ended March 31, 1996
                          --------------------------------------------------
                              Before Swaps                  After Swaps
                          ---------------------         --------------------
                                     (Dollar Amounts in Millions)
Variable rate debt        $10,060.7     5.54%           $ 7,155.8     5.52%
Fixed rate debt             3,409.4     7.01%             6,314.3     6.79%
                           --------                      --------
Composite interest rate   $13,470.1     5.92%           $13,470.1     6.11%
                           ========                      ========
- --------------------------------------------------------------------------------

                                     Three Months Ended March 31, 1995
                           ---------------------------------------------------
                              Before Swaps                    After Swaps
                           ------------------            ---------------------
                                      (Dollar Amounts in Millions)
Variable rate debt         $ 9,647.3     6.13%           $ 7,252.2     6.09%
Fixed rate debt              2,855.8     7.10%             5,250.9     6.76%
                            --------                      --------
Composite interest rate    $12,503.1     6.35%           $12,503.1     6.37%
                            ========                      ========

- --------------------------------------------------------------------------------

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

FEES AND OTHER INCOME

Fees and other income totaled $52.7 million in the 1996 first quarter, compared to $43.4 million in 1995. The increase reflects gains on sales of receivables and equipment, and higher fee income associated with the servicing of third party receivables, including those that have been securitized by the Corporation.

SALARIES AND GENERAL OPERATING EXPENSES

The following table sets forth the components of salaries and general operating expenses.

- --------------------------------------------------------------------------------

                                                 Three Months Ended
                                      ------------------------------------------
                                           March 31,              Increase
                                      ------------------     -------------------
                                      1996          1995      Amount    Percent
                                      ----          ----     --------   --------
                                            (Dollar Amounts in Millions)
Salaries and employee benefits        $56.1         $48.1      $8.0      16.6%
General operating expenses             39.8          36.7       3.1       8.4%
                                      -----         -----     -----      ----
                                      $95.9         $84.8     $11.1       3.1%
                                      =====         =====     =====      ====

Percent to AEA                         2.39%         2.29%
                                       ====          ====

Percent to average managed assets      2.16%         2.19%
                                       ====          ====

- --------------------------------------------------------------------------------

The increase in salaries and general operating expenses is generally attributable to the growth in the consumer related business units, as well as to the higher managed asset portfolio. As a percentage of managed assets, which is comprised of both owned assets and receivables serviced for others, including those that have been securitized by the Corporation, these expenses improved to 2.16% for the first quarter of 1996 compared to 2.19% for the same period in 1995.

PAST DUE AND NONACCRUAL FINANCE RECEIVABLES
AND ASSETS RECEIVED IN SATISFACTION OF LOANS

Finance receivables past due 60 days or more were $242.5 million (1.52% of finance receivables) at March 31, 1996, compared with $263.9 million (1.67%) at December 31, 1995. Finance receivables on nonaccrual status, included in past due finance receivables, were $84.8 million (0.53% of finance receivables) at March 31, 1996 compared with $139.5 million (0.88%) at December 31, 1995 reflecting transfers of cruise line vessels and approximately one-half of the oceangoing carriers to assets received in satisfaction of loans. The Corporation is in the process of remarketing the cruise line vessels and repossessing and remarketing the remaining oceangoing carriers.

Assets received in satisfaction of loans were $90.3 million at March 31, 1996 compared to $42.0 million at December 31, 1995. The increase is attributable to the aforementioned transfers.

Total nonperforming assets, comprised of past due finance receivables on nonaccrual status and assets received in satisfaction of loans were $175.1 million at March 31, 1996 down from $181.5 million at year end. As a percentage of finance receivables, total nonperforming assets declined to 1.10% at March 31, 1996 from 1.15% at December 31, 1995.

PROVISION AND RESERVE FOR CREDIT LOSSES

The following table summarizes the activity in the reserve for credit losses.

- --------------------------------------------------------------------------------
                                                   Three Months Ended
                                                       March 31,
                                                -----------------------
                                                 1996            1995
                                                -------        --------
                                            (Dollar Amounts in Millions)

Net credit losses                               $25.4           $17.5
Provision for finance receivables increase        2.4             3.5
                                                -----           -----
Total provision for credit losses               $27.8           $21.0
                                                =====           =====
Net credit losses as a percent (annualized)
 of average finance receivables                 0.64%           0.47%
                                                =====           =====

- --------------------------------------------------------------------------------

Net credit losses, as a percent of average finance receivables, increased during the first quarter of 1996 compared to the first quarter of 1995, reflecting provisions associated with certain nonaccrual shipping and cruise line vessels. The reserve for credit losses at March 31, 1996 was $208.6 million (1.31% of finance receivables), compared to $206.0 million (1.30%) at year-end 1995.

DEPRECIATION ON OPERATING LEASE EQUIPMENT

Depreciation on operating lease equipment for the first quarter of 1996 was $27.5 million, up from $17.6 million for the same period in 1995, as the operating lease portfolio grew 32% from March 31, 1995.

INCOME TAXES

The effective income tax rate for the 1996 first quarter was 38.3%, compared to 37.5% in the prior year period.

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                            1996          1995
                                                            ----          ----

Finance income*                                             9.97%         9.78%
Interest expense*                                           5.11          5.33
                                                            ----          ----
  Net finance income                                        4.86          4.45
Fees and other income                                       1.31          1.17
                                                            ----          ----
  Operating revenue                                         6.17          5.62
                                                            ----          ----
Salaries and general operating expenses                     2.39          2.29
Net credit losses**                                         0.64          0.47
Provision for finance receivables increase                  0.06          0.09
                                                            ----          ----
  Net credit losses                                         0.69          0.57
Depreciation on operating lease equipment                   0.68          0.47
                                                            ----          ----
  Operating expenses                                        3.76          3.33
                                                            ----          ----
Income before provision for income taxes                    2.41          2.29

Provision for income taxes                                  0.92          0.86
                                                            ----          ----
  Net income                                                1.49%         1.43%
                                                            ====          ====

Average Financing and Leasing Assets (in millions)     $16,065.6      $14,808.3
                                                       =========      =========
Average Finance Receivables (in millions)              $15,788.7      $14,884.3
                                                       =========      =========

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

During the first quarter of 1996, commercial paper borrowings decreased $158.2 million, and the Corporation issued $550.0 million of prime based variable rate and $400.0 million of fixed rate debt. Repayments of term debt totaled $765.5 million. At March 31, 1996, $4.31 billion of registered but unissued debt securities remained available under shelf registration statements.

At March 31, 1996, commercial paper borrowings were supported by $4.64 billion of committed revolving credit line facilities, representing 78% of operating commercial paper outstanding (commercial paper outstanding less interest-bearing deposits). No borrowings have been made under credit lines since 1970.

The Corporation has consolidated approximately $4.3 billion of existing committed revolving credit line facilities into one facility of approximately $4.8 billion. The new facility becomes effective during the second quarter of 1996 with maturities ranging from May of 1997 to May of 2001. The Corporation's committed credit line facilities will total approximately $5.2 billion, including the new facility.

The Corporation also has accessed the asset backed securitization markets as an additional liquidity source. The Corporation securitized recreational vehicle finance receivables of $211.1 million in the first quarter of 1996.

CAPITALIZATION

The following table presents information regarding the Corporation's capital structure.

- --------------------------------------------------------------------------------
                                       March 31,          December 31,
                                        1996                 1995
                                        ----                 ----
                                          (Dollars in Millions)
Commercial Paper                      $ 5,947.4           $ 6,105.6
Term Debt                               7,649.0             7,464.5
Stockholders' Equity                    1,936.1             1,914.2
                                      ---------           ---------
Total Capitalization                  $15,532.5           $15,484.3
                                      =========           =========

Debt-to-equity ratio                  7.02 to 1           7.09 to 1

- --------------------------------------------------------------------------------

Through the first quarter of 1996, the Corporation operated under a dividend policy requiring the payment of dividends by the Corporation, equal to and not exceeding 50% of net operating earnings on a quarterly basis. As a result of a 20% increase in the ownership interest of the Corporation by The Dai-Ichi Kangyo Bank, Limited (DKB) on December 15, 1995, the fourth quarter 1995 dividend was paid on the basis of operating earnings for October and November only. During the first quarter of 1996, the Corporation declared and paid a dividend of $8.9 million based on operating earnings for December. The Corporation is owned 80% by DKB and 20% by The Chase Manhattan Corporation.

Commencing with the 1996 second quarter dividend, the dividend policy of the Corporation was changed to require the payment of dividends by the Corporation of 30% of net operating earnings on a quarterly basis.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

     (b) Exhibit 27 - Financial Data Schedule

     (c) A Form 8-K report dated January 18, 1996 was filed with the Commission reporting the Corporation's announcement of results for the year ended December 31, 1995.

     (d) A Form 8-K report dated April 11, 1996 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended March 31, 1996.

     (e) A Form 8-K report dated April 12, 1996 was filed with the Commission reporting a change in the Corporation's dividend policy.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 The CIT Group Holdings, Inc.
                                                -----------------------------
                                                                  (Registrant)



                                              BY /s/ J. M. Leone
                                                ------------------------------
                                                J. M. Leone
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (duly authorized and principal
                                                accounting officer)





DATE:  May 3, 1996