Form 10-Q
period 1996-06-30
CIT GROUP HOLDINGS INC /DE/
filed 1996-08-02
CIK 20388

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

                  For the quarterly period ended JUNE 30, 1996

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

                              Yes _X_       No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1996: 1,000 shares.

================================================================================

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

     TABLE OF CONTENTS                                                     PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 1996 and
          December 31, 1995.                                                2

         Consolidated Income Statements for the three and six
          month periods ended June 30, 1996 and 1995.                       3

         Consolidated Statements of Changes in Stockholders' Equity for
          the six month periods ended June 30, 1996 and 1995.               4

         Consolidated Statements of Cash Flows for the six
          month periods ended June 30, 1996 and 1995.                       5

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               6-16

PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders                17

 Item 6. Exhibits and Reports on Form 8-K                                   17

                          PART I. FINANCIAL INFORMATION

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1995 Annual Report on Form 10-K and the March 31, 1996 quarterly report on Form 10-Q for The CIT Group Holdings, Inc. (the "Corporation").

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

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)

                                                         June 30,   December 31,
                                                           1996        1995
                                                      -----------  -----------
Assets
Financing and leasing assets
Loans
  Commercial                                           $  10,105.4  $  10,356.3
  Consumer                                                 2,698.6      2,344.0
Lease receivables                                          3,142.5      3,095.2
                                                       -----------  -----------
  Finance receivables                                     15,946.5     15,795.5
Reserve for credit losses                                   (211.9)      (206.0)
                                                       -----------  -----------
  Net finance receivables                                 15,734.6     15,589.5
Operating lease equipment                                  1,237.6      1,113.0
Cash and cash equivalents                                    110.1        161.5
Other assets                                                 709.2        556.3
                                                       -----------  -----------
  Total assets                                         $  17,791.5  $  17,420.3
                                                       ===========  ===========

Liabilities and Stockholders' Equity
Debt
Commercial paper                                       $   5,573.3  $   6,105.6
Variable rate senior notes                                 4,197.5      3,827.5
Fixed rate senior notes                                    3,798.1      3,337.0
Subordinated fixed rate notes                                300.0        300.0
                                                       -----------  -----------
  Total debt                                              13,868.9     13,570.1
Credit balances of factoring clients                         969.6        980.9
Accrued liabilities and payables                             487.5        485.9
Deferred Federal income taxes                                479.5        469.2
                                                       -----------  -----------
  Total liabilities                                       15,805.5     15,506.1

Stockholders' equity
Common stock - authorized, issued
 and outstanding - 1,000 shares                              250.0        250.0
Paid-in capital                                              408.3        408.3
Retained earnings                                          1,327.7      1,255.9
                                                       -----------  -----------
  Total stockholders' equity                               1,986.0      1,914.2
                                                       -----------  -----------

  Total liabilities and stockholders' equity           $  17,791.5  $  17,420.3
                                                       ===========  ===========

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                          (Dollar Amounts in Millions)

                                               Three Months Ended      Six Months Ended
                                                     June 30,               June 30,
                                               --------------------   -------------------
                                                 1996       1995        1996       1995
                                               --------   ---------   --------   --------
Finance income                                 $  403.9   $   380.5   $  806.5   $  744.2
Interest expense                                  206.6       209.0      413.8      408.2
                                               --------   ---------   --------   --------

  Net finance income                              197.3       171.5      392.7      336.0

Fees and other income                              73.2        41.9      125.9       85.3
                                               --------   ---------   --------   --------

  Operating revenue                               270.5       213.4      518.6      421.3
                                               --------   ---------   --------   --------

Salaries and general operating expenses            97.6        82.3      193.5      167.1
Provision for credit losses                        26.6        22.2       54.4       43.2
Depreciation on operating lease equipment          28.8        17.2       56.3       34.8
                                               --------   ---------   --------   --------

  Operating expenses                              153.0       121.7      304.2      245.1
                                               --------   ---------   --------   --------

  Income before provision for income taxes        117.5        91.7      214.4      176.2

Provision for income taxes                         45.1        35.2       82.2       66.9
                                               --------   ---------   --------   --------

  Net income                                   $   72.4   $    56.5   $  132.2   $  109.3
                                               ========   =========   ========   ========

Ratio of earnings to fixed charges                 --          --         1.51       1.43


                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Amounts in Millions)

                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
Balance, January 1                                     $   1,914.2  $   1,793.0
Net income                                                   132.2        109.3
Dividends paid                                               (60.4)       (54.8)
                                                       -----------  -----------

Balance, June 30                                       $   1,986.0  $   1,847.5
                                                       ===========  ===========

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)

                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
CASH FLOWS FROM OPERATIONS
Net income                                             $     132.2  $     109.3
Adjustments to reconcile net income to net cash flows from operations:

 Provision for credit losses                                  54.4         43.2
 Depreciation and amortization                                64.9         38.7
 Provision for deferred Federal income taxes                  10.3         13.8
 Gains on asset and receivable sales                         (43.2)       (13.4)
 Increase in accrued liabilities and payables                  1.6         66.4
 Increase in other assets                                    (17.1)         --
 Other                                                       (19.2)       (11.2)
                                                       -----------  -----------
  Net cash flows provided by operations                      183.9        246.8
                                                       -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                           (14,936.5)   (15,119.5)
Collections on loans                                      14,141.3     14,067.7
Purchases of assets to be leased                            (194.4)      (352.0)
Collections on lease receivables                             371.1        370.7
Net (increase) decrease in short-term
  factoring receivables                                      (60.7)        26.2
Proceeds from asset and receivable sales                     371.0        309.1
Proceeds from sales of assets received in
 satisfaction of loans                                        17.5         15.6
Purchases of finance receivables portfolios                  (81.9)       (22.8)
Purchases of investment securities                           (14.2)        (6.2)
Other                                                        (16.3)       (25.1)
                                                       -----------  -----------
  Net cash flows used for investing activities              (403.1)      (736.3)
                                                       -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable and
 fixed rate notes                                          1,977.1      1,250.0
Repayments of variable and fixed rate notes               (1,146.0)      (500.0)
Net decrease in commercial paper                            (532.3)      (115.3)
Proceeds from nonrecourse leveraged lease debt                 9.2          2.1
Repayments of nonrecourse leveraged lease debt               (79.8)       (73.6)
Cash dividends paid                                          (60.4)       (54.8)
                                                       -----------  -----------
  Net cash flows provided by financing activities            167.8        508.4
                                                       -----------  -----------

Net (decrease) increase in cash and cash equivalents         (51.4)        18.9
Cash and cash equivalents, beginning of period               161.5          6.5
                                                       -----------  -----------
Cash and cash equivalents, end of period               $     110.1  $      25.4
                                                       ===========  ===========

Supplemental disclosures
Interest paid                                          $     432.2  $     443.2
Federal and State and local taxes paid                 $      59.5  $      48.7
Noncash transfer of finance receivables
  to other assets                                      $     318.3  $     259.1
Noncash transfers of finance receivables to
  assets received in satisfaction of loans             $      70.9  $      14.4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

NET INCOME

Net income for the 1996 second quarter totaled a record $72.4 million, an increase of $15.9 million (28.1%) from $56.5 million in 1995. For the six months ended June 30, 1996, net income totaled a record $132.2 million compared to $109.3 million in 1995, an increase of 21.0%. Return on average financing and leasing assets for the quarter and six months increased to 1.79% and 1.64%, respectively, compared to 1.49% and 1.46% for the same periods in 1995. The improvements resulted from strong operating revenues due to gains from venture capital investments and equipment sales as well as increased portfolio spreads, partially offset by higher operating expenses.

FINANCE INCOME

A comparison of 1996 and 1995 net finance income is set forth below.

- --------------------------------------------------------------------------------

                                                          Three Months Ended
                                            ----------------------------------------------
                                                    June 30,                 Increase
                                            ------------------------    ------------------
                                               1996          1995        Amount    Percent
                                            ----------    ----------    --------   -------
                                                     (Dollar Amounts in Millions)
Finance income                              $    403.9    $    380.5    $   23.4       6.1%
Interest expense                                 206.6         209.0        (2.4)     (1.1)%
                                            ----------    ----------    --------    ------
Net finance income                          $    197.3    $    171.5    $   25.8      15.0%
                                            ==========    ==========    ========    ======
Average financing and leasing assets (AEA)  $ 16,192.3    $ 15,224.3    $  968.0       6.4%
                                            ==========    ==========    ========    ======
Net finance income as a % of AEA                4.87%         4.51%
                                                ====          ====


                                                            Six Months Ended
                                            ----------------------------------------------
                                                    June 30,                 Increase
                                            ------------------------    ------------------
                                               1996          1995        Amount    Percent
                                            ----------    ----------    --------   -------
                                                     (Dollar Amounts in Millions)
Finance income                              $    806.5    $    744.2    $   62.3       8.4%
Interest expense                                 413.8         408.2         5.6       1.4%
                                            ----------    ----------    --------    ------
Net finance income                          $    392.7    $    336.0    $   56.7      16.9%
                                            ==========    ==========    ========    ======
Average financing and leasing assets (AEA)  $ 16,146.3    $ 15,028.3    $1,118.0       7.4%
                                            ==========    ==========    ========    ======
Net finance income as a % of AEA                4.87%         4.48%
                                               ======        ======

The improvements in net finance income reflect an increase in average financing and leasing assets, a change in portfolio mix toward higher yielding consumer finance receivables, higher fees on account terminations and lower borrowing costs.

A comparative analysis of the weighted average principal outstanding and interest rates paid on the Corporation's debt for the three and six month periods ended June 30, 1996 and 1995, before and after giving effect to interest rate swaps, is shown in the following tables.

- --------------------------------------------------------------------------------

                                        Three Months Ended June 30, 1996
                                 ---------------------------------------------
                                      Before Swaps            After Swaps
                                 ----------------------  ---------------------
                                         (Dollar Amounts in Millions)

Variable rate debt               $  10,028.1      5.43%  $   6,990.9      5.36%
Fixed rate debt                      3,602.0      6.88%      6,639.2      6.71%
                                 -----------             -----------
Composite interest rate          $  13,630.1      5.81%  $  13,630.1      6.01%
                                 ===========             ===========

                                       Three Months Ended June 30, 1995
                                 ---------------------------------------------
                                      Before Swaps            After Swaps
                                 ----------------------  ---------------------
                                         (Dollar Amounts in Millions)

Variable rate debt               $   9,832.2      6.20%  $   7,341.0      6.19%
Fixed rate debt                      3,061.7      7.13%      5,552.9      6.76%
                                 -----------             -----------
Composite interest rate          $  12,893.9      6.42%  $  12,893.9      6.43%
                                 ===========             ===========

- --------------------------------------------------------------------------------

                                        Six Months Ended June 30, 1996
                                 ---------------------------------------------
                                      Before Swaps            After Swaps
                                 ----------------------  ---------------------
                                         (Dollar Amounts in Millions)

Variable rate debt               $  10,044.4      5.49%  $   7,073.3      5.44%
Fixed rate debt                      3,505.7      6.94%      6,476.8      6.75%
                                 -----------             -----------
Composite interest rate          $  13,550.1      5.86%  $  13,550.1      6.06%
                                 ===========             ===========

                                        Six Months Ended June 30, 1995
                                 ---------------------------------------------
                                      Before Swaps            After Swaps
                                 ----------------------  ---------------------
                                         (Dollar Amounts in Millions)

Variable rate debt               $   9,740.2      6.17%  $   7,296.8      6.14%
Fixed rate debt                      2,959.4      7.11%      5,402.8      6.76%
                                 -----------             -----------
Composite interest rate          $  12,699.6      6.39%  $  12,699.6      6.40%
                                 ===========             ===========

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

FEES AND OTHER INCOME

Fees and other income totaled $73.2 million in the 1996 second quarter compared to $41.9 million in 1995, primarily the result of a $16.2 million pretax gain ($10.3 million after tax) in the Equity Investments portfolio, as well as higher gains on equipment sales from leasing activities. For the six months ended June 30, 1996, fees and other income totaled $125.9 million, an increase of $40.6 million over the comparable 1995 period. The increase for the six months includes the higher level of gains noted above as well as higher fee income associated with the servicing of third party receivables, including those that have been securitized by the Corporation.

SALARIES AND GENERAL OPERATING EXPENSES

The following table sets forth the components of salaries and general operating expenses.

                                                  Three Months Ended
                                        --------------------------------------
                                              June 30,           Increase
                                        -------------------   ----------------
                                          1996       1995      Amount  Percent
                                        --------   --------   -------  -------
                                             (Dollar Amounts in Millions)

Salaries and employee benefits          $   53.0   $   47.8   $   5.2     10.9%
General operating expenses                  44.6       34.5      10.1     29.3%
                                        --------   --------   -------     ----
                                        $   97.6   $   82.3   $  15.3     18.6%
                                        ========   ========   =======     ====
Percent to AEA                             2.41%      2.16%
                                           ====       ====
Percent to average managed assets          2.18%      2.05%
                                           ====       ====

                                                    Six Months Ended
                                        --------------------------------------
                                              June 30,           Increase
                                        -------------------   ----------------
                                          1996       1995      Amount  Percent
                                        --------   --------   -------  -------
                                             (Dollar Amounts in Millions)
Salaries and employee benefits          $  109.1   $   95.9   $  13.2     13.8%
General operating expenses                  84.4       71.2      13.2     18.5%
                                        --------   --------   -------     ----
                                        $  193.5   $  167.1   $  26.4     15.8%
                                        ========   ========   =======     ====
Percent to AEA                             2.40%      2.22%
                                           ====       ====
Percent to average managed assets          2.17%      2.11%
                                           ====       ====

The increases in salaries and general operating expenses are primarily attributable to portfolio growth in Consumer Finance, servicing of a higher managed asset portfolio in Sales Financing and expenses associated with Industrial Financing's restructuring which will result in operating efficiencies and improved market alignment.

PROVISION AND RESERVE FOR CREDIT LOSSES

The following table compares 1996 and 1995 provision for credit losses.

- --------------------------------------------------------------------------------

                                          Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                            ---------------      ---------------
                                             1996     1995        1996     1995
                                            ------   ------      ------   ------
                                                (Dollar Amounts in Millions)

Net credit losses                           $ 23.7   $ 17.2      $ 49.1   $ 34.7
Provision for finance receivables increase     2.9      5.0         5.3      8.5
                                            ------   ------      ------   ------
Total provision for credit losses           $ 26.6   $ 22.2      $ 54.4     43.2
                                            ======   ======      ======   ======
Net credit losses as a percent (annualized)

 of average finance receivables              0.59%    0.46%       0.62%    0.46%
                                            ======   ======      ======   ======

Net credit losses, as a percent of average finance receivables, increased during the second quarter and six months of 1996 compared to the same periods of 1995, reflecting provisions related to certain nonaccrual loans secured by shipping and cruise line vessels. The reserve for credit losses at June 30, 1996 was $211.9 million (1.33% of finance receivables) compared to $206.0 million (1.30%) at year-end 1995.

DEPRECIATION ON OPERATING LEASE EQUIPMENT

Depreciation on operating lease equipment for the second quarter and six months of 1996 was $28.8 million and $56.3 million, respectively, up from $17.2 million and $34.8 million for the same periods in 1995, primarily due to growth in the operating lease portfolio.

INCOME TAXES

The effective income tax rate for both the 1996 and 1995 second quarters was 38.4%. For the first six months of 1996, the effective tax rate was 38.3% compared with 38.0% in 1995.

FINANCING AND LEASING ASSETS

Financing and leasing assets (finance receivables plus operating lease equipment) of $17.18 billion increased $275.6 million from December 31, 1995. The changes in financing and leasing assets by business unit are presented in the following table.

- --------------------------------------------------------------------------------
                                                                    Change
                                         June 30,  December 31, ----------------
                                           1996       1995      Amount   Percent
                                        ---------   ---------   -------  -------
                                              (Dollar Amounts in Millions)
Finance receivables
  Business Credit                        $1,432.2   $ 1,471.0   $ (38.8)  (2.6)%
  Capital Equipment Financing             4,264.7     4,548.7    (284.0)  (6.2)
  Credit Finance                            744.3       758.7     (14.4)  (1.9)
  Industrial Financing                    5,090.8     4,929.9     160.9    3.3
  Commercial Services                     1,715.9     1,743.3     (27.4)  (1.6)
  Consumer Finance                        1,350.3     1,039.0     311.3   30.0
  Sales Financing                         1,348.3     1,304.9      43.4    3.3
                                        ---------   ---------   -------    ---
    Total finance receivables            15,946.5    15,795.5     151.0    1.0
                                        ---------   ---------   -------    ---

Operating lease equipment
  Capital Equipment Financing               873.3       750.0     123.3   16.4
  Industrial Financing                      364.3       363.0       1.3    0.4
                                        ---------   ---------   -------    ---
    Total operating lease equipment       1,237.6     1,113.0     124.6   11.2
                                        ---------   ---------   -------    ---
    Total financing and leasing assets  $17,184.1   $16,908.5   $ 275.6    1.6%
                                        =========   =========   =======    ===

A discussion of the changes in finance receivables from December 31, 1995 is presented below.

o Business Credit - Revolving and term loans, including debtor-in-possession and workout financing, for medium and larger-sized companies secured by accounts receivable, inventory and fixed assets.

     Finance receivables decreased $38.8 million (2.6%). Strong new business originations of $311 million were offset by syndications of $50.2 million and increased liquidations resulting from a highly competitive financing marketplace.

o Capital Equipment Financing - Customized secured equipment financing and leasing of major capital equipment for medium and larger-sized companies.

     The decline in finance receivables of $284.0 million (6.2%) reflects new business originations of $321 million, offset by liquidations and the transfer of $66.0 million of finance receivables to assets received in satisfaction of loans.

o Credit Finance - Revolving and term loans, including restructurings, for small and medium-sized companies secured by accounts receivable, inventory and fixed assets.

     Finance receivables  decreased $14.4 million (1.9%) from December 31, 1995,
     reflecting   new  business   originations   of  $94   million,   offset  by
     liquidations.

o    Industrial   Financing  -  Secured  equipment  financing  and  leasing  for medium-sized companies, including dealer and manufacturer financing.

     Finance  receivables  increased by $160.9  million (3.3%) from December 31,
     1995,   reflecting  strong  new  business  originations  of  $1.3  billion, partially offset by liquidations.

o Commercial Services - Factoring of accounts receivable, including credit protection, bookkeeping and collection activities, and revolving and term loans.

     The decrease of $27.4 million (1.6%) in finance receivables during 1996 reflects seasonal trends. Factoring volume was relatively unchanged for 1996 compared to the prior year, due to continued weakness in both the retail environment and the wholesale textile industry.

o    Consumer   Finance  -  Loans  secured  by  first  or  second  mortgages  on residential real estate and home equity lines of credit generated through brokers and direct marketing.

     Finance receivables increased $311.3 million (30.0%) from December 31, 1995. Strong loan originations during the first half of 1996 totaled $480 million, an increase of 76% from the first six months of 1995. The increase reflects continuing emphasis on this business unit.

o    Sales  Financing  - Retail  secured  financing  of  recreational  vehicles,
     recreational   boats,   and   manufactured   housing  through  dealers  and
     manufacturers.

     Finance receivables increased $43.4 million (3.3%) from December 31, 1995. New business volume totaled $509 million, principally due to growth in recreational vehicle and recreational boat volume. During the first six months of 1996, $250 million of recreational vehicle finance receivables were securitized. Additionally, $172 million of recreational vehicle and recreational boat volume was classified as assets held for sale for future securitizations. At June 30, 1996, Sales Financing was servicing finance receivables of $1.04 billion owned by securitization trusts and $654 million owned by other financial institutions, which are not included in the preceding table.

Operating lease equipment grew $124.6 million (11.2%) principally due to an increase in the commercial aircraft and rail segments. (See discussion in the "Commercial Airline Industry" section which follows.)

Concentrations

Commercial Airline Industry

Commercial airline financing and leasing assets totaled $1.95 billion or 11.3% of total financing and leasing assets at June 30, 1996, relatively unchanged from the December 31, 1995 balance of $1.91 billion. The portfolio is secured by commercial aircraft and related equipment. Management continues to limit the growth in this portfolio relative to total financing and leasing assets.

The following table presents information about the commercial airline industry portfolio.

- --------------------------------------------------------------------------------

                                                    June 30,     December 31,
                                                      1996           1995
                                                   ---------     -----------
Finance Receivables                               (Dollar Amounts in Millions)
  Amount outstanding(a)                            $1,340.7        $1,412.2
  Number of obligors                                     54              51
Operating Leases
  Net carrying value                                 $605.7          $499.4
  Number of obligors                                     29              24

Total                                              $1,946.4        $1,911.6
Number of obligors(b)                                    73              68
Number of aircraft                                      254             266

(a) Includes accrued rents which were classified as finance receivables in the Consolidated Balance Sheets.

(b)  Certain   obligors  have  both  finance   receivable  and  operating  lease
     transactions.

- --------------------------------------------------------------------------------

Highly Leveraged Transactions

Highly leveraged transactions ("HLTs") totaled $438.0 million (2.5% of financing and leasing assets) at June 30, 1996 compared with $412.6 million (2.4%) at December 31, 1995. The Corporation's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flow from operations. Unfunded commitments to lend in secured HLTs were $153.4 million at June 30, 1996 compared with $220.4 million at December 31, 1995.

At June 30, 1996, the HLT portfolio consisted of 27 obligors in 11 industry groups located throughout the United States, with the largest regional concentrations in the Southeast (30.3%) and the Northeast (26.3%). One account with a balance of $18.6 million and $20.1 million was classified as nonaccrual at June 30, 1996 and December 31, 1995, respectively.

PAST DUE AND NONACCRUAL FINANCE RECEIVABLES
AND ASSETS RECEIVED IN SATISFACTION OF LOANS

Finance receivables past due 60 days or more declined to $252.1 million (1.58% of finance receivables) at June 30, 1996 from $263.9 million (1.67%) at December 31, 1995. Past due finance receivables on nonaccrual status decreased to $105.0 million (0.66% of finance receivables) at June 30, 1996 from $139.5 million (0.88%) at December 31, 1995. The decrease reflects transfers of cruise line vessels and oceangoing carriers to assets received in satisfaction of loans. The Corporation is in the process of remarketing the cruise line vessels and repossessing and remarketing the remaining oceangoing carriers.

Assets received in satisfaction of loans increased to $97.8 million at June 30, 1996 from $42.0 million at December 31, 1995, due to the previously mentioned transfers.

Total nonperforming assets, comprised of past due finance receivables on nonaccrual status and assets received in satisfaction of loans were $202.8 million at June 30, 1996 up from $181.5 million at year end. As a percentage of finance receivables, total nonperforming assets were 1.27% at June 30, 1996 compared to 1.15% at December 31, 1995.

LIQUIDITY

The Corporation manages liquidity by monitoring the relative maturities of assets and liabilities and by borrowing funds, primarily in the United States money and capital markets. The proceeds of such borrowings are used to fund asset growth (including the bulk purchase of finance receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis. The primary source of funding is commercial paper issuances, proceeds from the sales of medium-term notes and other debt securities, and securitizations.

During the first six months of 1996, commercial paper borrowings decreased $532.3 million, and the Corporation issued $850 million of variable rate term debt and $1.13 billion of fixed rate term debt. Repayments of term debt totaled $1.15 billion. At June 30, 1996, $6.31 billion of registered but unissued debt securities remained available under shelf registration statements.

The Corporation also has accessed the asset backed securitization markets as an additional liquidity source. The Corporation securitized recreational vehicle finance receivables of $250.0 million in the first six months of 1996.

During the second quarter of 1996, the Corporation consolidated approximately $4.3 billion of existing committed revolving credit line facilities into one facility of approximately $4.8 billion with maturities ranging from May 1997 to May 2001.

At June 30, 1996, commercial paper borrowings were supported by $5.18 billion of committed revolving credit line facilities, including the new facility, representing 94% of operating commercial paper outstanding (commercial paper outstanding less interest-bearing deposits). No borrowings have been made under credit lines supporting commercial paper since 1970.

CAPITALIZATION

The following table presents information regarding the Corporation's capital structure.

- --------------------------------------------------------------------------------

                                              June 30,        December 31,
                                               1996              1995
                                             ---------         ---------
                                                 (Dollars in Millions)

Commercial Paper                             $ 5,573.3         $ 6,105.6
Term Debt                                      8,295.6           7,464.5
Stockholders' Equity                           1,986.0           1,914.2
                                             ---------         ---------
Total Capitalization                         $15,854.9         $15,484.3
                                             =========         =========

Debt-to-equity ratio                         6.98 to 1         7.09 to 1

Commencing with the 1996 second quarter dividend, the dividend policy of the Corporation was changed to require the payment of dividends by the Corporation of 30% of net operating earnings on a quarterly basis. Previously, the Corporation's dividend policy required the payment of dividends by the Corporation of 50% of net operating earnings on a quarterly basis.

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data.

                                                          Six Months Ended
                                                               June 30,
                                                          ----------------
                                                          1996         1995
                                                          ----         ----
Finance income*                                           9.94%        9.86%
Interest expense*                                         5.07         5.38
                                                          ----         ----
  Net finance income                                      4.87         4.48

Fees and other income                                     1.56         1.13
                                                          ----         ----

  Operating revenue                                       6.43         5.61
                                                          ----         ----
Salaries and general operating expenses                   2.40         2.22

Net credit losses**                                       0.62         0.46
Provision for finance receivables increase                0.07         0.11
                                                          ----         ----
  Provision for credit losses                             0.67         0.58

Depreciation on operating lease equipment                 0.70         0.46
                                                          ----         ----
  Operating expenses                                      3.77         3.26
                                                          ----         ----
Income before provision for income taxes                  2.66         2.35

Provision for income taxes                                1.02         0.89
                                                          ----         ----
  Net income                                              1.64%        1.46%
                                                          ====         ====

Average Financing and Leasing Assets (in millions)   $ 16,146.3   $ 15,028.3
                                                     ==========   ==========
Average Finance Receivables (in millions)            $ 15,915.6   $ 14,904.4
                                                     ==========   ==========

* Excludes interest income and interest expense relating to short-term interest-bearing deposits.

** Percentage to average finance receivables.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 12, 1996, The Dai-Ichi Kangyo Bank, Limited and CBC Holdings (Delaware), Inc., by unanimous written consent, re-elected the following ten persons to the Board of Directors to serve until April 30, 1997 or until their successors shall have been elected and qualified:

     Messrs.  Hisao Kobayashi (Chairman)
              Albert R. Gamper, Jr.
              Takasuke Kaneko
              Kenji Nakamura
              Joseph A. Pollicino
              Paul N. Roth
              Peter J. Tobin
              Keiji Torii
              Yasuo Tsunemi
              Yukiharu Uno

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

     (b)  Exhibit 27 - Financial Data Schedule

     (c) A Form 8-K report dated April 11, 1996 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended March 31, 1996.

     (d) A Form 8-K report dated April 12, 1996 was filed with the Commission reporting a change in the Corporation's dividend policy.

     (e) A Form 8-K report dated July 16, 1996 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended June 30, 1996.

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

                                         The CIT Group Holdings, Inc.
                                         ----------------------------
                                                         (Registrant)

                                    BY /s/ J. M. Leone
                                       ---------------------------------
                                           J. M. Leone
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (duly authorized and principal
                                            accounting officer)

DATE:  August 2, 1996