Form 10-Q
period 1996-09-30
CIT GROUP HOLDINGS INC /DE/
filed 1996-11-05
CIK 20388

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

                For the quarterly period ended SEPTEMBER 30, 1996
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to __________

                             Commission File Number
                                     1-1861

                          THE CIT GROUP HOLDINGS, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                13-2994534
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


    1211 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK              10036
--------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

                                 (212) 536-1950
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes____X___        No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1996: 1,000 shares.

================================================================================

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

          TABLE OF CONTENTS                                               PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements
            Consolidated Balance Sheets - September 30, 1996 and
              December 31, 1995.                                            2
            Consolidated Income Statements for the three and nine
              month periods ended September 30, 1996 and 1995.              3
            Consolidated Statements of Changes in Stockholders' Equity for
              the nine month periods ended September 30, 1996 and 1995.     4
            Consolidated Statements of Cash Flows for the nine
              month periods ended September 30, 1996 and 1995.              5
            Note to Condensed Consolidated Financial Statements             6

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           6-18

PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                19

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

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (AMOUNTS IN MILLIONS)

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                    1996               1995
                                                 -------------     ------------
ASSETS
FINANCING AND LEASING ASSETS
Loans
  Commercial                                      $10,526.2         $10,356.3
  Consumer                                          2,730.3           2,344.0
Lease receivables                                   3,303.7           3,095.2
                                                  ---------         ---------
  Finance receivables                              16,560.2          15,795.5
Reserve for credit losses                            (214.2)           (206.0)
                                                  ---------         ---------
  Net finance receivables                          16,346.0          15,589.5
Operating lease equipment, net                      1,365.0           1,113.0
CASH AND CASH EQUIVALENTS                             117.0             161.5
OTHER ASSETS                                          797.5             556.3
                                                  ---------         ---------

  TOTAL ASSETS                                    $18,625.5         $17,420.3
                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
DEBT
Commercial paper                                  $ 5,913.2         $ 6,105.6
Variable rate senior notes                          3,997.5           3,827.5
Fixed rate senior notes                             4,182.0           3,337.0
Subordinated fixed rate notes                         300.0             300.0
                                                  ---------         ---------
  Total debt                                       14,392.7          13,570.1
Credit balances of factoring clients                1,155.4             980.9
Accrued liabilities and payables                      539.2             485.9
Deferred Federal income taxes                         506.8             469.2
                                                  ---------         ---------
  Total liabilities                                16,594.1          15,506.1

STOCKHOLDERS' EQUITY
Common stock - authorized, issued
 and outstanding - 1,000 shares                       250.0             250.0
Paid-in capital                                       408.3             408.3
Retained earnings                                   1,373.1           1,255.9
                                                  ---------         ---------
  Total stockholders' equity                        2,031.4           1,914.2
                                                  ---------         ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $18,625.5         $17,420.3
                                                  =========         =========

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                          (DOLLAR AMOUNTS IN MILLIONS)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                      ------------------  --------------------
                                        1996     1995       1996        1995
                                        ----     ----       ----        ----
Finance income                         $415.8   $388.8    $1,222.3    $1,133.0
Interest expense                        214.4    210.0       628.2       618.2
                                       ------   ------    --------    --------
  Net finance income                    201.4    178.8       594.1       514.8
Fees and other income                    50.9     47.8       176.8       133.1
                                       ------   ------    --------    --------
  Operating revenue                     252.3    226.6       770.9       647.9
                                       ------   ------    --------    --------
Salaries and general operating
  expenses                               97.9     85.9       291.4       253.0
Provision for credit losses              24.2     24.0        78.6        67.2
Depreciation on operating lease
  equipment                              28.0     21.4        84.3        56.2
                                       ------   ------    --------    --------
  Operating expenses                    150.1    131.3       454.3       376.4
                                       ------   ------    --------    --------
  Income before provision for
    income taxes                        102.2     95.3       316.6       271.5
Provision for income taxes               37.1     36.8       119.3       103.7
                                       ------   ------    --------    --------
  Net income                           $ 65.1   $ 58.5    $  197.3    $  167.8
                                       ======   ======    ========    ========
Ratio of earnings to fixed charges       --       --          1.50        1.43

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (AMOUNTS IN MILLIONS)


                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                           ------------------------
                                             1996            1995
                                             ----            ----
Balance, January 1                         $1,914.2        $1,793.0
Net income                                    197.3           167.8
Dividends paid                                (80.1)          (83.8)
                                           --------        --------

Balance, September 30                      $2,031.4        $1,877.0
                                           ========        ========

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (AMOUNTS IN MILLIONS)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        ----------------------
                                                           1996        1995
                                                           ----        ----
CASH FLOWS FROM OPERATIONS
Net income                                              $   197.3    $   167.8
Adjustments to reconcile net income to net cash
 flows from operations:
 Provision for credit losses                                 78.6         67.2
 Depreciation and amortization                               97.8         62.6
 Provision for deferred Federal income taxes                 37.6         15.0
 Gains on asset and receivable sales                        (55.3)       (25.4)
 Increase in accrued liabilities and payables                34.1        139.1
 Increase in other assets                                   (44.8)       (16.4)
 Other                                                      (17.6)       (16.4)
                                                        ---------    ---------
  Net cash flows provided by operations                     327.7        393.5
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                          (22,601.1)   (22,824.8)
Collections on loans                                     21,645.9     21,207.3
Purchases of assets to be leased                         (1,093.1)      (611.9)
Collections on lease receivables                            593.9        589.2
Net (increase) decrease in short-term factoring
  receivables                                              (127.1)        12.5
Proceeds from asset and receivable sales                    691.3        602.5
Proceeds from sales of assets received in
 satisfaction of loans                                       56.0         20.8
Purchases of finance receivables portfolios                (164.5)       (22.8)
Purchases of investment securities                          (18.1)        (8.9)
Other                                                       (21.4)       (30.2)
                                                        ---------    ---------
  Net cash flows used for investing activities           (1,038.2)    (1,066.3)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable and
 fixed rate notes                                         3,026.4      2,500.0
Repayments of variable and fixed rate notes              (2,011.4)    (1,115.6)
Net decrease in commercial paper                           (192.4)      (428.7)
Proceeds from nonrecourse leveraged lease debt               36.4          3.5
Repayments of nonrecourse leveraged lease debt             (112.9)       (99.5)
Cash dividends paid                                         (80.1)       (83.8)
                                                        ---------    ---------
  Net cash flows provided by financing activities           666.0        775.9
                                                        ---------    ---------
Net (decrease) increase in cash and cash equivalents        (44.5)       103.1
Cash and cash equivalents, beginning of period              161.5          6.6
                                                        ---------    ---------
Cash and cash equivalents, end of period                $   117.0    $   109.7
                                                        =========    =========
Supplemental disclosures
Interest paid                                           $   611.9    $   636.8
Federal and State and local taxes paid                  $    90.0    $    76.2
Noncash transfers of finance receivables to
  other assets                                          $   610.7    $   550.9
Noncash transfers of finance receivables to
  assets received in satisfaction of loans              $    88.3    $    17.7
Noncash transfers of assets received in
  satisfaction of loans to finance receivables          $    10.9    $    40.6

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and application is prospective. Management believes that the adoption of this standard will not have a material effect on the Corporation's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

NET INCOME

Net income for the 1996 third quarter totaled $65.1 million, an increase of $6.6 million (11.3%) from $58.5 million in 1995. For the nine months ended September 30, 1996, net income totaled a record $197.3 million compared to $167.8 million in 1995, an increase of 17.6%. Return on average financing and leasing assets for the quarter and nine months increased to 1.57% and 1.61%, respectively, from 1.50% and 1.47% for the same periods in 1995. The improvements resulted from strong operating revenues including increased portfolio spreads, partially offset by higher operating expenses.

FINANCE INCOME
A comparison of 1996 and 1995 net finance income is set forth below.
--------------------------------------------------------------------------------

                                                  Three Months Ended
                                       -----------------------------------------
                                            September 30,           Increase
                                       ---------------------   -----------------
                                          1996        1995      Amount   Percent
                                       ---------   ---------   --------  -------
                                               (Dollar Amounts in Millions)
Finance income                         $   415.8   $   388.8   $   27.0    6.9%
Interest expense                           214.4       210.0        4.4    2.1%
                                       ---------   ---------   --------   -----
Net finance income                     $   201.4   $   178.8   $   22.6   12.6%
                                       =========   =========   ========   =====
Average financing and leasing
  assets (AEA)                         $16,636.6   $15,555.1   $1,081.5    7.0%
                                       =========   =========   ========   =====

Net finance income as a % of AEA           4.84%       4.60%
                                           =====       =====

                                                    Nine Months Ended
                                       -----------------------------------------
                                            September 30,           Increase
                                       ---------------------   -----------------
                                          1996        1995      Amount   Percent
                                       ---------   ---------   --------  -------
                                               (Dollar Amounts in Millions)
Finance income                         $ 1,222.3   $ 1,133.0   $   89.3    7.9%
Interest expense                           628.2       618.2       10.0    1.6%
                                       ---------   ---------   --------   -----
Net finance income                     $   594.1   $   514.8   $   79.3   15.4%
                                       =========   =========   ========   =====
Average financing and leasing
  assets (AEA)                         $16,311.9   $15,200.0   $1,111.9    7.3%
                                       =========   =========   ========   =====

Net finance income as a % of AEA           4.86%       4.52%
                                           =====       =====

The improvements in net finance income reflect an increase in average financing and leasing assets, a change in portfolio mix toward higher yielding consumer finance receivables, lower borrowing costs and higher fees on account terminations.

A comparative analysis of the weighted average principal outstanding and interest rates on the Corporation's debt for the three and nine month periods ended September 30, 1996 and 1995, before and after giving effect to interest rate swaps, is shown in the following tables.
--------------------------------------------------------------------------------

                                   Three Months Ended September 30, 1996
                            --------------------------------------------------
                                Before Swaps                   After Swaps
                            -------------------            -------------------
                                       (Dollar Amounts in Millions)
Variable rate debt          $ 9,880.3     5.54%            $ 6,656.8     5.42%
Fixed rate debt               4,073.7     6.80%              7,297.2     6.67%
                            ---------                      ---------
Composite interest rate     $13,954.0     5.91%            $13,954.0     6.07%
                            =========                      =========

                                   Three Months Ended September 30, 1995
                            ----------------------------------------------------
                              Before Swaps                       After Swaps
                            ---------------------          ---------------------
                                       (Dollar Amounts in Millions)
Variable rate debt          $ 9,679.9     5.98%            $ 7,157.3     5.97%
Fixed rate debt               3,448.8     7.06%              5,971.4     6.76%
                            ---------                      ---------
Composite interest rate     $13,128.7     6.26%            $13,128.7     6.33%
                            =========                      =========
--------------------------------------------------------------------------------

                                   Nine Months Ended September 30, 1996
                            ----------------------------------------------------
                              Before Swaps                       After Swaps
                            ---------------------          ---------------------
                                       (Dollar Amounts in Millions)
Variable rate debt          $10,025.9     5.48%            $ 6,958.9     5.43%
Fixed rate debt               3,709.9     6.86%              6,776.9     6.69%
                            ---------                      ---------
Composite interest rate     $13,735.8     5.86%             13,735.8     6.05%
                            =========                      =========

                                   Nine Months Ended September 30, 1995
                            ----------------------------------------------------
                              Before Swaps                       After Swaps
                            ---------------------          ---------------------
                                       (Dollar Amounts in Millions)
Variable rate debt          $ 9,719.9     6.09%            $ 7,249.8     6.08%
Fixed rate debt               3,124.3     7.09%              5,594.4     6.76%
                            ---------                      ---------
Composite interest rate     $12,844.2     6.33%            $12,844.2     6.38%
                            =========                      =========
--------------------------------------------------------------------------------

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

FEES AND OTHER INCOME

Fees and other income totaled $50.9 million in the 1996 third quarter compared to $47.8 million in 1995, primarily the result of an increase in factoring commissions and in fees associated with the servicing of third party receivables, including those that have been securitized by the Corporation. For the nine months ended September 30, 1996, fees and other income totaled $176.8 million, an increase of $43.7 million over the comparable 1995 period. The increase for the nine months includes the higher servicing fee income as well as higher gains from the venture capital operation and other asset sales.

SALARIES AND GENERAL OPERATING EXPENSES

The following table sets forth the components of salaries and general operating expenses.
                                                   Three Months Ended
                                       ----------------------------------------
                                         September 30,             Increase
                                       ---------------        -----------------
                                       1996       1995        Amount    Percent
                                       ----       ----        ------    -------
                                              (Dollar Amounts in Millions)
Salaries and employee benefits         $57.8     $49.6         $ 8.2     16.5%
General operating expenses              40.1      36.3           3.8     10.5%
                                       -----     -----         -----     -----
                                       $97.9     $85.9         $12.0     14.0%
                                       =====     =====         =====     =====

Percent to AEA                         2.35%     2.21%
                                       =====     =====
Percent to average managed assets      2.13%     2.08%
                                       =====     =====


                                                   Nine Months Ended
                                       ----------------------------------------
                                         September 30,             Increase
                                       ---------------        -----------------
                                       1996       1995        Amount    Percent
                                       ----       ----        ------    -------
                                              (Dollar Amounts in Millions)
Salaries and employee benefits        $166.9     $145.5        $21.4     14.7%
General operating expenses             124.5      107.5         17.0     15.8%
                                       -----     ------        -----     -----
                                      $291.4     $253.0        $38.4     15.2%
                                       =====     ======        =====     =====

Percent to AEA                         2.38%      2.22%
                                       =====     ======
Percent to average managed assets      2.15%      2.10%
                                       =====     ======

The  increases  in  salaries  and  general  operating   expenses  are  primarily
attributable to developing the Consumer Finance delivery system as well as portfolio growth and the servicing of a higher managed asset portfolio in Sales Financing.

PROVISION AND RESERVE FOR CREDIT LOSSES

The following table compares 1996 and 1995 provision for credit losses.
--------------------------------------------------------------------------------

                                            THREE MONTHS ENDED NINE MONTHS ENDE
                                                SEPTEMBER 30,    SEPTEMBER 30,
                                            ------------------ -----------------
                                                1996     1995    1996     1995
                                                ----     ----    ----     ----
                                                 (Dollar Amounts in Millions)
Net credit losses                             $ 22.3    $21.9    $71.4    $56.6
Provision for finance receivables increase       1.9      2.1      7.2     10.6
                                              ------    ------   -----    -----
Total provision for credit losses             $ 24.2    $ 24.0   $78.6     67.2
                                              ======     =====   =====    =====
Net credit losses as a percent (annualized)
 of average finance receivables                0.54%     0.57%   0.59%    0.50%
                                              ======     =====   =====    =====

Net credit losses were essentially unchanged for the third quarter compared to the prior year period. For the nine months of 1996, the higher level of credit losses compared to the same period of 1995, reflects provisions related to certain nonaccrual loans secured by shipping and cruise line vessels. The reserve for credit losses at September 30, 1996 was $214.2 million (1.29% of finance receivables) compared to $206.0 million (1.30%) at year-end 1995.

DEPRECIATION ON OPERATING LEASE EQUIPMENT

Depreciation on operating lease equipment for the third quarter and nine months of 1996 was $28.0 million and $84.3 million, respectively, up from $21.4 million and $56.2 million for the same periods in 1995, due to growth in the operating lease portfolio.

INCOME TAXES

The effective income tax rates for the 1996 and 1995 third quarters were 36.3% and 38.6%, respectively. The decrease was primarily due to lower state and local income taxes. For the first nine months of 1996, the effective tax rate was 37.7% compared with 38.2% in 1995.

FINANCING AND LEASING ASSETS
Financing and leasing assets (finance receivables plus operating lease equipment) grew $1.0 billion (6.0%) from December 31, 1995 and $741.1 million (4.3%) from June 30, 1996 to $17.9 billion at September 30, 1996. The changes in financing and leasing assets by business unit from December 31, 1995 are presented in the following table.
--------------------------------------------------------------------------------

                                                                          Change
                                        September 30, December 31,  ----------------
                                           1996         1995        Amount   Percent
                                       ------------  -------------  ------   -------
                                                 (Dollar Amounts in Millions)
Finance receivables
  Business Credit                        $ 1,541.5   $ 1,471.0     $   70.5      4.8%
  Capital Equipment Financing              4,272.9     4,548.7       (275.8)    (6.1)
  Credit Finance                             798.7       758.7         40.0      5.3
  Industrial Financing                     5,250.8     4,929.9        320.9      6.5
  Commercial Services                      1,966.0     1,743.3        222.7     12.8
  Consumer Finance                         1,474.2     1,039.0        435.2     41.9
  Sales Financing                          1,256.1     1,304.9        (48.8)    (3.7)
                                         ---------   ---------     --------     ----
    Total finance receivables             16,560.2    15,795.5        764.7      4.8
                                         ---------   ---------     --------      ---

Operating lease equipment
  Capital Equipment Financing                991.6       750.0        241.6     32.2
  Industrial Financing                       373.4       363.0         10.4      2.9
                                         ---------   ---------     --------      ---
    Total operating lease equipment        1,365.0     1,113.0        252.0     22.6
                                         ---------   ---------     --------      ---
    Total financing and leasing assets   $17,925.2   $16,908.5     $1,016.7      6.0%
                                         =========   =========     ========      ===

                                      -11-

A discussion of the changes in finance receivables from December 31, 1995 is presented below.

  o Business Credit - Revolving and term loans, including debtor-in-possession and workout financing, for medium and larger-sized companies secured by accounts receivable, inventory and fixed assets.

     Finance receivables increased $70.5 million (4.8%). Strong new business originations of $529 million were offset by syndications as well as liquidations resulting from a highly competitive financing marketplace.

  o Capital Equipment Financing - Customized secured equipment financing and leasing of major capital equipment for medium and larger-sized companies.

     The decline in finance receivables of $275.8 million (6.1%) reflects new business originations of $671 million, offset by liquidations and the net transfer of $65.8 million of finance receivables to assets received in satisfaction of loans.

  o Credit Finance - Revolving and term loans, including restructurings, for small and medium-sized companies secured by accounts receivable, inventory and fixed assets.

     Finance receivables  increased $40.0 million (5.3%) from December 31, 1995,
     reflecting  new  business   originations   of  $167  million,   reduced  by
     liquidations.

  o  Industrial   Financing  -  Secured  equipment  financing  and  leasing  for medium-sized companies, including dealer and manufacturer financing.

     Finance  receivables  increased by $320.9  million (6.5%) from December 31,
     1995,   reflecting  strong  new  business  originations  of  $2.0  billion, partially offset by liquidations.

  o Commercial Services - Factoring of accounts receivable, including credit protection, bookkeeping and collection activities, and revolving and term loans.

     The increase of $222.7 million (12.8%) in finance receivables during 1996 reflects seasonal trends. Third quarter growth in factoring volume of 9.0% over the prior year period also contributed to the increase in finance receivables.
                                      -12-

  o  Consumer   Finance  -  Loans  secured  by  first  or  second  mortgages  on residential real estate and home equity lines of credit generated through brokers and direct marketing.

     Finance receivables increased $435.2 million (41.9%) from December 31, 1995, reflecting continued emphasis on growth of this portfolio. Strong loan originations during 1996 totaled $772 million.

  o  Sales  Financing  - Retail  secured  financing  of  recreational  vehicles,
     recreational   boats,   and   manufactured   housing  through  dealers  and
     manufacturers.

     Finance receivables decreased $48.8 million (3.7%) from December 31, 1995. New business volume totaled $785 million, principally due to growth in recreational boat and recreational vehicle volume, offset by lower manufactured housing volume. During the first nine months of 1996, $454 million of recreational vehicle finance receivables were securitized. Additionally, at September 30, 1996, $260 million of recreational vehicle and recreational boat volume was classified as assets held for sale for future securitizations. At September 30, 1996, Sales Financing was servicing finance receivables of $1.2 billion owned by securitization trusts and $601 million owned by other institutions, which are not included in the preceding table.

Operating lease equipment grew $252.0 million (22.6%) principally due to increases in the commercial aircraft and rail segments. (See discussion in the "Commercial Airline Industry" section which follows.)

CONCENTRATIONS

Commercial Airline Industry

Commercial airline financing and leasing assets totaled $1.93 billion or 10.8% of total financing and leasing assets at September 30, 1996, compared to the December 31, 1995 balance of $1.91 billion or 11.3%. The portfolio is secured by commercial aircraft and related equipment. Management continues to limit the growth in this portfolio relative to total financing and leasing assets.

The following table presents information about the commercial airline industry portfolio.
--------------------------------------------------------------------------------
                                            September 30,       December 31,
                                                1996                1995
                                            -------------       -----------
Finance Receivables                           (Dollar Amounts in Millions)
  Amount outstanding(a)                       $1,320.6            $1,412.2
  Number of obligors                                54                  51
Operating Leases
  Net carrying value                          $  614.2            $  499.4
  Number of obligors                                30                  24

Total                                         $1,934.8            $1,911.6
Number of obligors(b)                               73                  68
Number of aircraft                                 256                 266

a Includes  accrued rents which were  classified as finance  receivables  in the
  Consolidated Balance Sheets.
b Certain obligors have both finance receivable and
  operating lease transactions.
--------------------------------------------------------------------------------

Kiwi International Airlines ("Kiwi") filed for protection under Chapter 11 of the Bankruptcy Code ("Code") on September 30, 1996 and grounded its fleet in mid-October. Under provisions of the Code, Kiwi has sixty days from the date of filing to cure its payment defaults covering four aircraft under operating lease agreements with the Corporation. The aircraft are included in operating lease equipment at September 30, 1996 in the amount of $31.7 million. The above event will not have a significant effect on the Corporation's consolidated financial position or results of operations.

Highly Leveraged Transactions

Highly leveraged transactions ("HLTs") totaled $405.8 million (2.3% of financing and leasing assets) at September 30, 1996 compared with $412.6 million (2.4%) at December 31, 1995. The Corporation's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flow from operations. Unfunded commitments to lend in secured HLTs were $145.0 million at September 30, 1996 compared with $220.4 million at December 31, 1995.

At September 30, 1996, the HLT portfolio consisted of 30 obligors in 12 industry groups located throughout the United States, with the largest regional concentrations in the Southeast (31.7%) and the Northeast (26.6%). One account with a balance of $17.7 million and $20.1 million was classified as nonaccrual at September 30, 1996 and December 31, 1995, respectively.

PAST DUE AND NONACCRUAL FINANCE RECEIVABLES
AND ASSETS RECEIVED IN SATISFACTION OF LOANS

Finance receivables past due 60 days or more declined to $248.0 million (1.50% of finance receivables) at September 30, 1996 from $263.9 million (1.67%) at December 31, 1995. Past due finance receivables on nonaccrual status decreased to $88.1 million (0.53% of finance receivables) at September 30, 1996 from $139.5 million (0.88%) at December 31, 1995. The decrease primarily reflects transfers of cruise line vessels and oceangoing carriers to assets received in satisfaction of loans. The Corporation is in the process of remarketing the cruise line vessels and repossessing and remarketing the remaining oceangoing carriers.

Assets received in satisfaction of loans increased to $66.9 million at September 30, 1996 from $42.0 million at December 31, 1995, due to the previously mentioned transfers, offset by the sale of an equity interest in a building supply retailer.

Total nonperforming assets, comprised of past due finance receivables on nonaccrual status and assets received in satisfaction of loans decreased to $155.0 million at September 30, 1996 from $181.5 million at year end. As a percentage of finance receivables, total nonperforming assets declined to 0.94% at September 30, 1996 from 1.15% at December 31, 1995.

LIQUIDITY

The Corporation manages liquidity by monitoring the relative maturities of assets and liabilities and by borrowing funds, primarily in the United States money and capital markets. The proceeds of such borrowings are used to fund asset growth (including the bulk purchase of finance receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis. The primary sources of funding are commercial paper issuances, proceeds from the sales of medium-term notes and other debt securities, and securitizations.

During the first nine months of 1996, commercial paper borrowings decreased $192.4 million, and the Corporation issued $1.50 billion of variable rate term debt and $1.53 billion of fixed rate term debt. Repayments of term debt totaled $2.01 billion. At September 30, 1996, $5.4 billion of registered but unissued term debt securities remained available under shelf registration statements.

As part of the Corporation's continuing program of accessing both the public and private asset backed securitization markets as an additional liquidity source, the Corporation securitized through the public market recreational vehicle finance receivables of $454 million in the first nine months of 1996. At
September 30, 1996, $211.8 million of registered but unissued securities relating to the Corporation's asset backed securitization program remained available under shelf registration statements.

At September 30, 1996, commercial paper borrowings were supported by $5.18 billion of committed revolving credit line facilities, representing 88% of operating commercial paper outstanding (commercial paper outstanding less interest-bearing deposits). No borrowings have been made under credit lines supporting commercial paper since 1970.

CAPITALIZATION
The following table presents information regarding the Corporation's capital structure.
--------------------------------------------------------------------------------
                                                September 30,      December 31,
                                                    1996               1995
                                                -------------      ------------
                                                      (Dollars in Millions)
Commercial Paper                                 $ 5,913.2          $ 6,105.6
Term Debt                                          8,479.5            7,464.5
Stockholders' Equity                               2,031.4            1,914.2
                                                 ---------          ---------
Total Capitalization                             $16,424.1          $15,484.3
                                                 =========          =========

Debt-to-equity ratio                             7.08 to 1          7.09 to 1

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
                                                           Nine Months Ended
                                                              September 30,
                                                          -------------------
                                                          1996           1995
                                                          ----           ----
Finance income*                                           9.94%          9.90%
Interest expense*                                         5.08           5.38
                                                          ----           ----
  Net finance income                                      4.86           4.52

Fees and other income                                     1.44           1.17
                                                          ----           ----
  Operating revenue                                       6.30           5.69
                                                          ----           ----
Salaries and general operating expenses                   2.38           2.22

Net credit losses**                                       0.59           0.50
Provision for finance receivables increase                0.06           0.09
                                                          ----           ----
  Provision for credit losses                             0.64           0.59
Depreciation on operating lease equipment                 0.69           0.49
                                                          ----           ----
  Operating expenses                                      3.71           3.30
                                                          ----           ----
Income before provision for income taxes                  2.59           2.39

Provision for income taxes                                0.98           0.92
                                                          ----           ----
  Net income                                              1.61%          1.47%
                                                          ====           ====

Average Financing and Leasing Assets (in millions)   $16,311.9      $15,200.0
                                                     =========      =========
Average Finance Receivables (in millions)            $16,090.3      $15,212.6
                                                     =========      =========

 * Excludes interest income and interest expense relating to short-term interest-bearing deposits.
**  Percentage to average finance receivables.

                           PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

           (b)  Exhibit 27 - Financial Data Schedule

           (c) A Form 8-K report dated July 16, 1996 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended June 30, 1996.

           (d) A Form 8-K report dated October 17, 1996 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended September 30, 1996.

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

DATE:  November 5, 1996