Form 10-K
period 1996-12-31
CIT GROUP HOLDINGS INC /DE/
filed 1997-03-06
CIK 20388

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                               -------------------
                                    Form 10-K
                               -------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from        to

                               -------------------

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

       Registrant's telephone number, including area code: (212) 536-1950
                               -------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
        Title of each class                               which registered
  -------------------------------                 -----------------------------
  8 3/4% Notes Due April 15, 1998 ..............     New York Stock Exchange
  5 7/8% Notes Due October 15, 2008 ............     New York Stock Exchange

                               -------------------
           Securities registered pursuant to Section 12(g)of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

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

     None of the voting stock of the Registrant is held by non-affiliates of the Registrant. 80% of the voting stock of the Registrant is owned by The Dai-Ichi Kangyo Bank, Limited and 20% by CBC Holding (Delaware) Inc., a wholly-owned subsidiary of The Chase Manhattan Corporation.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                   March 1, 1997--Common Stock--1,000 Shares

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

                                      None

================================================================================

                               TABLE OF CONTENTS


 Form 10-K
  Item No.                       Name of Item                               Page
  --------                       ------------                               ----

                                     Part I

Item  1.  Business .........................................................  1
               General .....................................................  1
               Business and Services .......................................  1
               Industry Concentration ......................................  3
               Competition .................................................  3
               Regulation ..................................................  3
Item  2.  Properties ......................................................   4
Item  3.  Legal Proceedings ...............................................   4
Item  4.  Submission of Matters to a Vote of Security Holders .............   4

                                    Part II

Item  5.  Market for Registrant's Common Equity
               and Related Stockholder Matters ............................   5
Item  6.  Selected Financial Data .........................................   6
Item  7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ..............  11
Item  8.  Financial Statements and Supplementary Data .....................  26
Item  9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ........................  49

                                   Part III

Item  10. Directors and Executive Officers of the Registrant ..............  50
Item  11. Executive Compensation ..........................................  52
               Long-Term Incentive Plan ...................................  53
               Defined Benefit Plans ......................................  53
               Employment Agreements ......................................  55
               Termination and Change-in-Control Arrangements .............  56
Item  12. Security Ownership of Certain Beneficial Owners and Management ..  57
Item  13. Certain Relationships and Related Transactions ..................  57

                                    Part IV

Item  14. Exhibits, Financial Statement Schedule and Reports on Form 8-K ..  58

                                     PART I

Item 1.  Business

GENERAL

     The CIT Group Holdings, Inc. (the "Corporation"), a Delaware corporation, is a successor to a company founded in St. Louis, Missouri on February 11, 1908. It has its principal executive offices at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 536-1950. The Corporation, operating directly or through its subsidiaries primarily in the United States, engages in financial services activities through a nationwide distribution network. The Corporation provides financing primarily on a secured basis to commercial borrowers, ranging from middle-market to larger companies, and to consumers. While these secured lending activities reduce the risk of losses from extending credit, the Corporation's results of operations can also be affected by other factors, including general economic conditions, competitive conditions, the level and volatility of interest rates, concentrations of credit risk, and government regulation and supervision. The Corporation does not finance the development or construction of commercial real estate. The Corporation has eight strategic business units which offer commercial and consumer financing, and factoring products and services to clients. The Corporation had 2,950 employees at December 31, 1996, up from 2,750 employees at December 31, 1995.

     The Dai-Ichi Kangyo Bank, Limited ("DKB") owns eighty percent (80%) of the issued and outstanding shares of common stock of the Corporation. DKB purchased a sixty percent (60%) common stock interest in the Corporation from Manufacturers Hanover Corporation ("MHC") at year-end 1989 and acquired an additional twenty percent (20%) common stock interest in the Corporation on December 15, 1995 from CBC Holding (Delaware) Inc. (formerly known as MHC Holdings (Delaware) Inc.) ("CBC Holding"), a wholly owned subsidiary of Chemical Banking Corporation ("CBC"). The Chase Manhattan Corporation ("Chase") acquired CBC Holding as part of the merger between Chase and CBC on March 31, 1996 and continues to own the remaining twenty percent (20%) common stock interest in the Corporation through CBC Holding. DKB has an option which expires on December 15, 2000 to purchase the remaining twenty percent (20%) common stock interest from Chase.

     In accordance with a stockholders' agreement among DKB, Chase, as successor to CBC, and the Corporation, dated as of December 29, 1989, as amended by an Amendment to Stockholders' Agreement, dated December 15, 1995 (the "Stockholders' Agreement"), one nominee of the Board of Directors is designated by Chase. The Stockholders' Agreement also contains restrictions with respect to the transfer of the stock of the Corporation to third parties.

BUSINESS AND SERVICES

Commercial Lending and Leasing

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

Capital Equipment Financing

     The CIT Group/Capital Equipment Financing specializes in customized secured financing and leasing for medium-sized and large corporations in the form of single investor leases, debt and equity portions of leveraged leases, operating leases, direct loans, and sale and leaseback arrangements for major capital equipment and other income producing assets. Such business is developed directly with large companies and through third parties. To strategically target marketing efforts on the aerospace, rail, maritime and energy industries, The CIT Group/Capital Equipment Financing, on January 1, 1997, transferred $1.5 billion of equipment financing and leasing assets, along with certain of its operations and employees, to The CIT Group/Industrial Financing. The CIT Group/Capital Equipment Financing is headquartered in New York City, with a full service office in New York and additional sales coverage in certain key markets.

Credit Finance

     The CIT Group/Credit Finance offers revolving and term loans to small and medium-sized companies secured by accounts receivable, inventories, and fixed assets. Such loans are used by clients for working capital, in refinancings, acquisitions, leveraged buyouts, reorganizations, restructurings, turnarounds and Chapter 11 financing and confirmation plans. Business is developed through direct calling efforts and through other sources developed by new business development officers. The CIT Group/Credit Finance is headquartered in New York City, with sales and customer service offices in New York, Chicago and Los Angeles and loan production offices in five other cities.

Industrial Financing

     The CIT Group/Industrial Financing offers secured equipment financing and leasing products, including direct secured loans, leases, revolving lines of credit, sale and leaseback arrangements, vendor financing and specialized wholesale and retail financing for distributors and manufacturers, portfolio acquisition, business aircraft financing, third party financing and medical equipment financing. As described above, the $1.5 billion portfolio transfer from The CIT Group/Capital Equipment Financing and related realignment of staffing will create a single, nationwide equipment financing franchise. The CIT Group/Industrial Financing is headquartered in Livingston, New Jersey with a network of offices in twenty-two cities, including Tempe, Arizona and Atlanta, Georgia, which also serve as regional and customer service offices.

Commercial Services

     The CIT Group/Commercial Services, one of the largest factors in the United States, offers a full range of domestic and international customized credit protection and lending services. These services include factoring, working capital and term loans, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing and letter of credit programs. The CIT Group/Commercial Services is headquartered in New York City, with full service offices in New York, Los Angeles, Dallas and Charlotte and sales offices in Miami and Hong Kong. Bookkeeping and collection functions are located in a service center in Danville, Virginia.

Consumer Related  Lending

Consumer Finance

     The CIT Group/Consumer Finance offers loans and lines of credit secured primarily by first or second mortgages on residential real estate. The CIT Group/Consumer Finance originates business through various channels including direct marketing to consumers, mortgage brokers and correspondent institutional relationships. This business is headquartered in Livingston, New Jersey with twenty-five offices servicing brokers and consumers in over forty states. Three regional correspondent offices purchase loans from third parties. A national home equity center engages in nationwide direct marketing. Servicing and collection support is provided by The CIT Group/Sales Financing asset service center located in Oklahoma City, Oklahoma and by The CIT Group/Consumer Finance quality control and document center located in Marlton, New Jersey.

Sales Financing

     The CIT Group/Sales Financing, working through dealers, manufacturers and brokers provides retail secured financing on a nationwide basis for the purchase of recreational vehicles, manufactured housing and recreational boats. The CIT Group/Sales Financing also purchases portfolios of these assets from banks, savings and loans, investment banks and others, offers to manufacturers retail and wholesale "private label" financing programs, and provides servicing for portfolios owned by other financial institutions, U.S. government agencies, and securitization trusts. The CIT Group/Sales Financing is headquartered in

Livingston, New Jersey with an asset service center in Oklahoma City, Oklahoma, and covers the United States from six regional business centers located in Atlanta, Boston, Kansas City, Sacramento, Oklahoma City and Seattle.

Other

Equity Investments and Venture Capital

     The CIT Group/Equity Investments and its subsidiary The CIT Group/Venture Capital originate and participate in merger and acquisition transactions, purchasing private equity and equity-related securities, and arranging transaction financing. This unit also invests in emerging growth opportunities in selected industries, including the life sciences, information technology, communications and consumer products. Business is developed through direct solicitation, or through referrals from investment banking firms, financial intermediaries, or the Corporation's other business units. The CIT Group/Venture Capital is a federal licensee under the Small Business Investment Act of 1958. The CIT Group/Equity Investments and The CIT Group/Venture Capital are headquartered in Livingston, New Jersey.

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

     The operations of the Corporation and its subsidiaries are subject, in certain instances, to supervision and regulation by governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, regulating customers' insurance coverages, requiring disclosures to customers, governing secured transactions, and setting collection, repossession, and claims handling procedures and other trade practices. In most states the consumer sales finance and loan business and the consumer mortgage loan and line of credit businesses are subject to licensing or regulation. In some states the industrial finance business is subject to similar licensing or regulation. The consumer mortgage, home equity line of credit, sales finance, and loan businesses, including those conducted by the
Corporation, are also subject to a number of Federal statutes, including the Federal Consumer Credit Protection Act, which requires, among other things, disclosure of the finance charge in terms of an annual percentage rate, as well as the total dollar cost.

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

Item 3.  Legal Proceedings.

     Various claims and actions against the Corporation and its subsidiaries arise from time to time in the normal course of business. A number of these actions, some of which purport to be class actions, are now pending. While no prediction can be made as to the ultimate outcome of any particular action, management believes that meritorious defenses are generally available and the aggregate liability, if any, likely to result therefrom will not materially affect the consolidated financial position, results of operations or liquidity of the Corporation.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The outstanding common stock of the Corporation is owned 80% by DKB and 20% by CBC Holding. There is no public trading market for the Corporation's common stock.

     Commencing with the 1996 second quarter, the Corporation operates under a policy requiring the payment of dividends by the Corporation equal to and not exceeding 30% of net operating earnings on a quarterly basis. Previously, the Corporation's dividend policy required payment of dividends of 50% of net operating earnings on a quarterly basis. Such dividends are paid to DKB and CBC Holding based upon their respective stock ownership in the Corporation.

     On December 24, 1996, with consent of the Corporation's stockholders, the Corporation paid a special dividend in the aggregate amount of $165.0 million to its stockholders. Each stockholder immediately contributed an aggregate amount equal to the special dividend to the Corporation as additional paid-in-capital.

     The Corporation intends to continue to operate under the 30% dividend policy as set forth above. Below are the dividends paid during the past two years:

  Dividends Paid                                           1996          1995
  -------------                                            ----          ----
                                                         Amounts in Millions
Regular Dividends
   First Quarter ..........................         $   37.9          $   26.2
   Second Quarter .........................             22.5              28.6
   Third Quarter ..........................             19.7              29.0
   Fourth Quarter .........................             18.8              20.3
                                                      ------            ------
         Sub-total ........................             98.9             104.1
   Special Dividend .......................            165.0               --
                                                      ------            ------
         Total ............................         $  263.9          $  104.1
                                                      ======            ======

     The fourth quarter dividend is usually paid on the basis of actual operating earnings for October and November and an estimate of operating earnings for December. However, the dividend for the fourth quarter of 1995 was paid on the basis of actual operating earnings for October and November only, in order to make payment prior to the sale by CBC Holding to DKB of a twenty percent (20%) common stock interest in the Corporation. During the first quarter of 1996, the Corporation declared and paid a dividend of $8.9 million based on actual earnings for December 1995.

     Stockholders' equity at December 31, 1996 was $2.1 billion. Under the most restrictive provisions of agreements relating to outstanding debt, the Corporation may not, without the consent of the holders of such debt, permit stockholders' equity to be less than $300.0 million.

Item 6. Selected Financial Data.

     The following table sets forth selected consolidated financial information regarding the Corporation's results of operations. This information should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


                                                               Years Ended December 31,
                                            ------------------------------------------------------------------
                                             1996           1995          1994            1993          1992
                                            -------        -------       -------        -------        -------
                                                                   Dollar Amounts in Millions
Finance income ........................... $1,646.2       $1,529.2      $1,263.8       $1,111.9       $1,091.5
Interest expense .........................    848.3          831.5         614.0          508.0          552.0
                                            -------        -------       -------        -------        -------
 Net finance income ......................    797.9          697.7         649.8          603.9          539.5
Fees and other  income ...................    244.1          184.7         174.4          133.8          113.8
                                            -------        -------       -------        -------        -------
 Operating revenue .......................  1,042.0          882.4         824.2          737.7          653.3
                                            -------        -------       -------        -------        -------
Salaries and employee benefits                223.0          193.4         185.8          152.1          137.9
General operating expenses ...............    170.1          152.3         152.1          130.1          123.7
                                            -------        -------       -------        -------        -------
Salaries and general operating
   expenses ..............................    393.1          345.7         337.9          282.2          261.6
Provision for credit losses ..............    111.4           91.9          96.9          104.9          103.2
Depreciation on operating
   lease equipment .......................    121.7           79.7          64.4           39.8           16.7
                                            -------        -------       -------        -------        -------
Operating expenses .......................    626.2          517.3         499.2          426.9          381.5
                                            -------        -------       -------        -------        -------
Income before provision for income
   taxes and extraordinary item ..........    415.8          365.1         325.0          310.8          271.8
Provision for income taxes ...............    155.7          139.8         123.9          128.5          105.3
                                            -------        -------       -------        -------        -------
Income before extraordinary item .........    260.1          225.3         201.1          182.3          166.5
Extraordinary item - loss on early
   extinguishment of  debt, net of
   income tax benefit ....................      --            --            --             --             (4.2)
                                            -------        -------       -------        -------        -------
Net income ...............................   $260.1      $   225.3     $   201.1      $   182.3      $   162.3
                                            =======        =======       =======        =======        =======
Ratio of earnings to fixed charges .......     1.49           1.44          1.52           1.60           1.49

Statistical Data

     The following table presents the components of net income as a percentage of average financing and leasing assets ("AEA").


                                                               Years Ended December 31,
                                          -------------------------------------------------------------------
                                            1996           1995           1994           1993          1992
                                          --------       --------       -------       --------       --------
                                                              Dollar Amounts in Millions
Finance income (a) .....................       9.90%          9.90%         9.19%          8.93%          9.40%
Interest expense (a) ...................       5.08           5.36          4.42           4.00           4.67
                                          ---------       --------      --------       --------       --------
 Net finance income ....................       4.82           4.54          4.77           4.93           4.73
Fees and other income ..................       1.48           1.20          1.28           1.09           1.00
                                          ---------       --------      --------       --------       --------
 Operating revenue .....................       6.30           5.74          6.05           6.02           5.73
                                          ---------       --------      --------       --------       --------
Salaries and employee benefits .........       1.35           1.26          1.36           1.24           1.21
General operating expenses .............       1.03           0.99          1.12           1.06           1.09
                                          ---------      ---------     ---------      ---------      ---------
Salaries and general operating
expenses ...............................       2.38           2.25          2.48           2.30           2.30
Provision for credit losses ............       0.67           0.60          0.71           0.86           0.90
Depreciation on operating lease
   equipment ...........................       0.74           0.52          0.47           0.32           0.15
                                           --------       --------      --------       --------       --------
Operating expenses .....................       3.79           3.37          3.66           3.48           3.35
                                           --------       --------      --------       --------       --------
Income before provision for income
   taxes and extraordinary item ........       2.51           2.37          2.39           2.54           2.38
Provision for income taxes .............       0.94           0.91          0.91           1.05           0.92
                                           --------       --------      --------       --------       --------
Income before extraordinary item .......       1.57           1.46          1.48           1.49           1.46
Extraordinary item - loss on early
   extinguishment of debt, net of
   income tax benefit ..................        --            --            --              --           (0.04)
                                           --------       --------      --------       --------       --------
Net income .............................       1.57%          1.46%         1.48%          1.49%          1.42%
                                           ========       ========      ========       ========       ========
Average financing and leasing
   assets (b) ..........................  $16,543.1      $15,377.5     $13,630.3      $12,262.9      $11,401.7
Average finance receivables ............  $16,352.2      $15,397.8     $13,819.9      $12,266.1      $11,675.6


----------
(a) Excludes interest income and interest expense relating to short-term interest-bearing deposits.

(b) Average financing and leasing assets is calculated by adding averages of finance receivables, operating lease equipment, and certain investments included in other assets in the Consolidated Balance Sheets and subtracting average credit balances of factoring clients.

     The following table sets forth selected consolidated financial information regarding the Corporation's financial position. This information should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


                                                                    At December 31,
                                         ---------------------------------------------------------------------
                                            1996           1995           1994          1993            1992
                                          ---------      ---------      ---------     ---------      ---------
                                                                Dollar Amounts in Millions
Finance receivables ....................  $16,996.6      $15,795.5     $14,794.4      $12,624.1      $11,771.5
Reserve for credit losses ..............     (220.8)        (206.0)       (192.4)        (169.4)        (158.5)
Net finance receivables ................   16,775.8       15,589.5      14,602.0       12,454.7       11,613.0
Operating lease equipment, net .........    1,402.1        1,113.0         867.9          751.9          462.8
Total  assets ..........................   18,932.5       17,420.3      15,959.7       13,725.0       13,026.1
Capitalization:
   Commercial paper ....................    5,827.0        6,105.6       5,660.2        6,516.1        6,173.5
   Variable rate senior notes ..........    3,717.5        3,827.5       3,812.5        1,686.5        1,477.8
   Fixed rate senior notes .............    4,761.2        3,337.0       2,619.4        2,389.0        2,476.6
   Subordinated fixed rate notes .......      300.0          300.0         300.0          200.0          200.0
   Stockholders' equity ................    2,075.4        1,914.2       1,793.0        1,692.2        1,601.1
Dividends paid-regular .................       98.9          104.1         100.3           91.2           81.0
Dividends paid-special .................      165.0            --            --             --           150.0
Ratio of total debt to stockholders'
   equity ..............................     7.04-1         7.09-1        6.91-1         6.38-1         6.45-1


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


                                              1996          1995           1994          1993           1992
                                             ------         ------        ------         ------         ------
                                                               Dollar Amounts in Millions
Balance, January 1 .....................     $206.0         $192.4        $169.4         $158.5         $155.1
                                             ------         ------        ------         ------         ------
Finance receivables charged-off ........     (122.2)         (96.9)        (95.4)        (105.6)        (110.2)
Recoveries on finance receivables
   previously charged-off ..............       20.7           19.7          11.2           11.2           11.9
                                             ------         ------        ------         ------         ------
      Net credit losses ................     (101.5)         (77.2)        (84.2)         (94.4)         (98.3)
                                             ------         ------        ------         ------         ------
Provision for credit losses ............      111.4           91.9          96.9          104.9          103.2
Portfolio acquisitions (dispositions),
   net .................................        4.9           (1.1)         10.3            0.4           (1.5)
                                             ------         ------        ------         ------         ------
   Net addition to reserve for credit
      losses ...........................      116.3           90.8         107.2          105.3          101.7
                                             ------         ------        ------         ------         ------
Balance, December 31 ...................     $220.8         $206.0        $192.4         $169.4         $158.5
                                             ======         ======        ======         ======         ======
Reserve for credit losses as a percentage of:

   Finance receivables .................       1.30%          1.30%         1.30%          1.34%          1.35%
                                             ======         ======        ======         ======         ======
   Nonaccrual finance receivables ......      184.6%         147.7%        174.6%         121.0%          67.7%
                                             ======         ======        ======         ======         ======


                                                                       December 31,
                                            -------------------------------------------------------------------
                                              1996          1995           1994           1993           1992
                                             ------        ------         -------        ------         ------
                                                               Dollar Amounts in Millions

Nonaccrual finance receivables ............. $119.6         $139.5        $110.2         $139.9         $234.2
Nonaccrual finance receivables as a
   percentage of finance receivables .......   0.70%          0.88%         0.75%          1.11%          1.99%
Assets received in satisfaction of loans ... $ 47.9         $ 42.0        $ 86.5         $ 87.0         $ 93.8
Assets received in satisfaction of loans
 as a percentage of finance receivables ....   0.29%          0.27%         0.58%          0.69%          0.80%

Total nonperforming assets ................. $167.5         $181.5        $196.7         $226.9         $328.0
Total nonperforming assets as a
   percentage of finance receivables .......   0.99%          1.15%         1.33%          1.80%          2.79%

Analysis of Past Due Finance Receivables and Net Credit Losses

     The following table sets forth information as of the dates shown concerning
finance  receivables  (net  of  unearned  finance  income),   past  due  finance
receivables and net credit losses incurred.

     Business units comprising the commercial caption include Business Credit, Capital Equipment Financing, Commercial Services, Credit Finance and Industrial Financing. Business units comprising the consumer caption include Consumer Finance (started de novo in December 1992) and Sales Financing. This information should be read in conjunction with the discussion of "Past Due and Nonaccrual Finance Receivables and Assets Received in Satisfaction of Loans" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                             Balance Past Due                           % to
                                                              60 Days or More                          Average
                                          Finance        ------------------------         Net          Finance
                                        Receivables       Amount          Percent    Credit Losses   Receivables
                                        -----------      --------         -------     -----------    -----------
                                                        Dollar Amounts in Millions
December 31, 1996
Commercial ..........................     $13,757.6         $219.8          1.60%       $  80.4           0.59%
Consumer ............................       3,239.0           72.5          2.24%          21.1           0.75%
                                           --------         ------          ----         ------           ----
                                          $16,996.6         $292.3          1.72%       $ 101.5           0.62%
                                           ========         ======          ====         ======           ====
December 31, 1995
Commercial ..........................     $13,451.5         $228.7          1.70%       $  67.1           0.51%
Consumer ............................       2,344.0           35.2          1.50%          10.1           0.44%
                                           --------         ------          ----         ------           ----
                                          $15,795.5         $263.9          1.67%       $  77.2           0.50%
                                           ========         ======          ====         ======           ====
December 31, 1994
Commercial ..........................     $12,821.2         $166.8          1.30%       $  74.8           0.62%
Consumer ............................       1,973.2           10.1          0.51%           9.4           0.55%
                                           --------         ------          ----         ------           ----
                                          $14,794.4         $176.9          1.20%       $  84.2           0.61%
                                           ========         ======          ====         ======           ====
December 31, 1993
Commercial ..........................     $11,185.2         $199.8          1.79%       $  82.9           0.77%
Consumer ............................       1,438.9           16.3          1.13%          11.5           0.77%
                                           --------         ------          ----         ------           ----
                                          $12,624.1         $216.1          1.71%       $  94.4           0.77%
                                           ========         ======          ====         ======           ====
December 31, 1992
Commercial ..........................     $10,359.7         $318.0          3.07%       $  85.7           0.83%
Consumer ............................       1,411.8           17.8          1.26%          12.6           0.91%
                                           --------         ------          ----         ------           ----
                                          $11,771.5         $335.8          2.85%       $  98.3           0.84%
                                           ========         ======          ====         ======           ====

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

1996 vs. 1995

Highlights

     For the year ended December 31, 1996, net income totaled $260.1 million, an increase of 15.5 percent from the $225.3 million for 1995, and represented the ninth consecutive increase in annual earnings and the sixth consecutive year of record earnings. The 1996 results reflect stronger revenues from increased finance income, higher fees and other income, partially offset by an increase in operating expenses.

     Financing and leasing assets, which include finance receivables and operating lease equipment, totaled a record $18.4 billion, an increase of 8.8 percent over 1995. This increase is the result of growth in the operating lease portfolio as well as strong new business originations across all units, particularly in the areas of consumer and small to medium ticket equipment financing, offset by termination activity and, to a lesser extent, by paydowns. Additionally, the Corporation continued its securitization activity, securitizing $774.9 million of recreational vehicle and recreational marine finance receivables during 1996, compared to recreational vehicle and manufactured housing finance receivables of $723.2 million in 1995.

Net Finance Income

     A comparison of the components of 1996 and 1995 net finance income is set forth below.

                                           Years Ended December 31,         Increase
                                           ------------------------    -----------------
                                              1996          1995        Amount   Percent
                                           ----------    ----------    --------- -------
                                                        Dollar Amounts in Millions
Finance income .........................   $  1,646.2    $  1,529.2    $  117.0    7.7%
Interest expense .......................        848.3         831.5        16.8    2.0
                                           ----------    ----------    --------   ----
Net finance income .....................   $    797.9    $    697.7    $  100.2   14.4%
                                           ==========    ==========    ========   ====
Average financing & leasing assets (AEA)   $ 16,543.1    $ 15,377.5    $1,165.6    7.6%
                                           ==========    ==========    ========   ====
Net finance income as a % of AEA .......         4.82%         4.54%
                                           ==========    ==========

     Finance income totaled $1,646.2 million in 1996, up $117.0 million or 7.7% over 1995. As a percentage of AEA, finance income was 9.90% for both periods. Interest expense totaled $848.3 million in 1996, up $16.8 million or 2.0% over 1995. As a percentage of AEA, 1996 interest expense decreased to 5.08% from 5.36% in 1995.

     Net finance income increased $100.2 million or 14.4% in 1996, surpassing the growth in AEA as a result of both lower borrowing costs and higher yield related fees on account terminations.

Fees and Other Income

     Fees and other income improved $59.4 million to $244.1 million during 1996 due to higher gains from equipment sales and venture capital investment transactions, increased servicing fees associated with the Corporation's managed third party portfolio and higher factoring commissions.

Provision and Reserve for Credit Losses

     Net credit losses were $101.5 million in 1996 compared to $77.2 million in 1995, primarily reflecting provisions related to certain nonaccrual loans secured by oceangoing carriers and cruise line vessels as well as seasoning of the consumer portfolio. As a percentage of average finance receivables, net credit losses were 0.62% in 1996 compared to 0.50% in 1995. Information concerning the provision and reserve for credit losses is summarized in the following table.

                                               Years ended December 31,
                                              -------------------------
                                                 1996          1995
                                                -------       -------
                                              Dollar Amounts in Millions

Net credit losses ........................      $ 101.5       $  77.2
                                                =======       =======
Provision for credit losses ..............      $ 111.4       $  91.9
                                                =======       =======
Net credit losses as a percentage of
  average finance receivables ............         0.62%         0.50%
                                                =======       =======
Reserve for credit losses ................      $ 220.8       $ 206.0
                                                =======       =======
Reserve for credit losses as a
  percentage of finance receivables ......         1.30%         1.30%
                                                =======       =======

     The reserve for credit losses is periodically reviewed for adequacy based on the nature and characteristics of the obligors, economic conditions and trends, charge-off experience, delinquencies and value of underlying collateral and guarantees (including recourse to dealers and manufacturers). It is management's judgment that the reserve for credit losses is adequate to provide for potential credit losses. Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the obligor's financial condition and the value of underlying collateral and guarantees. Because the reserve for credit losses is intended to provide for future events, which by their nature are uncertain, changes in economic conditions or other discrete events adversely affecting specific obligors or industries may necessitate additions to the reserve for credit losses.

Salaries and General Operating Expenses

     Salaries and general operating expenses increased $47.4 million or 13.7 percent to $393.1 million in 1996 from $345.7 million in 1995. Salaries and employee benefits rose $29.6 million (15.3%) while general operating expenses rose $17.8 million (11.7%). Personnel increased to 2,950 at December 31, 1996 from 2,750 at December 31, 1995.

     Management monitors productivity via the relationship of salaries and general operating expenses to both AEA and average serviced assets ("ASA"). ASA is comprised of earning assets, off-balance sheet securitized finance receivables and other receivables serviced for third parties. Changes in the relationship of salaries and employee benefits and general operating expenses to AEA and ASA are set forth below:


                                                Years Ended December 31,
                                               Dollar Amounts in Millions
                                  ----------------------------------------------------
                                             1996                       1995
                                  Amount    % AEA   % ASA     Amount   % AEA    % ASA
                                  ------    ----     ----     ------    ----     ----
Salaries and employee benefits    $223.0    1.35%    1.22%    $193.4    1.26%    1.19%
General operating expenses ...     170.1    1.03     0.93      152.3    0.99     0.94
                                  ------    ----     ----     ------    ----     ----
    Total ....................    $393.1    2.38%    2.15%    $345.7    2.25%    2.13%
                                  ======    ====     ====     ======    ====     ====


     The increase in expenses from 1995 to 1996 is primarily due to strong new business originations and 12.6% growth in average serviced assets, as well as the Corporation's continued investment in its consumer related infrastructure.

     The Corporation manages expenditures using a comprehensive budgetary process. Expenses are monitored closely by business unit management and are reviewed monthly with senior management of the Corporation. To ensure overall project cost control, an approval and review procedure is in place for all major capital expenditures, such as purchases of computer equipment, including a post-implementation analysis.

Depreciation on Operating Lease Equipment

     Depreciation on operating lease equipment for 1996 was $121.7 million, up from $79.7 million for 1995 due to growth in the operating lease portfolio.

Income Taxes

     The provision for Federal and state and local income taxes totaled $155.7 million in 1996 compared with $139.8 million in 1995. The effective income tax rate for 1996 declined to 37.4% compared to 38.3% in 1995 as a result of state and local tax planning strategies.

Financing and Leasing Assets

     Financing  and  leasing  assets  (comprised  of  finance   receivables  and
operating lease equipment) rose $1.5 billion (8.8%) to $18.4 billion in 1996 as presented by business unit in the following table.

                                                    December 31          Increase (Decrease)
                                                ---------------------    -------------------
                                                  1996         1995       Amount     Percent
                                                --------     --------    ---------   -------
                                                            Dollar Amounts in Millions
Finance Receivables
  Business Credit ........................    $  1,235.6   $  1,471.0   $  (235.4)   (16.0)%
  Capital Equipment Financing ............       4,302.7      4,548.7      (246.0)    (5.4)
  Commercial Services ....................       1,804.7      1,743.3        61.4      3.5
  Credit Finance .........................         797.8        758.7        39.1      5.2
  Industrial Financing ...................       5,616.8      4,929.9       686.9     13.9
  Consumer Finance .......................       2,005.5      1,039.0       966.5     93.0
  Sales Financing ........................       1,233.5      1,304.9       (71.4)    (5.5)
                                               ---------    ---------    --------     ----
      Total Finance Receivables ..........      16,996.6     15,795.5     1,201.1      7.6
                                               ---------    ---------    --------     ----

Operating Lease Equipment, net
  Capital Equipment Financing ............         975.5        750.0       225.5     30.1
  Industrial Financing ...................         426.6        363.0        63.6     17.5
                                               ---------    ---------    --------     ----
      Total Operating Lease Equipment, net       1,402.1      1,113.0       289.1     26.0
                                               ---------    ---------    --------     ----
      Total Financing and Leasing Assets .    $ 18,398.7   $ 16,908.5   $ 1,490.2      8.8%
                                               =========    =========    ========     ====

      The changes in the preceding table are discussed below.

     o Business Credit--Receivables declined to $1.2 billion at December 31, 1996. Record new business originations were offset by high customer terminations and paydowns as customers' access to alternative financing sources (capital markets and banks) increased.

     o Capital Equipment Financing--Growth in new business originations was offset by liquidations and a net transfer of $57.5 million of finance receivables to assets received in satisfaction of loans. Growth in operating lease equipment occurred primarily in commercial aircraft and railroad equipment.

     o Commercial Services--Finance receivables increased 3.5% to $1.8 billion at December 31, 1996 as a result of increased factoring volume.

     o Credit Finance--Strong new business originations partially offset by liquidations due to a highly competitive marketplace resulted in the 5.2% rise in finance receivables to $797.8 million at December 31, 1996.

     o Industrial Financing--Another record year of new business originations resulted in finance receivable growth of 13.9%. Operating lease equipment grew $63.6 million with increases in various collateral types including business aircraft and manufacturing equipment.

     o Consumer Finance--Record new business originations, including real estate secured finance receivable portfolio purchases of $468.7 million, led to this unit's 93.0% increase in finance receivables.

     o Sales Financing--New business originations were offset by recreational vehicle and recreational marine finance receivable securitizations of $774.9 million (of which $112.0 million was classified as assets held for sale at December 31, 1995) and the classification of an additional $116.3 million of recreational vehicle and recreational marine finance receivables to assets held for sale at December 31, 1996.

Financing and Leasing Assets Composition

     Financing and leasing assets are composed of loans and direct financing and leveraged leases with commercial and consumer customers located principally in the United States and operating lease equipment, largely commercial aircraft (44.5% of the operating lease portfolio), placed with lessees both domestically and internationally.

Transaction Type

     Financing and leasing assets by transaction type are set forth in the following table.

                                      1996       Percent              1995       Percent
                                    --------     --------           -------      -------
                                                   Dollar Amounts in Millions
Commercial ...................    $ 13,757.6          74.8%       $ 13,451.5       79.5%
Consumer .....................       3,239.0          17.6           2,344.0       13.9
Operating lease equipment, net       1,402.1           7.6           1,113.0        6.6
                                  ----------         -----        ----------      -----
                                  $ 18,398.7         100.0%       $ 16,908.5      100.0%
                                  ==========         =====        ==========      =====

     Business units comprising the commercial caption include Business Credit, Capital Equipment Financing, Commercial Services, Credit Finance and Industrial Financing. Business units comprising the consumer caption include Consumer Finance and Sales Financing.

Geographic Composition

     The following table presents financing and leasing assets by customer location.

                                               At December 31, 1996   At December 31, 1995
                                              ---------------------   --------------------
                                               Amount     Percent      Amount     Percent
                                              --------   ---------    -------     --------
                                                        Dollar Amounts in Millions
United States
   West .................................    $ 4,539.7     24.7%     $ 3,959.9      23.4%
   Northeast ............................      4,250.9     23.1        4,094.2      24.2
   Midwest ..............................      3,703.1     20.1        3,209.1      19.0
   Southeast ............................      2,780.6     15.1        2,631.7      15.6
   Southwest ............................      2,015.3     11.0        1,929.8      11.4
Foreign (principally commercial aircraft)      1,109.1      6.0        1,083.8       6.4
                                             ---------    -----      ---------     -----
     Total ..............................    $18,398.7    100.0%     $16,908.5     100.0%
                                             =========    =====      =========     =====

Industry Composition

     The following table presents financing and leasing assets by major industry class.

                                                          At December 31, 1996             At December 31, 1995
                                                        -----------------------          -----------------------
                                                          Amount       Percent             Amount       Percent
                                                        ----------    ---------          -----------   --------
                                                                        Dollar Amounts in Millions
Manufacturing(a) (none greater than 3.9%) ............   $ 4,425.7       24.1%            $ 4,328.6      25.6%
Home mortgage ........................................     2,005.5       10.9               1,039.0       6.1
Commercial airlines(b) ...............................     1,910.0       10.4               1,911.6      11.3
Construction (c) .....................................     1,683.1        9.1               1,463.9       8.7
Retail ...............................................     1,651.1        9.0               1,519.3       9.0
Transportation(d) ....................................     1,184.5        6.4               1,043.1       6.1
Manufactured housing(e) ..............................       837.4        4.6                 618.6       3.7
Other (none greater than 3.4%)(f) ....................     4,701.4       25.5               4,984.4      29.5
                                                          --------       ----              --------     ----
   Total .............................................   $18,398.7      100.0%            $16,908.5     100.0%
                                                          ========       ====              ========     ====

----------
(a) Includes manufacturers of industrial machinery, steel and metal products, textiles and apparel, printing and paper products and other industries.

(b) Refer to the Commercial Airlines section of "Financing and Leasing Assets Concentrations" for a discussion of the commercial airlines portfolio.

(c) Primarily relates to equipment. Does not include real estate development and acquisition.

(d) Transportation includes rail, bus, over-the-road trucking, and business aircraft industries.

(e) Excludes securitized finance receivables of $412.2 million and $470.8 million at December 31, 1996 and 1995, respectively.

(f) Excludes securitized recreational vehicle finance receivables of $746.8 million and $445.7 million at December 31, 1996 and 1995, respectively, and recreational marine finance receivables of $278.4 million at December 31, 1996.


Financing and Leasing Assets Concentrations

Commercial Airlines

     Commercial airline finance receivables of $1.3 billion and operating lease equipment of $624.0 million totaled $1.9 billion (10.4% of total financing and leasing assets) at December 31, 1996 compared with $1.9 billion (11.3%) in 1995. The portfolio is secured by commercial aircraft and related equipment. Management continues to limit the growth in this portfolio relative to total financing and leasing assets. The following table presents information about the commercial airline industry portfolio.

                                                          At December 31,
                                                  ---------------------------
                                                    1996                1995
                                                  --------            -------
                                                   Dollar Amounts in Millions
      Finance receivables
         Amount outstanding(a) ...............    $1,286.0           $1,412.2
         Number of obligors ..................          54                 51
      Operating lease equipment
         Net carrying value ..................    $  624.0           $  499.4
         Number of obligors ..................          32                 24
         Total ...............................    $1,910.0           $1,911.6
      Number of obligors(b) ..................          72                 68
      Number of aircraft(c) ..................         239                256

----------
(a) Includes accrued rents on operating leases which are classified as finance receivables in the Consolidated Balance Sheets.

(b)  Certain   obligors  have  both  finance   receivable  and  operating  lease
     transactions.

(c) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules which phase out the use of Stage II aircraft in the United States through the year 2000. The International Civil Aviation Organization has issued similar requirements for Europe. At year-end 1996, the portfolio consisted of Stage III aircraft of $1,733.2 million (90.7%) and Stage II aircraft of $149.1 million (7.8%) versus Stage III aircraft of $1,664.3 million (87.1%) and Stage II aircraft of $207.7 million (10.9%) at year-end 1995.

     Kiwi International Airlines ("Kiwi") filed for protection under Chapter 11 of the Bankruptcy Code on September 30, 1996 and grounded its fleet in mid-October. Kiwi is under operating lease agreements for four aircraft with the Corporation. The aircraft are included in operating lease equipment at December 31, 1996 in the amount of $30.9 million. During January 1997, Kiwi resumed certain of its operations but did not emerge from Chapter 11. The above event will not have a significant effect on the Corporation's consolidated financial position, results of operations, or liquidity.

Foreign Outstandings

     Financing and leasing assets to foreign obligors, primarily to the commercial airline industry, are all U.S. dollar denominated and totaled $1.11 billion at December 31, 1996. The largest exposures at December 31, 1996 were to obligors in Mexico, $141.5 million (0.77% of financing and leasing assets), France, $130.4 million (0.71%), and the United Kingdom, $126.9 million (0.69%). The remaining foreign exposure is geographically disbursed with no individual country representing more than 0.51% of financing and leasing assets.

     At December 31, 1995, financing and leasing assets to foreign obligors totaled $1.08 billion. Outstandings totaled $145.5 million (0.86%) to obligors in the United Kingdom, France, $122.0 million (0.72%), Mexico, $115.8 million (0.68%) and Australia, $97.0 million (0.57%). No other countries had obligors with aggregate outstandings exceeding 0.51% of financing and leasing assets.

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

     A transaction originally reported as an HLT can be removed from this classification ("delisted") if the leveraged company has demonstrated the ability to operate successfully as a highly leveraged entity for at least two years after the original financing and meets one of the following criteria:

      o The original financing has been repaid using cash flow from operations, planned asset sales, or a capital infusion, or
      o The debt has been serviced without undue reliance on unplanned asset sales, and certain leverage ratios (related to the original criteria under which the financing qualified as an HLT) have been maintained.
      The Corporation originates and participates in HLTs, which totaled $321.4 million (1.75% of financing and leasing assets) at December 31, 1996, down from $412.6 million (2.44%) at December 31, 1995. The decline in HLT outstandings during 1996 was primarily due to payoff of accounts as well as the removal of two companies that met the delisting criteria described above, partially offset by new HLT fundings. The Corporation's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flows from operations. Unfunded commitments to lend in secured HLT situations were $144.1 million at December 31, 1996 compared with $220.4 million at year-end 1995.

     At December 31, 1996, the HLT portfolio consisted of 27 obligors in 3 different industry groups, with 29.52% of the outstandings located in the Northeast region of the United States and 23.77% in the Southeast. One account totaling $16.0 million and $20.1 million was classified as nonaccrual at December 31, 1996 and 1995, respectively.


Past Due and Nonaccrual Finance Receivables and Assets Received in Satisfaction of Loans

     Finance receivables past due 60 days or more increased to $292.3 million (1.72% of finance receivables) at December 31, 1996, from $263.9 million (1.67%) at December 31, 1995. The increase in delinquencies is primarily attributable to a shift in portfolio mix toward more seasoned consumer finance receivables.

     Finance receivables on nonaccrual status declined to $119.6 million (0.70% of finance receivables) at December 31, 1996, from $139.5 million (0.88%) at December 31, 1995, primarily due to the transfer of oceangoing carriers and cruise line vessels to assets received in satisfaction of loans.

     Assets received in satisfaction of loans increased to $47.9 million at December 31, 1996 from $42.0 million at December 31, 1995. The increase was primarily due to the previously mentioned transfers, offset by the sale of an equity interest in a building supply retailer. The Corporation has remarketed a majority of the oceangoing carriers and is in the process of remarketing the remaining carriers and cruise line vessels.

     The following table summarizes by type assets received in satisfaction of loans.

                                                          At December 31,
                                                    -------------------------
                                                     1996               1995
                                                    -------           -------
                                                        Amounts in Millions

Transportation(a) ...............................    $ 33.6          $    8.9
Property, equipment and other ...................      14.3               9.0
Retail merchandise, property and
  accounts receivable(b) ........................      --                24.1
                                                     ------            ------
  Total .........................................    $ 47.9            $ 42.0
                                                     ======            ======

----------
(a) Transportation includes oceangoing carriers and cruise line vessels in 1996 and oceangoing carriers in 1995.

(b) Retail merchandise, property and accounts receivable included an equity interest in a building supply retailer.

     Total nonperforming assets, comprised of finance receivables on nonaccrual status and assets received in satisfaction of loans, declined to $167.5 million at December 31, 1996 from $181.5 million at year end 1995. As a percentage of finance receivables, total nonperforming assets were 0.99% at December 31, 1996, down from 1.15% at December 31, 1995.

Credit Risk Management

     Financing and leasing assets are evaluated for credit and collateral risk both during the credit granting process and periodically after the advancement of funds. Each business unit is responsible for developing and implementing a formal credit management process in accordance with formal uniform guidelines established by the Executive Credit Committee of the Corporation (ECC). These ECC guidelines set forth risk acceptance criteria for: (1) selected target markets and products; (2) the creditworthiness of borrowers, including credit history, financial condition, adequacy of cash flow and quality of management; and (3) the type and value of underlying collateral and guarantees (including recourse to dealers and manufacturers). As economic and market conditions change, credit risk management practices are reviewed and modified, if necessary, to minimize the risk of credit loss.

     Commercial financing and leasing assets are periodically evaluated based upon credit criteria developed under the Corporation's uniform credit grading system. Concentrations are monitored and limits are changed by management as conditions warrant to minimize the risk of credit loss. Periodically, the status of loans greater than $500,000 to obligors with higher (riskier) credit grades is individually reviewed with the Asset Quality Review Committee, comprised of members of senior management including the Vice Chairman, Executive Vice President-Credit Administration and Chief Financial Officer.

     For consumer loans, management has developed and implemented automated credit scoring models for each loan type (e.g., recreational vehicles, manufactured housing, home mortgage and recreational boats) that include both customer demographics and credit bureau characteristics. The Corporation's credit criteria include reliance on scores combined with judgment. The credit scoring models are reviewed for effectiveness monthly utilizing statistical tools. Consumer loans are periodically evaluated using past due, vintage curve and other statistical tools to analyze trends and credit performance by loan type, including analysis of specific credit characteristics and other selected subsets of the portfolios.

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

Asset/Liability Management

     Management strives to manage interest rate and liquidity risk and optimize net finance income under formal policies established and monitored by the Capital Committee, which is comprised of members of senior management, including the Chief Executive Officer, the Vice Chairman, the Chief Financial Officer and senior representatives of DKB and Chase. Three members of the Capital Committee are also members of the Corporation's Board of Directors. The Capital Committee establishes and regularly reviews interest rate sensitivity, funding needs, liquidity, and asset-pricing to determine short-term and long-term funding strategies, including the use of off-balance sheet derivative financial instruments. The Corporation does not enter into derivative financial instruments for trading or speculative purposes.

     Derivative positions, all of which are entered into as hedges, are managed in such a way that the exposure to interest rate, credit or foreign exchange risk is in accordance with the overall operating goals established by the Capital Committee. There is an approved, diversified list of creditworthy counterparties used for derivative financial instruments each of whom has specific credit exposure limits, which are based on market value. The Executive Credit Committee approves each counterparty and its related market value and credit exposure limit annually or more frequently if any changes are recommended. Market values are calculated periodically for each swap contract, summarized by counterparty and reported to the Capital Committee. For additional information regarding the Corporation's derivative portfolio, refer to "Note 7-Derivative Financial Instruments" in Item 8. Financial Statements and Supplementary Data.

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

     The Capital Committee actively manages interest rate risk by changing the proportion of fixed and floating rate debt and by utilizing primarily interest rate swaps and, to a lesser extent, other derivative instruments to modify the repricing characteristics of existing interest-bearing liabilities. Issuing new debt or hedging the interest rate on existing debt through the use of interest rate swaps and other derivative instruments are tools in managing interest rate risk. The decision to use one or the other or a combination of both is driven by the relationship between the relative interest rate costs and effectiveness of the alternatives, and liquidity needs of the Corporation. For example, a fixed rate, fixed term loan transaction may initially be funded by commercial paper, resulting in interest rate risk. To reduce this risk, the Corporation may enter into a hedge that has an inverse correlation to the interest rate sensitivity created, whereby the Corporation would pay a fixed interest rate and receive a commercial paper interest rate. Basis risk is similarly managed through the issuance of new debt or the utilization of interest rate swaps or other derivative instruments.

     The Corporation's degree of interest rate sensitivity is continuously monitored and simulated through computer modeling by measuring the repricing characteristics of interest-sensitive assets, liabilities, and off-balance sheet derivatives. These characteristics include the dollar amounts, maturities, estimated prepayments, interest rates, and reference rate or other market based indices which are updated and reviewed periodically. The model is used to project net interest income assuming stable interest rates as well as various other hypothetical interest rate scenarios and the results are reviewed monthly by the Capital Committee. Utilizing the Corporation's computer modeling, if no new fixed rate loans or leases were extended and no actions to alter the existing interest rate sensitivity were taken subsequent to December 31, 1996, an immediate hypothetical 1% parallel rise in the yield curve on January 1, 1997 would reduce net income by an estimated $2.9 million after-tax over the next twelve months. Although management believes that this measure provides a meaningful estimate of the Corporation's interest rate sensitivity, it does not reflect changes in the credit quality, size and composition of the balance sheet and other business developments that could affect net income. Further, it does not necessarily represent management's current view of future market interest rate movements.

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

     Interest rate swaps with notional principal amounts of $5.26 billion at December 31, 1996 and $5.27 billion at December 31, 1995 were designated as hedges against outstanding debt and were principally used to effectively convert the interest rate on variable rate debt to a fixed rate, which sets the Corporation's fixed rate term debt borrowing cost over the life of the swap and reduces the Corporation's exposure to rising interest rates but reduces the Corporation's benefits from lower interest rates.

     Interest rate swaps are further discussed in Note 7-Derivative Financial Instruments in Item 8. Financial Statements and Supplementary Data.

     A comparative analysis of the weighted average principal outstanding and interest rates paid on the Corporation's debt before and after the effect of interest rate swaps is shown in the following table.

                                                          Years Ended December 31,
                              ---------------------------------------------------------------------------------
                                                1996                                      1995
                              ---------------------------------------  ----------------------------------------
                                    Before                After              Before                After
                              -------------------  ------------------  ------------------   -------------------
                                                         Dollar Amounts in Millions
Commercial paper and
 variable rate senior
  notes ....................  $ 9,952.2    5.48%   $ 6,774.3    5.42%  $ 9,785.4     6.03%  $ 7,226.0     6.02%
Fixed rate senior and
 subordinated notes ........    3,917.0    6.83%     7,094.9    6.68%    3,194.5     7.09%    5,753.9     6.78%
                              ---------            ---------           ---------            ---------

Composite ..................  $13,869.2    5.86%   $13,869.2    6.06%  $12,979.9     6.29%  $12,979.9     6.36%
                              =========            =========           =========            =========

     The increases in the composite interest rates after the effect of hedging activity reflects the greater proportion of debt effectively paying fixed interest rates. The weighted average interest rates before the effect of hedging activity do not reflect the interest expense that would have been incurred had the Corporation chosen to manage interest rate risk without the use of derivatives.

Liquidity Risk

     The Capital Committee manages liquidity risk by monitoring the relative maturities of assets and liabilities and by borrowing funds, primarily in the United States money and capital markets. Such cash is used to fund asset growth (including the bulk purchase of receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis. The primary sources of funding are commercial paper borrowings, proceeds from the sales of medium-term notes and other debt securities, and securitizations.

Liquidity

     Commercial paper outstanding decreased $278.6 million to $5.8 billion at December 31, 1996 and represented 39.9% of total debt outstanding (45.0% at December 31, 1995), while fixed rate senior and subordinated notes increased to $5.1 billion at December 31, 1996 or 34.7% of total debt (26.8% at December 31,
1995), an increase of $1.4 billion from December 31, 1995. Variable rate term debt totaled $3.7 billion or 25.4% of total debt outstanding at December 31, 1996 (28.2% at December 31, 1995). These changes primarily reflect the funding of the increased level of financing and leasing assets with fixed rate debt.

     Commercial paper borrowings are supported by a variety of bank credit facilities. At December 31, 1996, credit lines with 60 banks totaled $5.18 billion and support the current commercial paper position as well as growth in the foreseeable future. Credit line coverage increased to 90.2% of operating commercial paper outstanding (commercial paper outstanding less interest-bearing deposits) at year-end 1996, as compared to 77.7% at December 31, 1995 due to higher bank credit facilities and a decreased level of commercial paper outstanding. No borrowings have been made under credit lines supporting commercial paper since 1970.

     As part of the Corporation's continuing program of accessing the public and private asset backed securitization markets as an additional liquidity source, the Corporation securitized recreational vehicle and recreational marine finance receivables of $774.9 million, an increase of $51.7 million over $723.2 million of recreational vehicle and manufactured housing finance receivables in 1995. At December 31, 1996, $211.8 million of registered but unissued securities relating to the Corporation's asset backed securitization program remained available under shelf registration statements.

Capitalization

     The following table presents information regarding the Corporation's capital structure.

                                                           At December 31,
                                                    ---------------------------
                                                      1996               1995
                                                    ---------         ---------
                                                     Dollar Amounts in Millions
  Commercial paper ..............................   $ 5,827.0         $ 6,105.6
  Variable rate senior notes ....................     3,717.5           3,827.5
  Fixed rate senior and subordinated notes ......     5,061.2           3,637.0
                                                     --------          --------
  Total debt ....................................    14,605.7          13,570.1
  Stockholders' equity ..........................     2,075.4           1,914.2
                                                     --------          --------
  Total capitalization ..........................   $16,681.1         $15,484.3
                                                     ========          ========

  Debt-to-equity ratio ..........................   7.04 to 1         7.09 to 1
                                                     ========          ========

     Through March 31, 1996, the Corporation operated under a dividend policy requiring the payment of dividends by the Corporation equal to and not exceeding 50% of net operating earnings on a quarterly basis. Commencing with the 1996 second quarter dividend, the dividend policy of the Corporation was changed to require the payment of dividends by the Corporation of 30% of net operating earnings on a quarterly basis. During 1996, regular cash dividends of $98.9 million were paid, including $8.9 million relating to December 1995 earnings.

     On December 24, 1996, with the consent of the Corporation's stockholders, the Corporation paid a special dividend in the aggregate amount of $165.0 million to its stockholders. DKB and CBC Holding immediately contributed $165.0 million to the paid-in-capital of the Corporation in proportion to their respective 80% and 20% ownership interests. Notwithstanding the special dividend and subsequent capital contribution, the Corporation intends to continue to follow the 30% dividend policy described above.

     During the year, $2.3 billion of variable rate notes and $2.5 billion of fixed rate notes were issued with individual terms ranging from one to ten years. Repayments of debt during 1996 totaled $3.5 billion. At December 31, 1996, $3.5 billion of registered but unissued debt securities remained available under shelf registration statements.

     The Corporation's commercial paper, publicly issued variable rate and fixed rate senior debt, and senior subordinated long-term notes and debentures are rated by Moody's Investors Service, Duff & Phelps Credit Rating Company and Standard & Poor's Corporation.

     In February 1997, CIT Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Corporation, issued $250.0 million of 7.70% Preferred Capital Securities in a private offering. The Trust subsequently invested the offering proceeds in Junior Subordinated Debentures of the Corporation, having identical rates and payment dates. Preferred Capital Securities are further discussed in
Note 21--Subsequent Event--Preferred Capital Securities in Item 8. Financial Statements and Supplementary Data.

Recently Issued Accounting Pronouncements

     The Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") as amended by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (collectively referred to hereafter as "SFAS 125") on January 1, 1997. SFAS 125 uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers, addresses the accounting for servicing rights on financial assets in addition to mortgage loans and extends the disaggregated lower of cost or market approach for measuring servicing rights (including excess servicing) on all financial assets. Securitizations of finance receivables are accounted for as sales when legal and effective control over the related receivables is surrendered. Servicing assets or liabilities are recognized when the servicing rights are retained by the seller. The Corporation believes that the 1997 adoption of SFAS 125 will not have a significant impact on the Corporation's financial position, results of operations, or liquidity.

1995 vs. 1994

Highlights

     For the year ended December 31, 1995 net income totaled $225.3 million, an increase of 12.0 percent from the $201.1 million for 1994, and represented the eighth consecutive increase in annual earnings and the fifth consecutive year of record earnings. The current results reflect finance income from a higher level of financing and leasing assets, improved other income, and lower net credit losses, offset by an increase in borrowing costs.

     Financing and leasing assets, which include finance receivables and operating lease equipment, totaled a record $16.91 billion, an increase of 8.0 percent over 1994. Manufactured housing and recreational vehicle receivables of $723.2 million were securitized during 1995 compared to $198.7 million in 1994.

Net Finance Income

     A comparison of the components of 1995 and 1994 net finance income is set forth below.

                                                      Years Ended December 31,                  Increase
                                                   ------------------------------        ----------------------
                                                      1995                1994            Amount        Percent
                                                   ----------          ----------        ---------      -------
                                                                     Dollar Amounts in Millions
Finance income ................................    $ 1,529.2            $ 1,263.8         $  265.4       21.0%
Interest expense ..............................        831.5                614.0            217.5       35.4
                                                    --------             --------          -------       ----
Net finance income ............................    $   697.7            $   649.8         $   47.9        7.4%
                                                    ========             ========          =======       ====
Average financing & leasing assets (AEA) ......    $15,377.5            $13,630.3         $1,747.2       12.8%
                                                    ========             ========          =======       ====
Net finance income as a percent of AEA                  4.54%                4.77%
                                                    ========             ========

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

                                                       Years ended December 31,
                                                      -------------------------
                                                         1995            1994
                                                       --------        --------
                                                     Dollar Amounts in Millions

Net credit losses ..................................     $ 77.2         $ 84.2
                                                         ======         ======
Total provision for credit losses ..................     $ 91.9         $ 96.9
                                                         ======         ======
Net credit losses as a percentage of average
   finance receivables .............................       0.50%          0.61%
                                                         ======         ======
Reserve for credit losses ..........................     $206.0         $192.4
                                                         ======         ======

Salaries and General Operating Expenses

     Salaries and general operating expenses increased $7.8 million or 2.3 percent to $345.7 million in 1995 from $337.9 million in 1994, reflecting significant productivity achievements during a year of 8.0 percent financing and leasing asset growth. Salaries and employee benefits rose $7.6 million (4.0%) and general operating expenses increased $0.2 million during 1995. Personnel increased to 2,750 at December 31, 1995 from 2,700 at December 31, 1994.

     Management monitors productivity via the relationship of salaries and general operating expenses to AEA, a measure of operating expense efficiency based upon owned assets. Management also monitors the relationship of salaries and general operating expense to average serviced assets ("ASA"), which includes earning assets and off balance sheet securitized finance receivables and other receivables serviced for third parties. Changes in the relationship of salaries and general operating expenses to AEA and ASA are set forth below:

                                                    1995                1994
                                                  --------            --------
Average earning assets .......................      2.25%              2.48%
Average serviced assets ......................      2.13%              2.40%

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


                                                            December 31,                       Increase
                                                   -----------------------------      --------------------------
                                                      1995               1994           Amount          Percent
                                                    ---------          ---------      ----------      ----------
                                                                     Dollar Amounts in Millions

Finance Receivables
 Business Credit ...............................  $  1,471.0          $  1,442.1        $   28.9           2.0%
 Capital Equipment Financing ...................     4,548.7             4,493.5            55.2           1.2
 Commercial Services ...........................     1,743.3             1,896.2          (152.9)         (8.1)
 Credit Finance ................................       758.7               719.6            39.1           5.4
 Industrial Financing ..........................     4,929.9             4,269.7           660.2          15.4
 Consumer Finance ..............................     1,039.0               570.8           468.2          82.0
 Sales Financing ...............................     1,304.9             1,402.5           (97.6)         (6.9)
                                                    --------           --------         -------          ----
   Total Finance Receivables ...................    15,795.5            14,794.4         1,001.1           6.8
                                                    --------           --------         -------          ----
Operating Lease Equipment, net
 Capital Equipment Financing ...................       750.0               648.7           101.3          15.6
 Industrial Financing ..........................       363.0               219.2          143.8           65.6
                                                    --------            -------         -------          ----
   Total Operating Lease Equipment, net ........     1,113.0               867.9           245.1          28.2
                                                    --------            -------         -------          ----
   Total Financing and Leasing Assets ..........   $16,908.5           $15,662.3        $1,246.2           8.0%
                                                    ========           ========         =======          ====

     The changes in the preceding table are discussed below.

     o Business Credit--Record new business volume was largely offset by high customer paydowns and terminations as customers access to alternative financing sources increased, resulting in modest growth of 2.0% to $1.47 billion at December 31, 1995.

     o Capital Equipment Financing--Finance receivables and volume rose modestly during 1995 due to heightened pricing competition from other financial institutions. Growth in the operating lease equipment portfolio is primarily in railcar and other transportation equipment categories.

     o Commercial Services--Finance receivables decreased 8.1% to $1.74 billion at December 31, 1995 as factoring volume declined 1.9% from 1994 on weakness in retail sales.

     o Credit Finance--Finance receivables in this unit continued their steady growth, rising 5.4% in 1995 to $758.7 million.

     o Industrial Financing--Another record year of new business originations resulted in finance receivable growth of 15.4%. Operating lease equipment grew $143.8 million with increases in various collateral types including tractors, trailers and buses and business aircraft.

     o Consumer Finance--New business volume grew 28.2% million in this unit's third full year of operations, increasing receivables to over $1.0 billion.

     o Sales Financing--Higher originations in recreational vehicle and manufactured housing resulted in record new business volume offset by finance receivable securitizations of $723.2 million (of which $68.7 million was classified as assets held for sale at December 31, 1994) and the reclassification of an additional $112.0 million of recreational vehicle finance receivables to assets held for sale at December 1995.

Financing and Leasing Assets Composition

     Financing and leasing assets are composed of loans and direct financing and leveraged leases with commercial and consumer customers located principally in the United States and operating lease equipment, largely commercial aircraft (44.9% of the operating lease portfolio), placed with lessees both domestically and internationally. The portfolio composition did not change significantly from year-end 1994.

Transaction Type

     Financing and leasing assets by transaction type are set forth in the following table.

                                                      1995             Percent            1994         Percent
                                                    --------           -------           -------       -------
                                                                      Dollar Amounts in Millions
 Commercial ....................................   $13,451.5             79.5%         $12,821.2          81.9%
 Consumer ......................................     2,344.0             13.9            1,973.2          12.6
 Operating lease equipment, net ................     1,113.0              6.6              867.9           5.5
                                                    --------            -----           -------         -----
                                                   $16,908.5            100.0%         $15,662.3        100.0%
                                                    ========            =====           =======         =====

     Business units comprising the commercial caption include Business Credit, Capital Equipment Financing, Commercial Services, Credit Finance and Industrial Financing. Business units comprising the consumer caption include Consumer Finance and Sales Financing.

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

     The following table presents information about the commercial airline industry portfolio.

                                                       At December 31,
                                                 ---------------------------
                                                   1995               1994
                                                 ---------        ----------
                                                 Dollar Amounts in Millions
Finance receivables
   Amount outstanding(a) ....................    $1,412.2           $1,417.0
   Number of obligors .......................          51                 46

Operating lease equipment
   Net carrying value .......................    $  499.4           $  482.3
   Number of obligors .......................          24                 21
     Total ..................................    $1,911.6           $1,899.3
   Number of obligors(b) ....................          68                 62
   Number of aircraft(c) ....................         256                272

----------
(a) Includes accrued rents on operating leases which are classified as finance receivables in the Consolidated Balance Sheets.

(b)  Certain   obligors  have  both  finance   receivable  and  operating  lease
     transactions.

(c) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules which phase out the use of Stage II aircraft in the United States through the year 2000. The International Civil Aviation Organization has issued similar requirements for Europe. At year-end 1995, the portfolio consisted of Stage III aircraft of $1,664.3 million (87.1%) and Stage II aircraft of $207.7 million (10.9%) versus Stage III aircraft of $1,587.5 million (83.6%) and Stage II aircraft of $262.2 million (13.8%) at year-end 1994. The decline in the number of aircraft from December 1994 principally reflects the maturity of loans with one obligor collateralized by 17 aircraft.

Foreign Outstandings

     Financing and leasing assets to foreign obligors, primarily to the commercial airline industry, are all U. S. dollar denominated and totaled $1.08 billion at December 31, 1995. The largest exposures at December 31, 1995 were to obligors in the United Kingdom, $145.5 million (0.86% of financing and leasing assets), France, $122.0 million (0.72%), and Mexico, $115.8 million (0.68%). The remaining foreign exposure is geographically disbursed with no individual country representing more than 0.57% of financing and leasing assets.

     At December 31, 1994, financing and leasing assets to foreign obligors totaled $1.12 billion. Outstandings totaled $177.2 million (1.13%) to obligors in the United Kingdom, $140.0 million (0.89%), Mexico, $120.2 million (0.77%), France and $99.7 million (0.64%) to obligors in Australia. No other countries had obligors with aggregate outstandings exceeding 0.57% of financing and leasing assets.

Highly Leveraged Transactions

     The Corporation originates and participates in HLTs, which totaled $412.6 million (2.44% of financing and leasing assets) at December 31, 1995, down from $436.1 million (2.78%) at December 31, 1994. The decline in HLT outstandings during 1995 was primarily due to payoff of accounts as well as a company that met the delisting criteria, partially offset by new HLT fundings. The Corporation's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flows from operations. Unfunded commitments to lend in secured HLT situations were $220.4 million at December 31, 1995 compared with $202.1 million at year-end 1994.

     At December 31, 1995, the HLT portfolio consisted of 33 obligors in 3 different industry groups, with 34.32% of the outstandings located in the Southeast region of the United States and 24.43% in the West. One account totaling $20.1 million was classified as nonaccrual at December 31, 1995, compared with four accounts totaling $57.7 million at year-end 1994.

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

     The following table summarizes by type assets received in satisfaction of loans.

                                                          At December 31,
                                                     -------------------------
                                                      1995               1994
                                                     ------             ------
                                                        Amounts in Millions
Retail merchandise, property and accounts
  receivable(a) ...................................  $ 24.1             $ 32.3
Transportation(b) .................................     8.9                4.4
Property, equipment and other .....................     9.0               13.8
Commercial aircraft ...............................      --               36.0
                                                      -----              -----
   Total ..........................................  $ 42.0              $86.5
                                                      =====             ======
----------
(a) Retail merchandise, property and accounts receivable includes an equity interest in a building supply retailer.

(b)  Transportation includes oceangoing carriers in 1995 and buses in 1994.

Item 8. Financial Statements and Supplementary Data.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The CIT Group Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of The CIT Group Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The CIT Group Holdings, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                           KPMG PEAT MARWICK LLP

Short Hills, New Jersey
January 17, 1997, except as to Note 21
  which is as of February 21, 1997

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                              December 31,
                                                        ------------------------
                                                            1996         1995
                                                        -----------  -----------
                                                          Amounts in Millions
Financing and leasing assets
Loans
   Commercial .......................................  $  10,195.6  $  10,356.3
   Consumer .........................................      3,239.0      2,344.0
Lease receivables ...................................      3,562.0      3,095.2
                                                       -----------  -----------
   Finance receivables (Note 3) .....................     16,996.6     15,795.5
Reserve for credit losses (Note 4) ..................       (220.8)      (206.0)
                                                       -----------  -----------
   Net finance receivables ..........................     16,775.8     15,589.5
Operating lease equipment, net (Note 5) .............      1,402.1      1,113.0
Cash and cash equivalents ...........................        103.1        161.5
Other assets ........................................        651.5        556.3
                                                       -----------  -----------
        Total assets ................................  $  18,932.5  $  17,420.3
                                                       ===========  ===========

                      Liabilities and Stockholders' Equity

Debt (Notes 6 and 7)
Commercial paper ....................................  $   5,827.0  $   6,105.6
Variable rate senior notes ..........................      3,717.5      3,827.5
Fixed rate senior notes .............................      4,761.2      3,337.0
Subordinated fixed rate notes .......................        300.0        300.0
                                                       -----------  -----------
        Total debt ..................................     14,605.7     13,570.1
Credit balances of factoring clients ................      1,134.1        980.9
Accrued liabilities and payables ....................        594.0        485.9
Deferred Federal income taxes (Note 11) .............        523.3        469.2
                                                       -----------  -----------
        Total liabilities ...........................     16,857.1     15,506.1
Stockholders' equity (Note 8)
Common stock   -- authorized, issued and
   outstanding -- 1,000 shares ......................        250.0        250.0
Paid-in capital .....................................        573.3        408.3
Retained earnings ...................................      1,252.1      1,255.9
                                                       -----------  -----------
        Total stockholders' equity ..................      2,075.4      1,914.2
                                                       -----------  -----------
        Total liabilities and stockholders' equity ..  $  18,932.5  $  17,420.3
                                                       ===========  ===========

See accompanying notes to consolidated financial statements.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   Years Ended December 31,
                                                             -------------------------------------
                                                                1996           1995          1994
                                                             ---------      ---------     --------
                                                                      Amounts in Millions
Finance income ..........................................     $1,646.2       $1,529.2     $1,263.8

Interest expense ........................................        848.3          831.5        614.0
                                                             ---------      ---------     --------
    Net finance income ..................................        797.9          697.7        649.8

Fees and other income (Note 9) ..........................        244.1          184.7        174.4
                                                             ---------      ---------     --------
    Operating revenue ...................................      1,042.0          882.4        824.2
                                                             ---------      ---------     --------
Salaries and general operating expenses (Note 10) .......        393.1          345.7        337.9

Provision for credit losses (Note 4) ....................        111.4           91.9         96.9

Depreciation on operating lease equipment (Note 5) ......        121.7           79.7         64.4
                                                             ---------      ---------     --------
    Operating expenses ..................................        626.2          517.3        499.2
                                                             ---------      ---------     --------
    Income before provision for income taxes ............        415.8          365.1        325.0

Provision for income taxes (Note 11) ....................        155.7          139.8        123.9
                                                             ---------      ---------     --------
    Net income ..........................................    $   260.1      $   225.3     $  201.1
                                                             =========      =========     ========

See accompanying notes to consolidated financial statements.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           Years Ended December 31,
                                                      ----------------------------------
                                                         1996        1995        1994
                                                      ----------  ----------  ----------
                                                              Amounts in Millions
Common stock

Balance, beginning and end of period ..............   $    250.0  $    250.0  $    250.0
                                                      ----------  ----------  ----------

Paid-in capital

Balance, beginning of period ......................   $    408.3  $    408.3  $    408.3

Capital contribution from stockholders (Note 1) ...        165.0      --          --
                                                      ----------  ----------  ----------

 Balance, end of period ...........................   $    573.3  $    408.3  $    408.3
                                                      ----------  ----------  ----------

Retained earnings

Balance, beginning of period ......................   $  1,255.9  $  1,134.7  $  1,033.9

Net income ........................................        260.1       225.3       201.1

Dividends paid -- regular .........................        (98.9)     (104.1)     (100.3)

               -- special (Note 1) ................       (165.0)     --          --
                                                      ----------  ----------  ----------

Balance, end of period ............................      1,252.1     1,255.9     1,134.7
                                                      ----------  ----------  ----------

    Total stockholders' equity (Note 8) ...........   $  2,075.4  $  1,914.2  $  1,793.0
                                                      ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,
                                                                -------------------------------------
                                                                    1996         1995         1994
                                                                -----------  -----------  -----------
                                                                          Amounts in Millions
Cash flows from operations

Net income ..................................................   $     260.1  $     225.3  $     201.1
Adjustments to reconcile net income to net cash
   flows from operations:

       Provision for credit losses ..........................         111.4         91.9         96.9
       Depreciation and amortization ........................         140.3         88.7         75.4
       Provision for deferred Federal income taxes ..........          54.1         42.5         27.7
       Gains on sales of equipment, other investments and

         receivable sales and securitizations ...............         (78.9)       (36.8)       (26.1)
       Increase in accrued liabilities and payables .........         108.1        131.2         24.2
       Increase in other assets .............................         (65.9)       (17.7)        (0.1)
       Other ................................................          (3.7)       (22.7)       (17.2)
                                                                -----------  -----------  -----------
          Net cash flows provided by operations .............         525.5        502.4        381.9
                                                                -----------  -----------  -----------
Cash flows from investing activities
Loans extended ..............................................     (31,414.4)   (30,567.6)   (23,610.9)
Collections on loans ........................................      30,355.8     28,750.8     22,394.0
Purchases of assets to be leased ............................      (1,664.0)    (1,079.8)    (1,039.7)
Proceeds from asset and receivable sales ....................       1,144.9        816.8        535.6
Collections on lease receivables ............................         776.4        712.9        632.2
Purchases of finance receivables portfolios .................        (661.3)       (22.7)      (181.7)
Proceeds from sales of assets received in
   satisfaction of loans ....................................          76.7         26.2         40.4
Purchases of investment securities ..........................         (20.8)       (12.1)       (21.1)
Net decrease (increase) in short-term
   factoring receivables ....................................          (0.3)       123.6       (207.4)
Acquisition of Barclays Commercial Corporation ..............        --           --           (435.6)
Other .......................................................         (25.5)       (43.4)       (26.7)
                                                                -----------  -----------  -----------
          Net cash flows used for investing activities ......      (1,432.5)    (1,295.3)    (1,920.9)
                                                                -----------  -----------  -----------
Cash flows from financing activities
Proceeds from the issuance of variable and
   fixed rate notes .........................................       4,776.0      3,698.6      3,985.8
Repayments of variable and fixed rate notes .................      (3,461.8)    (2,966.0)    (1,529.6)
Net (decrease) increase in commercial paper .................        (278.6)       445.4       (855.9)
Cash dividends paid .........................................        (263.9)      (104.1)      (100.3)
Capital contribution from stockholders ......................         165.0       --           --
Repayments of non-recourse leveraged lease debt .............        (146.2)      (135.7)      (103.1)
Proceeds from non-recourse leveraged lease debt .............          58.1          9.7         47.0
                                                                -----------  -----------  -----------
          Net cash flows provided by financing activities ...         848.6        947.9      1,443.9
                                                                -----------  -----------  -----------
Net (decrease) increase in cash and
   cash equivalents .........................................         (58.4)       155.0        (95.1)
Cash and cash equivalents, beginning of year ................         161.5          6.5        101.6
                                                                -----------  -----------  -----------
Cash and cash equivalents, end of year ......................   $     103.1  $     161.5  $       6.5
                                                                -----------  -----------  -----------
Supplemental disclosures
Interest paid ...............................................   $     842.6  $     958.8  $     616.8
Federal and State and local income taxes paid ...............   $     102.5  $      95.0  $      98.9
Noncash transfer of finance receivables to other
   assets (principally securitizations) .....................   $     778.9  $     772.5  $     117.1
Noncash transfers of finance receivables to assets
   received in satisfaction of loans ........................   $      91.8  $      30.8  $      80.5
Noncash transfer of assets received in satisfaction
   of loans to finance receivables ..........................   $      10.9  $      40.6  $    --
Noncash transfer of finance receivables to
   operating lease equipment ................................   $      14.4  $    --      $    --
Noncash transfers of assets received in satisfaction
   of loans to operating lease equipment ....................   $    --      $    --      $      17.3

 See accompanying notes to consolidated financial statements

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Corporation

     The CIT Group Holdings,  Inc. (the "Corporation") engages in commercial and
consumer  financial  services  activities  through  a  nationwide   distribution
network.

     The Dai-Ichi Kangyo Bank, Limited ("DKB") owns 80% of the issued and outstanding stock of the Corporation, 60% of which it purchased from Manufacturers Hanover Corporation ("MHC") in 1989. DKB acquired an additional 20% of the Corporation from Chemical Banking Corporation ("CBC") in December 1995. The remaining 20% of the Corporation's issued and outstanding stock is owned by The Chase Manhattan Corporation ("Chase") which merged with CBC during 1996. DKB has an option expiring December 15, 2000 to purchase the remaining twenty percent (20%) common stock interest from Chase.

     On December 24, 1996, the Corporation paid a special dividend in the aggregate amount of $165.0 million to its stockholders, DKB and Chase. The stockholders then immediately contributed $165.0 million to the Corporation's paid-in capital in proportion to their 80% and 20% common stock ownership interests, respectively.

Note 2--Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements and accompanying notes include the accounts of The CIT Group Holdings, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated. Prior period amounts, principally in the Consolidated Statements of Cash Flows, have been reclassified to conform to the current presentation.

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

     The accrual of finance income is suspended and an account is placed on nonaccrual status either when a payment is contractually delinquent for 90 days or more and collateral is insufficient to cover both the outstanding principal and accrued finance income or immediately if, in the opinion of management, full collection of all principal and income is doubtful. For certain consumer loans, the accrual of finance income is suspended at either 120 days when no contractual payments are received or at 180 days when partial payments have been received. Accrued but uncollected income at the date finance income is suspended is reversed and charged against income to the extent the estimated fair value of collateral does not satisfy both the principal and accrued income outstanding. Such accrued but uncollected income is immaterial. Subsequent income received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Fees and other income includes: (1) factoring commissions, (2) commitment, facility, letters of credit and syndication fees, (3) servicing fees and (4) gains and losses from the sales of equipment, other investments and the sales and securitizations of finance receivables.

Lease Financing

     Direct financing leases are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans and subsequently placed on operating lease is recorded at the lower of carrying value or estimated fair value when acquired. Leveraged leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less amounts due to non-recourse third-party lenders and unearned finance income. Management performs periodic reviews of the estimated residual values with other than temporary impairment, if any, being recognized in the current period.

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

Charge-off of Finance Receivables

     Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the customer's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Such charge-offs are deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are no longer deemed useful. Although certain consumer loans are reviewed individually for charge-offs, automatic charge-offs are recorded on consumer loans when no contractual payments are received for 120 days, or at 180 days when partial payments have been received.

Impaired Loans

     The Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", (collectively referred to hereafter as "SFAS 114") on January 1, 1995. SFAS 114 requires that the value of an impaired loan be measured based upon 1) the present value of expected future cash flows discounted at the loan's effective interest rate or,
2) at the fair value of the collateral, if the loan is collateral dependent.

     Impaired loans include any loan transaction on nonaccrual status or any troubled debt restructuring entered into after December 31, 1994, subject to periodic review by the Corporation's Asset Quality Review Committee ("AQR"). The AQR is comprised of members of senior management, which covers finance receivables of $500,000 or more meeting certain credit risk grading parameters. Excluded from impaired loans are: 1) certain individual small dollar commercial nonaccrual loans (under $500,000) for which the collateral value supports the outstanding balance, 2) consumer loans which are subject to automatic charge-off procedures, and 3) short-term factoring customer receivables, generally having terms of no more than 30 days. In general, the impaired loans are collateral dependent. Any shortfall between the value and the recorded investment in the loan is recognized by recording a provision for credit losses.

Other Assets

     At the time management decides to proceed with a securitization of loans, such loans are considered available for sale, classified as other assets and carried at the lower of aggregate cost or market value.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Certain consumer loans are originated and sold to trusts which, in turn, issue asset-backed securities to investors. The Corporation retains the servicing rights and participates in certain cash flows from the loans. The present value of expected net cash flows which exceeds the estimated cost of servicing is recorded at the time of sale as "excess servicing assets". In determining expected net cash flows, the Corporation considers assumptions of prepayment and loss experience and market interest rates. Excess servicing assets are stated at the lower of amortized cost or fair value, which is determined by adjusting the present value of the remaining cash flows for anticipated prepayment and loss experience. Amortization is recognized on excess servicing assets systematically in relation to the excess cash flows of securitizations.

     In 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 requires an enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and then sells or securitizes those loans with servicing rights retained to allocate the total cost between the mortgage servicing rights and the loans based on their relative fair values. This Statement applies to the sale or securitization of home mortgage or manufactured housing finance receivables when servicing is retained. The Statement also requires that the enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of SFAS 122 did not affect the Corporation's consolidated financial position, results of operations or liquidity for the year ended December 31, 1996.

     The excess of purchase price over fair market value of assets acquired (goodwill) in connection with business acquisitions is amortized on a straight line basis over a period not to exceed 20 years.

     Assets received in satisfaction of loans are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs at the time of receipt recognized by recording a provision for credit losses. Subsequent write-downs of such assets, which may be required due to a decline in estimated fair market value after receipt, are reflected in general operating expenses.

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

     The net interest differential, including premiums paid or received, if any, on interest rate swaps is recognized on an accrual basis as an adjustment to finance income or interest expense to correspond with the hedged asset or liability position, respectively. In the event that early termination of a derivative instrument occurs, the net proceeds paid or received are deferred and amortized over the shorter of the remaining original contract life of the interest rate swap or the maturity of the hedged asset or liability position.

     The Corporation will also utilize derivative instruments to hedge the interest rate used to price the anticipated securitization of loans. Such transactions are designated as hedges against a securitization that is probable and for which the significant characteristics and terms have been identified but for which there is no legally binding obligation. The loans to be securitized are considered held for sale and reclassified to other assets. The net interest differential on the derivative instrument, including premium paid or received, if any, is recognized as an adjustment to the basis of the corresponding assets at the time of sale. In the event the anticipated securitization does not occur, the related hedge position would be liquidated with any gain or loss recognized at such time, and the related assets would be reclassified to loans.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Income Taxes

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

Note 3--Finance Receivables

     Included in lease receivables at December 31, 1996 and 1995 are leveraged lease receivables of $648.8 million and $576.7 million, respectively. Leveraged lease receivables exclude the portion of lease receivables offset by related non-recourse debt payable to third-party lenders of $2.1 billion at both December 31, 1996 and 1995, including amounts owed to affiliates of DKB which totaled $486.6 million at year-end 1996, and $501.3 million at year-end 1995. Also excluded from finance receivables are $1.4 billion of finance receivables at December 31, 1996 ($0.9 billion in 1995) previously securitized by the Corporation.

     Commercial and consumer loans are presented net of unearned income of $540.4 million and $571.2 million at December 31, 1996 and 1995, respectively. Lease receivables are presented net of unearned income of $1.0 billion and $978.9 million at December 31, 1996 and 1995, respectively.

     The following table sets forth the contractual maturities of finance receivables.

                                                        December 31, 1996                 December 31, 1995
                                                    -----------------------            ----------------------
                                                      Amount        Percent             Amount        Percent
                                                    ----------      -------            ---------      -------
                                                                     Dollar Amounts in Millions
Due Within One Year .............................   $  5,698.2        33.53%           $ 5,523.6       34.97%
Due Within One to Two Years .....................      2,515.6        14.80              2,488.8       15.76
Due Within Two to Four Years ....................      3,647.0        21.46              3,288.7       20.82
Due After Four Years ............................      5,135.8        30.21              4,494.4       28.45
                                                     ---------       ------            ---------      ------
      Total......................................    $16,996.6       100.00%           $15,795.5      100.00%
                                                     =========       ======            =========      ======

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Information about concentrations of credit risk is set forth in "Industry Composition" and "Geographic Composition" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following table sets forth information regarding finance receivables on nonaccrual status and assets received in satisfaction of loans.

                                                       At December 31,
                                                  -------------------------
                                                    1996              1995
                                                  --------          -------
                                                     Amounts in Millions

Nonaccrual finance receivables ..................  $119.6            $139.5
Assets received in satisfaction of loans ........    47.9              42.0
                                                   ------            ------
  Total nonperforming assets ....................  $167.5            $181.5
                                                   ======            ======
Percent to finance receivables ..................    0.99%             1.15%
                                                   ======            ======

     The amount of finance income recognized on year-end nonaccrual finance receivables totaled $8.5 million, $8.0 million and $6.2 million in 1996, 1995 and 1994, respectively. The amount of finance income which would have been recorded under contractual terms for such nonaccrual receivables totaled $24.7 million, $29.3 million, and $20.7 million in 1996, 1995 and 1994, respectively.

     At December 31, 1996 and 1995, the recorded investment in impaired loans, which are generally collateral dependent, totaled $103.9 million and $159.3 million, respectively. The fair value of the collateral or the present value of expected future cash flows equaled or exceeded the recorded investment for the impaired loans and, as such, there was no related SFAS 114 allowance for credit losses. The average monthly recorded investment in the impaired loans was $89.4 million and $116.9 million for the years ended December 31, 1996 and 1995, respectively. There was no finance income recorded on these loans during 1996 after being classified as impaired. During 1995, finance income of $1.0 million was recognized on these loans after being classified as impaired loans. The adoption of SFAS 114 on January 1, 1995 had no material effect on the Corporation's 1995 financial condition, results of operation or liquidity.

     At December 31, 1996, and 1995, the Corporation had $10.8 million and $30.0 million, respectively, of finance receivables that met the criteria of troubled debt restructurings, which were not included in the preceding table. Finance income recognized on troubled debt restructurings totaled $0.7 million, $2.8 million and $0.8 million in 1996, 1995 and 1994, respectively. Finance income on these restructured receivables would have been $1.3 million, $3.3 million and $2.1 million for 1996, 1995 and 1994, respectively, based on original contractual terms.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 4--Reserve for Credit Losses

     The following table presents changes in the reserve for credit losses.

                                                                       1996       1995       1994
                                                                      -------    -------    -------
                                                                           Amounts in Millions
Balance, January 1 .................................................   $206.0     $192.4     $169.4
                                                                       ------     ------     ------
Finance receivables charged-off ....................................   (122.2)     (96.9)     (95.4)
Recoveries on finance receivables previously
   charged-off .....................................................     20.7       19.7       11.2
                                                                       ------     ------     ------
   Net credit losses ...............................................   (101.5)     (77.2)     (84.2)
                                                                       ------     ------     ------
Provision for credit losses ........................................    111.4       91.9       96.9
Portfolio acquisitions (dispositions), net .........................      4.9       (1.1)      10.3
                                                                       ------     ------     ------
Net addition to the reserve for credit losses ......................    116.3       90.8      107.2
                                                                       ------     ------     ------
Balance, December 31 ...............................................   $220.8     $206.0     $192.4
                                                                       ======     ======     ======
Reserve for credit losses as a percentage of finance
   receivables .....................................................     1.30%      1.30%      1.30%
                                                                       ======     ======     ======

Note 5--Operating Lease Equipment

     The following table provides an analysis of operating lease equipment by equipment type, net of accumulated depreciation of $287.7 million in 1996 and $198.1 million in 1995.

                                                      At December 31,
                                                 -------------------------
                                                   1996             1995
                                                 --------         --------
                                                    Amounts in Millions
Commercial aircraft ........................... $  624.0          $  499.4
Railroad equipment ............................    273.2             153.4
Business aircraft .............................    167.8             141.2
Trucks, trailers and buses ....................    160.1             163.2
Other .........................................    177.0             155.8
                                                --------          --------
  Total ....................................... $1,402.1          $1,113.0
                                                ========          ========

     Included in the preceding table is equipment not currently subject to lease agreements of $1.9 million and $24.4 million at December 31, 1996 and 1995, respectively.

     During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that a review for impairment be performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS 121 did not have a significant impact on the Corporation's consolidated financial position, results of operations or liquidity.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Rental income on operating leases, included in finance income, totaled $182.4 million in 1996, $128.8 million in 1995 and $97.2 million in 1994. The following table presents future minimum lease rentals on noncancellable operating leases as of December 31, 1996. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing operating lease equipment at lease expiration, all of which are important components of operating lease profitability.

                                                            Amounts
Years Ended December 31,                                  in Millions
-----------------------                                   -----------

1997 ..................................................     $193.7
1998 ..................................................      162.7
1999 ..................................................      126.3
2000 ..................................................       91.9
2001 ..................................................       70.1
Thereafter ............................................       89.8
                                                            ------
  Total ...............................................     $734.5
                                                            ======
Note 6--Debt

     The following table presents data on commercial paper borrowings.

                                                                      1996             1995           1994
                                                                    ---------       ----------      ---------
                                                                            Dollar Amounts in Millions
At December 31,
Borrowings outstanding ..........................................    $5,827.0        $6,105.6        $5,660.2
Weighted average interest rate ..................................        5.45%           5.75%           5.65%
Weighted average maturity .......................................     32 days         45 days         22 days

For the year ended December 31,
Daily average borrowings ........................................    $5,817.7        $5,800.1        $6,532.5
Maximum amount outstanding ......................................    $6,591.3        $6,672.1        $7,207.3
Weighted average interest rate (excluding amounts related
   to interest bearing deposits) ................................        5.44%           5.95%           4.31%


                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The following table presents the contractual maturities of total debt at December 31, 1996.

                                                            Commercial    Variable rate    1996         1995
                                                              paper       senior notes     Total        Total
                                                            ----------    ------------     -----        -----
                                                                            Amounts in Millions

Due in 1996 (rates ranging from 5.55% to 5.95%) ...........  $   --        $    --         $   --     $8,505.6
Due in 1997 (rates ranging from 5.04% to 6.14%) ...........   5,827.0       2,856.0        8,683.0       806.0
Due in 1998 (rates ranging from 5.47% to 6.03%)(1) ........      --           461.5          461.5       241.5
Due in 1999 (rates ranging from 5.04% to 6.06%) ...........      --           380.0          380.0       380.0
Due after 2001 (rate of 5.85%) ............................      --            20.0           20.0         --
                                                             --------      --------       --------    --------
        Total..............................................  $5,827.0      $3,717.5       $9,544.5    $9,933.1
                                                             ========      ========       ========    ========


                                                                 Fixed Rate Notes          1996         1995
                                                              Senior      Subordinated     Total        Total
                                                            ----------    ------------     -----        -----
                                                                             Amounts in Millions
Due in 1996 (rates ranging from 4.75% to 8.88%) ...........  $   --        $     --       $    --     $1,030.0
Due in 1997 (rates ranging from 5.50% to 8.75%) ...........     700.2            --          700.2       702.0
Due in 1998 (rates ranging from 5.63% to 8.75%) ...........   1,550.0            --        1,550.0       800.0
Due in 1999 (rates ranging from 5.38% to 6.63%) ...........   1,070.0            --        1,070.0        20.0
Due in 2000 (rate of 6.15%) ...............................      20.0            --           20.0        20.0
Due in 2001 (rates ranging from 5.63% to 9.25%) ...........     500.0         200.0          700.0       200.0
Due after 2001 (rates ranging from 5.37% to 7.13%)(2) .....     928.6         100.0        1,028.6       870.2
                                                             --------      --------       --------    --------
Face amount of maturities .................................   4,768.8         300.0        5,068.8     3,642.2
Issue discount ............................................      (7.6)           --           (7.6)       (5.2)
                                                             --------      --------       --------    --------
    Total .................................................  $4,761.2      $  300.0       $5,061.2    $3,637.0
                                                             ========      ========       ========    ========

----------
(1) $61.5 million may be repaid at the option of the holder upon 30 days' notice.

(2) $100.0 million may be repaid at the option of the holder upon 30 days' notice.

     Fixed rate senior and subordinated debt outstanding at December 31, 1996, matures at various dates through 2008 at interest rates ranging from 5.38% to 9.25%. The consolidated weighted average interest rates on fixed rate senior and subordinated debt at December 31, 1996 and 1995 were 6.52% and 7.00%, respectively. Variable rate senior notes outstanding at December 31, 1996 with interest rates ranging from 5.25% to 5.94% mature at various dates through 2003. The consolidated weighted average interest rates on variable rate senior notes at December 31, 1996 and 1995 were 5.44% and 5.64%, respectively.

     The following table represents information on unsecured revolving lines of credit with 60 banks which support commercial paper borrowings at December 31, 1996.

 Maturity                                                        Amount
 --------                                                   -----------------
                                                           Amounts in Millions

 May 1997 ..............................................        $1,212.0
 September 1997 ........................................            81.0
 May 2001 ..............................................         3,638.0
 September 2001 ........................................           244.0
                                                                --------
   Total ...............................................        $5,175.0
                                                                ========

     The credit line agreements contain clauses which allow the Corporation to extend the termination dates upon written consent from the participating banks. There have been no borrowings under credit lines supporting commercial paper since 1970.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 7--Derivative Financial Instruments

     As part of managing the exposure to changes in market interest rates, the Corporation, as an end-user, enters into various interest rate swap transactions, all of which are transacted in over-the-counter (OTC) markets, with other financial institutions acting as principal counterparties, including subsidiaries of DKB and Chase. The Corporation's objectives and strategies regarding the management of interest rate risk, including the use of derivative instruments, are discussed in the Interest Rate Risk Management section of "Asset/Liability Management" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following table presents the notional principal amounts, weighted average interest rates expected to be received or paid and the contractual maturities of interest rate swaps at December 31, 1996.

Years ending                 Floating to                     Fixed to                            Floating to
December 31,                 Fixed Rate                    Floating Rate                        Floating Rate
------------      -----------------------------      ----------------------------        --------------------------
                                                     Notional Amounts in Millions

                   Notional    Receive     Pay        Notional   Receive      Pay       Notional    Receive     Pay
                    Amount      Rate      Rate         Amount     Rate       Rate        Amount      Rate      Rate
                   --------    -------    ----        --------   -------     ----        -------    ------     ----
1997 ............  $1,425.0     5.86%      5.99%       $250.2      6.94%     5.97%        $456.0     5.54%      5.56%
1998 ............     700.0     6.27%      6.61%         --         --        --            --        --         --
1999 ............     980.0     5.75%      6.15%         --         --        --           130.0     5.55%      5.76%
2000 ............     700.0     5.93%      7.05%         20.0      6.15%     5.76%          --        --         --
2001 ............     200.0     5.80%      7.45%        200.0      5.82%     5.50%          --        --         --
2002-2008 .......      --        --         --          200.0      5.92%     5.58%          --        --         --
                    -------     -----      -----       ------     ------    ------        ------     -----      -----
                   $4,005.0                            $670.2                             $586.0
                    =======                            ======                             ======
Weighted
average rate ....               5.91%      6.40%                   6.28%     5.71%                   5.54%      5.60%
                                =====      =====                   =====     =====                   =====      =====

     All rates were those in effect at December 31, 1996. Variable rates are based on the contractually determined rate or other market rate indices and may change significantly, affecting future cash flows.

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position.

                              Notional Amounts
Interest Rate Swaps             in Millions             Comments
-------------------             -----------             --------
Floating to fixed rate swaps

 Hedging commercial paper        $3,005.0    Effectively  converts  the interest
                                             rate  on an  equivalent  amount  of
                                             commercial paper to a fixed rate.

 Hedging variable rate notes      1,000.0    Effectively  converts  the interest
                                             rate  on an  equivalent  amount  of
                                             variable  rate notes  with  matched
                                             terms  to  a  fixed  rate.
                                  -------    ----------------------------------
 Total floating to fixed rate
  swaps                           4,005.0
                                  -------
Fixed to floating rate swaps
 Hedging fixed rate notes           670.2    Effectively  converts  the interest
                                             rate  on an  equivalent  amount  of
                                             fixed  rate  notes  to  a  variable
                                             rate.
                                             -----------------------------------
Basis swaps
 Hedging variable rate debt         586.0    Effectively    fixes   the   spread
                                             between the rates on an  equivalent
                                             amount of  variable  rate notes and
                                             various   market    interest   rate
                                             indices.
                                  -------    -----------------------------------
Total interest rate swaps        $5,261.2
                                  =======

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The Corporation's hedging activity increased interest expense by $27.8 million, $7.8 million and $27.3 million in 1996, 1995 and 1994, respectively, over the interest expense that would have been incurred with an identical debt structure but without the Corporation's hedging activity. However, this calculation of interest expense does not take into account any actions the Corporation could have taken to reduce interest rate risk in the absence of hedging activity, such as issuing more fixed rate debt which would also tend to increase interest expense.

     Basis swap agreements involve the exchange of two different floating rate interest payment obligations and are used to manage the basis risk between floating rate indices.

     Additionally, there were cross-currency interest rate swaps with a notional principal amount of $218.6 million on which the Corporation was paying interest at a weighted average rate of 5.67% at December 31, 1996 that effectively converted yen denominated fixed rate debt into variable rate U.S. dollar obligations. These swaps have maturities ranging from 1999 to 2006 to correspond with the terms of the debt.

     The Corporation is exposed to credit risk to the extent a counterparty fails to perform under the terms of an interest rate swap. This risk is measured as the market value of interest rate swaps with a positive fair value at December 31, 1996, reduced by the effects of master netting agreements as presented in Footnote 16 --Fair Values of Financial Instruments. However, due to the investment grade credit ratings of all counterparties and limits on the exposure with any individual counterparty, the Corporation's actual counterparty credit risk is not considered significant.

Note 8--Stockholders' Equity

     Under the most restrictive provisions of agreements relating to outstanding debt, the Corporation may not, without the consent of the holders of such debt, permit stockholders' equity to be less than $300.0 million.

Note 9--Fees and Other Income

     The following table sets forth the components of fees and other income.

                                                                              Years ended December 31,
                                                                         -------------------------------
                                                                           1996        1995         1994
                                                                         -------      -------     -------
                                                                                 Amounts in Millions

Commissions, fees and other ...........................................   $165.2      $147.9       $148.3
Gains on equipment and other investment sales .........................     54.6        10.5         10.1
Gains on sales and securitizations of finance receivables .............     24.3        26.3         16.0
                                                                          ------      ------       ------
                                                                          $244.1      $184.7       $174.4
                                                                          ======      ======       ======

Note 10--Salaries and General Operating Expenses

     The following table sets forth the components of salaries and general operating expenses.

                                                    Years ended December 31,
                                               --------------------------------
                                                1996         1995         1994
                                               --------    ---------    -------
                                                       Amounts in Millions


Salaries and employee benefits ..............   $223.0      $193.4       $185.8
General operating expenses ..................    170.1       152.3        152.1
                                                ------      ------       ------
                                                $393.1      $345.7       $337.9
                                                ======      ======       ======

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 11--Income Taxes

     The effective tax rate of the Corporation varied from the statutory Federal corporate income tax rate as follows:

                                                    Years ended December 31,
                                              ---------------------------------
                                                1996         1995         1994
                                              ---------    ---------    -------
                                                 Percentage of Pretax Income

  Federal income tax rate ..................      35.0%       35.0%       35.0%
  Increase (decrease) due to:
   State and local income taxes, net
     of Federal income tax benefit .........       4.5         5.1         5.3
   Investment tax credits ..................      (0.3)       (0.3)       (0.3)
   Other ...................................      (1.8)       (1.5)       (1.9)
                                                  ----        ----        ----
   Effective tax rate ......................      37.4%       38.3%       38.1%
                                                  ====        ====        ====

     The provision for income taxes is comprised of the following:

                                                    Years ended December 31,
                                               --------------------------------
                                                1996         1995         1994
                                               --------    ---------    -------
                                                       Amounts in Millions

Current Federal income tax provision .......   $   72.9    $   68.5    $   69.5
Deferred Federal income tax provision ......       54.1        42.5        27.7
                                                 ------      ------      ------
Total Federal income taxes .................      127.0       111.0        97.2
State and local income taxes ...............       28.7        28.8        26.7
                                                 ------      ------      ------
Total provision for income taxes ...........   $  155.7    $  139.8    $  123.9
                                                 ======      ======      ======

     The tax effects of temporary differences that give rise to significant portions of the deferred Federal income tax assets and liabilities are presented below.

                                                      Years ended December 31,
                                                    ---------------------------
                                                      1996                1995
                                                    ---------           -------
                                                         Amounts in Millions
Assets
   Provision for credit losses ..................   $  (83.8)          $  (73.8)
   Loan origination fees ........................      (10.5)              (9.1)
   Other ........................................      (37.8)             (20.2)
                                                      ------             ------

   Total deferred tax assets ....................     (132.1)            (103.1)
                                                      ------             ------

Liabilities
   Leasing transactions .........................      610.0              549.5
   Market discount income .......................       23.8                 --
   Amortization of intangibles ..................        9.2               11.2
   Prepaid pension costs ........................        2.0                2.3
   Depreciation of fixed assets .................        2.7                0.3
   Other ........................................        2.7                2.7
                                                      ------              -----
         Total deferred tax liabilities .........      650.4              566.0
                                                      ------              -----
Net deferred tax liability ......................    $ 518.3            $ 462.9
                                                      ======             ======

     Also, included in deferred Federal income taxes on the Consolidated Balance Sheets are unamortized investment tax credits of $5.0 million and $6.3 million at December 31, 1996 and December 31, 1995, respectively. Included in the accrued liabilities and payables caption in the Consolidated Balance Sheets are state and local deferred tax liabilities of $97.4 million and $86.4 million at December 31, 1996 and December 31, 1995, respectively, arising from the temporary differences shown in the above tables.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 12--Postretirement and Other Benefit Plans

Retirement Plan

     Substantially all employees of the Corporation who have completed one year of service and are 21 years of age participate in The CIT Group Holdings, Inc. Retirement Plan (the "Plan"). The retirement benefits under the Plan are based on the employee's age, years of benefit service, and a percentage of qualifying compensation during the final years of employment. Plan assets consist of marketable securities, including common stock and government and corporate debt securities. The Corporation funds the plan to the extent the funding qualifies for an income tax deduction. Such funding is charged to salaries and employee benefits expense.

     The accompanying table sets forth the funded status of the Plan and the amounts recognized in the Consolidated Balance Sheets.

                                                                         A December 31,
                                                                  ---------------------------
                                                                   1996       1995      1994
                                                                  ------     ------    ------
                                                                      Amounts in Millions
Actuarial present value of benefit obligations:
 Accumulated benefit obligation including vested benefits
 of $54.8 in 1996, $54.0 in 1995, and $36.2 in 1994 ........      $ 61.6     $ 58.1     $39.7
                                                                  ======     ======     =====
Plan assets at fair market value ...........................      $109.9     $101.2     $81.5
Projected benefit obligation ...............................       (84.0)     (79.9)    (55.8)
                                                                  ------     ------     -----
Excess plan assets .........................................        25.9       21.3      25.7
Unrecognized prior service cost ............................         1.8        1.9       2.1
Unrecognized net gain ......................................        15.9       10.5      13.8
                                                                  ------     ------     -----
Prepaid pension cost .......................................      $  8.2     $  8.9     $ 9.8
                                                                  ======     ======     =====
Pension cost included the following components:

Service cost-benefits earned during the period .............      $  5.3     $  3.8     $ 4.0
Interest cost on projected benefit obligation ..............         5.7        4.9       4.5
Actual (return)/loss on plan assets ........................       (11.5)     (21.9)      2.7
Net amortization and deferral ..............................         1.2       14.1     (11.0)
                                                                  ------     ------     -----
Pension cost ...............................................      $  0.7     $  0.9     $ 0.2
                                                                  ======     ======     =====

     The following assumptions were used for calculating the projected benefit obligations shown in the preceding table.


                                                       1996     1995      1994
                                                       ----     ----      ----

Discount rate .....................................    7.50%    7.25%    8.75%
Rate of increase in compensation ..................    4.50%    4.50%    5.00%
Expected long-term rate of return on plan assets ..   10.00%   10.00%    9.00%

Postretirement Medical and Life Insurance Benefits

     The Corporation provides certain health care and life insurance benefits to eligible retired employees. Salaried participants generally become eligible for retiree health care benefits after reaching age 55 with 10 years of benefit service and 11 years of medical plan participation. Generally, the medical plans pay a stated percentage of most medical expenses reduced by a deductible as well as by payments made by government programs and other group coverage. The plans are unfunded.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The postretirement benefit liability at December 31, 1996 and December 31, 1995 is set forth in the following table.

                                                               1996       1995
                                                              ------     ------
                                                            Amounts in Millions
Accumulated postretirement benefit obligation ("APBO"):
  Retirees ...............................................     $22.5      $21.8
  Fully eligible, active plan participants ...............       4.1        4.8
  Other active plan participants .........................       8.3       13.8
                                                               -----      -----
Unfunded postretirement obligation .......................      34.9       40.4
Unrecognized prior service cost ..........................      --         (0.5)
Unrecognized net gain ....................................      (7.7)      (0.8)
Unrecognized transition obligation .......................      26.2       28.3
                                                               -----      -----
Accrued postretirement benefit obligation ................     $16.4      $13.4
                                                               =====      =====

     The components of net periodic postretirement benefit cost were as follows.

                                                                                Years ended December 31,
                                                                           ---------------------------------
                                                                           1996           1995          1994
                                                                           -----          -----         ----
                                                                                   Amounts in Millions
Service cost, benefits earned during the period .........................   $1.1          $1.1          $1.2
Interest cost on accumulated postretirement benefit obligation ..........    2.4           3.2           2.8
Amortization of unrecognized transition obligation ......................    1.7           1.7           1.7
Amortization of gain ....................................................   (0.6)          --             --
Amortization of unrecognized prior service cost .........................     --          (0.1)           --
                                                                            ----          ----          ----

 Net periodic postretirement benefit cost ...............................   $4.6          $5.9          $5.7
                                                                            ====          ====          ====

     The following assumptions were used for calculating the APBO shown in the preceding tables.

                                                                            1996          1995          1994
                                                                           -------       -------       -------
  Discount Rate .........................................................    7.50%          7.25%        8.75%
  Rate of increase in compensation ......................................    4.50%          4.50%        5.00%
  Assumed Health Care Cost Trend Rate:
       Retirees prior to reaching age 65 ................................    9.00%         10.00%       11.00%
       Retirees older than 65 ...........................................    6.00%          7.00%        8.00%

     The assumed health care cost trend rates decline to an ultimate level of 4.75% in 2001 for retirees prior to reaching age 65 and 4.75% in 1998 for retirees older than 65 for 1996, 4.75% in 2003 for retirees prior to reaching age 65 and 4.75% in 2000 for retirees older than 65 for 1995 and 6.25% in 2001 for all retirees for 1994.

     If the health care cost trend rate were increased by 1%, the APBO relating to the medical benefits as of December 31, 1996, would be increased by $2.4 million (9.5%), and the sum of the service cost and interest cost components of net periodic postretirement benefit cost relating to the medical benefits for 1996 would be increased by $0.3 million (12.4%).

Savings Incentive Plan

     Certain employees of the Corporation participate in The CIT Group Holdings, Inc. Savings Incentive Plan. This plan qualifies under section 401(k) of the Internal Revenue Code. The Corporation's expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $9.1 million, $8.2 million and $8.0 million for 1996, 1995 and 1994, respectively.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 13--Lease Commitments

     The Corporation has entered into noncancellable long-term lease agreements for premises and equipment. The following table presents future minimum rentals under such noncancellable leases that have initial or remaining terms in excess of one year at December 31, 1996.

At December 31,                                         Amounts in Millions
---------------                                         -------------------

   1997 ...............................................       $ 23.8
   1998 ...............................................         22.3
   1999 ...............................................         18.9
   2000 ...............................................         15.6
   2001 ...............................................         14.5
   Thereafter .........................................         60.5
                                                              ------
    Total .............................................       $155.6
                                                              ======

     In addition to fixed lease rentals, leases require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $19.6 million due in the future under noncancellable subleases.

     Rental expense, net of sublease income on premises and equipment, was as follows.

                                                  Years ended December 31,
                                          -------------------------------------
                                            1996           1995          1994
                                           -------       --------       -------
                                                      Amounts in Millions

  Premises                                  $18.0         $18.0         $18.3
  Equipment                                   6.3           5.7           5.2
  Less sublease income                       (1.2)         (1.3)         (1.3)
                                            -----         -----         -----
      Total                                 $23.1         $22.4         $22.2
                                            =====         =====         =====

     Rental expense paid to Chase totaled $0.5 million, $0.6 million and $1.6 million in 1996, 1995 and 1994, respectively.

Note 14--Legal Proceedings

     In the ordinary course of business, there are various legal proceedings pending against the Corporation. Management believes that the aggregate liabilities, if any, arising from such actions will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

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


                                                                Due to expire
                                                           ----------------------          Total         Total
                                                            Within         After        outstanding   outstanding
At December 31,                                             one year     one year          1996          1995
--------------                                             --------      --------       ----------   -----------
                                                                             Amounts in Millions
Unused commitments to extend credit
    Loans ..............................................   $1,457.2         $30.2         $1,487.4     $1,244.1
    Leases .............................................       50.9            --             50.9         61.6
Letters of credit and acceptances
    Standby letters of credit ..........................      144.8           6.8            151.6        176.9
    Other letters of credit ............................      221.2          10.5            231.7        197.2
    Acceptances ........................................       14.6            -              14.6          3.9
Guarantees .............................................       51.9          28.0             79.9        101.2
Foreign exchange contracts .............................        0.8             -              0.8          0.1


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

     Actual fair values in the marketplace are affected by other significant factors, such as supply and demand, investment trends and the motivations of buyers and sellers, which are not considered in the methodology used to determine the estimated fair values presented. In addition, fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of future business transactions and the value of assets and liabilities that are part of the Corporation's overall value but are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include customer base, operating lease equipment, premises and equipment, assets received in satisfaction of loans, and deferred tax balances. In addition, tax effects relating to the unrealized gains and losses (differences in estimated fair values and carrying values) have not been considered in these estimates and can have a significant effect on fair value estimates. The carrying amounts for cash and cash equivalents approximate fair value because they have short maturities and do not present significant credit risks. Credit-related commitments, as disclosed in
Note 15, are primarily short-term floating rate contracts whose terms and conditions are individually negotiated, taking into account the creditworthiness of the customer and the nature, accessibility and quality of the collateral and guarantees. Therefore, the fair value of credit-related commitments, if exercised, would approximate their contractual amounts.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Estimated fair values, recorded carrying values and various assumptions used in valuing the Corporation's financial instruments at December 31, 1996 and 1995 are set forth below.


                                                                   1996                         1995
                                                        --------------------------   -------------------------
                                                           Carrying      Estimated      Carrying     Estimated
                                                            Value       Fair Value       Value       Fair Value
                                                        ----------       ---------    ----------     ---------
                                                            Asset          Asset         Asset         Asset
                                                         (Liability)    (Liability)   (Liability)   (Liability)
                                                        ----------       ---------    ----------     ---------
                                                                           Amounts in Millions

Finance Receivables-Loans(a) ........................    $13,275.2      $13,480.1       $12,563.4    $12,844.1
Other Assets(b) .....................................    $   389.7      $   424.4       $   305.5    $   333.2
Commercial Paper(c) .................................    $(5,827.0)     $(5,827.0)      $(6,105.6)   $(6,105.6)
Fixed rate senior notes and
  subordinated fixed rate notes(d) ..................    $(5,061.2)     $(5,091.6)      $(3,637.0)   $(3,762.2)
Variable rate notes(d) ..............................    $(3,717.5)     $(3,714.3)      $(3,827.5)   $(3,827.5)
Credit balances of factoring clients and
    accrued liabilities and payables(e) .............    $(1,578.9)     $(1,578.9)      $(1,344.8)   $(1,344.8)
Derivative Financial Instruments(f)
  Interest Rate Swaps
    Off-balance sheet assets ........................    $     --       $     6.3       $     --     $      2.8
    Off-balance sheet liabilities ...................    $     --        $  (64.6)      $     --     $   (107.8)
    Cross currency interest rate swaps ..............    $     --       $    14.1       $     --     $     36.8
  Forward interest rate agreement ...................    $     --       $     --        $     --     $     (0.5)


----------------
(a) The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 7.96% to 9.37% for 1996 and 8.46% to 9.99% for 1995. The maturities used represent the average contractual maturities adjusted for prepayments. For floating rate loans that reprice frequently and have no significant change in credit quality, fair values approximate carrying value. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $3.5 billion in 1996 and $3.0 billion in 1995.

(b) Other assets subject to fair value disclosure include accrued interest receivable, excess servicing assets and investment securities. The carrying amount of accrued interest receivable approximates fair value. The fair value of excess servicing assets was determined by adjusting the present value of remaining cash flows for anticipated prepayment and loss experience. Investment securities actively traded in a secondary market were valued using quoted available market prices. Investments not actively traded in a secondary market were valued based upon recent selling price or present value discounted cash flow analysis. The carrying value of other assets not subject to fair value disclosure totaled $261.8 million in 1996 and $250.8 million in 1995.

(c) The estimated fair value of commercial paper approximates carrying value due to its relatively short maturity.

(d) Fixed rate notes were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by the Corporation of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 5.53% to 6.95% in 1996 and 5.30% to 6.25% in 1995. The estimated fair value for variable rate notes differs from carrying value as a result of a foreign denominated issuance.

(e) The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Accrued liabilities and payables with no stated maturities have an estimated fair value which approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $672.5 million in 1996 and $591.2 million in 1995.

(f) As previously disclosed in Note 7-Derivative Financial Instruments, the notional principal amount of interest rate swaps designated as hedges against the Corporation's debt totaled $5.26 billion at December 31, 1996 ($1.80 billion of which related to interest rate swaps whose fair market value represented an asset and $3.46 billion related to interest rate swaps whose fair market value represented a liability, after adjusting for master netting agreements) and $5.27 billion at December 31, 1995 ($0.7 billion of assets and $4.6 billion of liabilities). The notional principal amount of cross currency interest rate swaps totaled $218.6 million at December 31, 1996 and $190.2 million at December 31, 1995. The estimated fair values of derivative financial instruments are obtained from dealer quotes and represent the net amount receivable or payable to terminate the agreement, taking into account current market interest rates and counterparty credit risk.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 17--Investments in Debt and Equity Securities

     At December 31, 1996 and 1995, the book value of the Corporation's investments in debt and equity securities subject to the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" totaled $24.4 million and $22.3 million, respectively, all of which was designated as available for sale. Unrealized gains and losses, representing the difference between amortized cost and current fair market value were immaterial.

Note 18--Accounting for Stock-Based Compensation

     The Corporation's Long Term Incentive Plan (the "CIT Career Incentive Plan") awards phantom shares of stock to selected executives. The performance period for each plan is three consecutive calendar years and performance goals are a function of net income growth targets and return on equity performance. The value of the shares is determined at the end of each performance period based upon a price/earnings multiplier determined by the Executive Committee of the Board of Directors of the Corporation. Following the end of a performance period, one-third of the shares vest immediately and one-third vest at the end of each of the next two years. All vested shares are settled in cash. Prior to January 1, 1996, the Corporation accounted for the CIT Career Incentive Plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which did not change the accounting for plans settled in cash and, therefore, had no impact on the Corporation. Compensation cost is recognized over the periods in which the participants' services are rendered and a liability has been established for the estimated payments to participants. The amount of compensation cost recorded for the CIT Career Incentive Plan during 1996, 1995 and 1994 was $9.5 million, $3.8 million and $4.0 million, respectively.

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

     The Corporation's interest-bearing deposits generally represent overnight money market investments of excess cash that are maintained for liquidity purposes. At December 31, 1995, the Corporation had $135.0 million of interest-bearing deposits with DKB. At December 31, 1996, the Corporation had no such deposits. From time to time, the Corporation may maintain such deposits with DKB or Chase.

     At December 31, 1996, the Corporation's credit line coverage with 60 banks totaled $5.18 billion of committed facilities. Additional information regarding these credit lines can be found in Note 6-Debt. At December 31, 1996, DKB was a committed bank under a $3.6 billion revolving credit facility, a $244.0 million revolving credit facility, a $1.2 billion revolving credit facility, and an $81.0 million revolving credit facility, with commitments of $108.8 million, $93.8 million, $36.3 million and $31.3 million, respectively. DKB is the agent under the $244.0 million facility and the $81.0 million facility. Chase is both the agent and a committed bank under the $3.6 billion revolving credit facility and the $1.2 billion revolving credit facility with commitments of $187.5 million and $62.5 million, respectively.

     At December 31, 1995, the Corporation's credit line coverage with 69 banks totaled $4.64 billion of committed facilities. At December 31, 1995, DKB was a committed bank under a $1.25 billion revolving credit facility, a $770.0 million revolving credit facility, and a $325.0 million revolving credit facility, with

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

commitments of $55.0 million, $80.0 million and $105.0 million, respectively. DKB was a co-agent under the $1.25 billion and $770.0 million revolving credit facilities and the Agent under the $325.0 million facility.

     The Corporation has entered into interest rate swap and cross currency interest rate swap agreements with financial institutions acting as principal counterparties, including affiliates of DKB and Chase. At December 31, 1996, the notional principal amount outstanding on interest rate swap agreements with DKB and Chase totaled $270.0 million and $705.0 million, respectively. At December 31, 1995, the notional principal amount outstanding on interest rate swap agreements with DKB and Chase totaled $270.0 million and $300.0 million, respectively. The notional principal amount outstanding on foreign currency swaps totaled $168.0 million and $140.2 million with DKB at year-end 1996 and 1995, respectively.

     The Corporation has entered into leveraged leasing arrangements with third party loan participants, including affiliates of DKB. Amounts owed to affiliates of DKB are discussed in Note 3-Finance Receivables.

     The Corporation held a $9.0 million letter of credit from Chase as additional collateral on a business aircraft loaned to a third party with an outstanding balance of $22.2 million and $23.1 million at December 31, 1996 and 1995, respectively. Chase is also indebted to the Corporation in the amount of $7.3 million and $7.7 million, at December 31, 1996 and 1995, respectively, for financing relating to the purchase of a business aircraft by Chase.

     The Corporation has also entered into various noncancellable long-term facility lease agreements with Chase. Future minimum rentals under these leases are $0.5 million in 1997, $0.5 million in 1998, $0.4 million in 1999, $0.1 million in 2000.

     At December 31, 1996 and 1995, the Corporation had entered into credit-related commitments with DKB in the form of letters of credit totaling $19.8 million and $21.7 million, respectively, equal to the amount of the single lump sum premium necessary to provide group life insurance coverage to certain eligible retired employees and an amount to fund certain overseas finance receivables.

     The Corporation purchased finance receivables totaling $33.4 million from Chase during 1996.

     The Corporation has entered into cash collateral loan agreements with DKB pursuant to which DKB made loans to four separate cash collateral trusts in order to provide additional security for payments on the certificates of the related contract trusts. These contract trusts were formed for the purpose of securitizing certain recreational vehicle and recreational marine finance receivables. At December 31, 1996 and 1995, the principal amount outstanding on the cash collateral loans was $40.7 million and $12.3 million, respectively. The Corporation has entered into multiple trust agreements with Chase with respect to certain securitization transactions.

Note 21--Subsequent Event--Preferred Capital Securities

     In February 1997, CIT Capital Trust I, (the "Trust"), a wholly-owned subsidiary of the Corporation, issued $250.0 million of 7.70% Preferred Capital Securities (the "Capital Securities") in a private offering. The Trust subsequently invested the offering proceeds in Junior Subordinated Debentures (the "Debentures") of the Corporation, having identical rates and payment dates. The Debentures of the Corporation represent the sole assets of the Trust. Holders of the Capital Securities are entitled to receive cumulative distributions at an annual rate of 7.70% through either the redemption date or maturity of the Debentures (February 15, 2027). Both the Capital Securities issued and the Trust owned Debentures of the Corporation are redeemable in whole or in part on or after February 15, 2007 or at anytime in whole upon changes in specific tax legislation, bank regulatory guidelines or securities law. Distributions by the Trust are guaranteed by the Corporation to the extent that the Trust has funds available for distribution.

                 THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     For financial reporting purposes, the Capital Securities will be presented in the consolidated balance sheet of the Corporation as a separate line item directly above stockholders' equity and captioned "Redeemable preferred capital securities of subsidiary holding solely parent company debentures". For financial reporting purposes, the Corporation will record distributions payable on the Capital Securities as an expense in the consolidated statements of income.

Note 22--Selected Quarterly Financial Data (Unaudited)


                                                                               1996
                                              ------------------------------------------------------------------
                                              First           Second           Third        Fourth
                                             Quarter          Quarter         Quarter       Quarter        Year
                                              ------          -------         ------        ------       -------
                                                                       Amounts in Millions
Net finance income .........................  $195.4           $197.3         $201.4        $203.8        $797.9
Fees and other income ......................    52.7             73.2           50.9          67.3         244.1
Salaries and general operating expenses ....    95.9             97.6           97.9         101.7         393.1
Provision for credit losses ................    27.8             26.6           24.2          32.8         111.4
Depreciation on operating
 lease equipment ...........................    27.5             28.8           28.0          37.4         121.7
Provision for income taxes .................    37.1             45.1           37.1          36.4         155.7
Net income .................................  $ 59.8           $ 72.4         $ 65.1        $ 62.8        $260.1
                                              ------------------------------------------------------------------
                                                                              1995
                                              ------------------------------------------------------------------
                                              First           Second           Third        Fourth
                                             Quarter          Quarter         Quarter       Quarter        Year
                                              ------          -------         ------        ------        ------
                                                                       Amounts in Millions

Net finance income .........................  $164.5           $171.5         $178.8        $182.9        $697.7
Fees and other income ......................    43.4             41.9           47.8          51.6         184.7
Salaries and general
 operating expenses ........................    84.8             82.3           85.9          92.7         345.7
Provision for credit losses ................    21.0             22.2           24.0          24.7          91.9
Depreciation on operating
 lease equipment ...........................    17.6             17.2           21.4          23.5          79.7
Provision for income taxes .................    31.7             35.2           36.8          36.1         139.8
Net income .................................  $ 52.8           $ 56.5         $ 58.5        $ 57.5        $225.3
                                              ------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

     The names and ages of all directors, executive officers and certain significant employees of the Corporation as of February 1, 1997, and a biographical summary of each such person, appear on the following pages. No family relationship exists among these persons. The executive officers were appointed by and hold office at the will of the Board of Directors.


                                                                                         Other Positions/Offices
                                   Current Positions/Offices                         Held During the Past Five Years
     Name and Age                   and Date of Appointment                              and Date of Appointment
-----------------------    --------------------------------------------      ----------------------------------------------

DIRECTORS

Hisao Kobayashi      61    Senior Advisor, The Dai-Ichi Kangyo     5/95      Senior Managing Director, DKB             5/93
                           Bank, Limited ("DKB")                             Managing Director, DKB                    6/91
                           Chairman,The CIT Group Holdings,        7/92
                           Inc. ("CIT")
                           Director, CIT                          12/89

Albert R. Gamper Jr. 54    President & Chief Executive            12/89      Not applicable
                           Officer, CIT
                           Director, CIT                           5/84

Takasuke Kaneko      54    Director CIT                            6/95      Director and General Manager,             8/94
                           Managing Director, DKB                  5/95      International Planning and
                                                                             Coordination Division, DKB
                                                                             Director and General Manager,             6/94
                                                                             International Planning Division, DKB
                                                                             General Manager, International            5/94
                                                                             Planning Division, DKB
                                                                             General Manager, International            5/93
                                                                             Finance Division, DKB
                                                                             Senior Executive Vice President, CIT      1/90
                                                                             Director, CIT                            12/89

Kenji Nakamura       53    Director, CIT                          6/95       General Manager,                          5/95
                           Director and General Manager,          6/95       New York Branch and Cayman
                           New York Branch, DKB                              Branch, DKB
                                                                             General Manager,                         10/93
                                                                             Otemachi Branch, DKB
                                                                             Deputy General Manager,                   5/92
                                                                             Personnel Division, DKB
                                                                             Deputy General Manager,                   6/91
                                                                             Personnel Planning Division, DKB

Joseph A. Pollicino  57    Vice Chairman, CIT                     12/89      Not applicable
                           Director, CIT                          8/86

Paul N. Roth         57    Director, CIT                          12/89      Not applicable
                           Partner, Schulte Roth & Zabel          8/69

Peter J. Tobin       52    Chief Financial Officer,               4/96       Chief Financial Officer, Chemical         1/92
                           The Chase Manhattan Corporation                   Bank & Chemical Banking
                           Director, CIT                          5/84       Corporation

Keiji Torii          49    Senior Executive Vice President, CIT   4/96       Executive Vice President, CIT             5/93
                           Director, CIT                          5/93       Chief Inspector,                          2/93
                                                                             Inspecting Division, DKB
                                                                             Assistant General Manager,                6/90
                                                                             Securities Division, DKB

Yasuo Tsunemi        49    Director, CIT                          4/96       General Manager, International Banking    8/94
                           General Manager, International         5/95       Coordination Division, DKB
                           Planning and Coordination Division, DKB           General Manager, Americas Division, DKB   5/94
                                                                             Credit Supervisor, International Credit   1/92
                                                                             Supervision Division, DKB

Yukiharu Uno         44    Executive Vice President, CIT          4/96       Assistant General Manager of the Americas 8/94
                           Director, CIT                          4/96       Group, International Banking Coordination
                                                                             Division, DKB
                                                                             Head of CIT Office,                       9/93
                                                                             Americas Division, DKB
                                                                             Manager, Americas Division, DKB           4/91


                                                                                         Other Positions/Offices
                                   Current Positions/Offices                         Held During the Past Five Years
     Name and Age                   and Date of Appointment                              and Date of Appointment
-----------------------    --------------------------------------------      ----------------------------------------------

EXECUTIVE OFFICERS (1)

Thomas L. Abbate     51    Executive Vice President, Chief        8/90       Not applicable
                           Credit Officer, The CIT Group/
                           Industrial Financing & Executive Vice
                           President, Credit Administration,
                           The CIT Group

Thomas C. Bloch      52    President & CEO, The CIT Group/        2/96       Executive Vice President, The CIT Group/   4/94
                           Business Credit                                   Business Credit
                                                                             Senior Vice President, The CIT Group/      4/85
                                                                             Capital Equipment Financing

James J. Egan Jr.    57    President & CEO, The CIT               9/87       Not applicable
                           Group/Sales Financing

George J. Finguerra  56    Senior Executive Vice President,       1/97       Senior Executive Vice President,           4/91
                           The CIT Group/Equipment Financing                 The CIT Group/Capital
                                                                             Equipment Financing

Thomas B. Hallman    44    President & CEO, The CIT Group/        5/95       President & Director, National Product     6/94
                           Consumer Finance                                  Division, Globe Mortgage Company
                                                                             Director, National Residential Lending,    3/93
                                                                             First Nationwide Bank
                                                                             Director, National Mortgage Origination,   8/85
                                                                             Citibank, N.A. & Citicorp

Thomas A. Johnson    50    General Auditor, CIT                   1/90       Not applicable

Joseph M. Leone      43    Executive Vice President &             7/95       Executive Vice President, The CIT          6/91
                           Chief Financial Officer, CIT                      Group/Sales Financing

Lawrence A. Marsiello 47   President & CEO, The CIT               1/92       Not applicable
                           Group/Commercial Services

Robert J. Merritt    55    President & CEO, The CIT               12/86      Not applicable
                           Group/Industrial Financing

William M. O'Grady   57    Executive Vice President,              1/86       Not applicable
                           Administration, The CIT Group

Thomas J. O'Rourke   58    Senior Vice President, Marketing,      10/84      Not applicable
                           The CIT Group

Sharon L. Spector    51    President & CEO, The CIT Group/        1/97       Senior Executive Vice President,
                           Credit Finance                                    The CIT Group/Commercial Services          5/94
                                                                             Executive Vice President,
                                                                             The CIT Group/Commercial Services          5/88

Ernest D. Stein      56    Executive Vice President,              2/94       Senior Vice President & Deputy General     4/93
                           General Counsel & Secretary, CIT                  Counsel, CIT
                                                                             Senior Vice President & Assistant          3/92
                                                                             General Counsel, CIT
                                                                             Executive Vice President & General        12/85
                                                                             Counsel, Manufacturers Hanover Corp.

Nikita Zdanow        59    President & CEO, The CIT Group/        4/85       Not applicable
                           Capital Equipment Financing


----------
(1)  Messrs. Gamper, Pollicino, Torii, and Uno, whose biographical summaries are
     listed  on  the  preceding  page,  are  also  Executive   Officers  of  the
     Corporation.

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

Outside Directorships

     As indicated in the table, some of the Directors of the Corporation concurrently hold positions as directors or executive officers of Chase or CBC or of subsidiaries or other affiliates of the Corporation, DKB, or Chase. Mr. Kobayashi is a director of AFLAC, Inc., a life insurance company, which is not affiliated with the Corporation and which is listed on the New York Stock Exchange. A number of the Executive Officers are also directors of privately held and not-for-profit organizations not affiliated with the Corporation.

Item 11.    Executive Compensation.

     The table below sets forth the annual and long-term compensation, including bonuses and deferred compensation, of the President and Chief Executive Officer, the Vice Chairman, and the other three most highly compensated executive officers of the Corporation for services rendered in all capacities to the Corporation and its subsidiaries during the fiscal years ended December 31, 1996, 1995, and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                                                    Compensation
                                                                                    ------------
                                                   Annual Compensation                 Payouts
                                         ----------------------------------------    ----------
         (a)                    (b)          (c)           (d)           (e)             (f)          (g)
     Name and                                                        Other Annual       LTIP        All Other
Principal Position             Year        Salary        Bonus(1)   Compensation(2)  Payouts(3)  Compensation(4)
------------------             ----        ------         -----     -------------     -------    ------------
Albert R. Gamper, Jr. ........  1996      $600,002       $785,000       $74,319       $722,369      $33,000
President and Chief ..........  1995      $542,302       $675,000       $87,626       $722,369      $30,692
Executive Officer ............  1994      $530,379       $600,000       $46,092       $295,748      $30,215
Joseph A. Pollicino ..........  1996      $439,998       $550,000       $44,775       $433,400      $26,600
Vice Chairman ................  1995      $401,523       $475,000       $51,205       $433,400      $25,061
                                1994      $392,294       $425,000       $28,340       $177,440      $24,692
Lawrence A. Marsiello ........  1996      $246,231       $235,000       $14,882       $173,360      $18,849
President and Chief ..........  1995      $237,000       $220,000       $19,490       $173,360      $18,480
Executive Officer ............  1994      $227,308       $200,000       $12,035       $ 73,948      $18,092
Commercial Services
Robert J. Merritt ............  1996      $279,039       $285,000       $16,803       $198,606      $20,162
President and Chief ..........  1995      $268,064       $240,000       $22,726       $198,606      $19,723
Executive Officer ............  1994      $257,115       $210,000       $13,359       $ 81,312      $19,285
Industrial Financing
Nikita Zdanow ................  1996      $281,024       $225,000       $17,196       $198,606      $20,241
President and Chief ..........  1995      $270,054       $250,000       $22,224       $198,606      $19,802
Executive Officer ............  1994      $261,404       $250,000       $14,637       $ 96,128      $19,456
Capital Equipment Financing

----------
(1) Under The CIT Group Bonus Plan, cash awards for each calendar year may be paid in amounts determined by the Executive Committee of the Board of Directors in its discretion. Senior Officer awards are reviewed and approved by the Board of Directors. The amount of awards depends on a variety of factors, including corporate performance and individual performance during the calendar year for which awards are made. All or a part of a cash award for a particular year may be paid currently or deferred and paid upon retirement in up to 5 annual installments at the option of the participant. All awards are subject to appropriate taxes and deferred amounts are credited annually with interest.

(2) The payments set forth under Other Annual Compensation represent the dividends paid under the CIT Career Incentive Plan. For the performance period 1990-1992 under the CIT Career Incentive Plan, Mr. Gamper held 6,666 phantom shares of stock, Mr. Pollicino 4,000 phantom shares, Mr. Marsiello 1,666 phantom shares, Mr. Merritt 1,833 phantom shares and Mr. Zdanow 2,166 phantom shares, all of which were vested and paid out pursuant to the scheduled payout as of December 31, 1994. For the performance period 1993-1995, Mr. Gamper was awarded 20,000 phantom shares, Mr. Pollicino was awarded 12,000 phantom shares, Mr. Marsiello was awarded 4,800 phantom shares, Mr. Merritt was awarded 5,500 phantom shares, and Mr. Zdanow was awarded 5,500 phantom shares. The shares awarded for the performance period 1993-1995 are vested in one-third increments commencing January 1996. For the performance period 1996-1998 under the CIT Career Incentive Plan, Mr. Gamper was awarded 20,000 phantom shares of stock, Mr. Pollicino was awarded 12,000 phantom shares, Mr. Marsiello was awarded 3,225 phantom shares, Mr. Merritt was awarded 3,600 phantom shares and Mr. Zdanow was awarded 3,750 shares. The shares awarded for the performance period 1996-1998 will vest in one-third increments commencing January 1999.

(3) The payments set forth under LTIP Payouts represent the payout of shares vested under the CIT Career Incentive Plan. The payout in 1994 is for shares awarded for the performance period 1990-1992. The payouts in 1995 and 1996 are for shares awarded for the performance period 1993-1995. Dividends received under this Plan are set forth under Other Annual Compensation. (The CIT Career Incentive Plan is described in "Long Term Incentive Plan".)

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

LONG-TERM INCENTIVE PLAN

     Under The CIT Group Holdings, Inc. Career Incentive Plan (the "CIT Career Incentive Plan"), awards are granted in the form of phantom shares of stock by the Executive Committee of the Board of Directors in its discretion. Participants in the CIT Career Incentive Plan are selected by the Executive Committee from among the executives of the Corporation and its subsidiaries who are in a position to make a substantial contribution to the long-term financial success of the Corporation or its subsidiaries. Grants to the members of the Executive Committee are made by the Board of Directors. The amount of phantom shares eligible for allocation during a Performance Period is determined by the Executive Committee. The Performance Period is at least three consecutive calendar years. The Executive Committee determines the Performance Goals for each Performance Period, which are tied to net income growth targets and return on equity performance. The value of the phantom shares is determined at the end of each Performance Period and compared against the pre-established Performance Goals. Following the end of a Performance Period, one-third vest immediately and one-third vest at the end of each of the next two years. Cash dividends on individual shares are paid quarterly during the performance period and the vesting period based on the number of phantom shares granted to a participant. The basis of the dividend is the quarterly return on equity of the Corporation.

     All or a part of the value of a vested award may either be paid currently in cash or deferred in up to 5 annual installments. Deferred amounts are credited with interest at a rate determined annually by the Executive Committee.

                            LONG-TERM INCENTIVE PLANS
                           AWARDS IN LAST FISCAL YEAR

                                                                                   Estimated Future Payouts
                                                                              Under Non-Stock Price-Based Plans
       (a)                             (b)               (c)                 (d)            (e)              (f)
                                 Number of Shares,   Performance or      ----------------------------------------------
                                  Units or Other   Other Period Until     Threshold        Target          Maximum
      Name                          Rights (#)    Maturation or Payout  ($ per share)   ($ per share)   ($ per share)(1)
-----------------------------------------------------------------------------------------------------------------------
Albert R. Gamper, Jr. ..........      20,000           1996-1998              --            176.52          355.13
President and Chief
Executive Officer
Joseph A. Pollicino ............      12,000           1996-1998              --            176.52          355.13
Vice Chairman
Lawrence A. Marsiello ..........       3,225           1996-1998              --            176.52          355.13
President and Chief
Executive Officer
Commercial Services
Robert J. Merritt ..............       3,600           1996-1998              --            176.52          355.13
President and Chief
Executive Officer
Industrial Financing
Nikita Zdanow ..................       3,750           1996-1998              --            176.52          355.13
President and Chief
Executive Officer
Capital Equipment
Financing


----------
(1) The aggregate amount of all award payouts shall not exceed 3% of the total pre-tax income of the Corporation during the Performance Period.

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

                               PENSION PLAN TABLE



  Final
  Average                                  Annual Benefits Based on Years of Credited Service (1)
 Salary of                    -------------------------------------------------------------------------------
 Employee                         15            20            25             30           35            40
-----------                      ----          ----          ----           ----         ----          ----
$150,000 .................     43,242        57,656         64,570         71,484        78,397        85,897
 200,000 .................     58,242        77,656         87,070         96,484       105,897       115,897
 250,000 .................     73,242        97,656        109,570        121,484       133,397       145,897
 300,000 .................     88,242       117,656        132,070        146,484       160,897       175,897
 350,000 .................    103,242       137,656        154,570        171,484       188,397       205,897
 400,000 .................    118,242       157,656        177,070        196,484       215,897       235,897
 450,000 .................    133,242       177,656        199,570        221,484       243,397       265,897
 500,000 .................    148,242       197,656        222,070        246,484       270,897       295,897
 550,000 .................    163,242       217,656        244,570        271,484       298,397       325,897
 600,000 .................    178,242       237,656        267,070        296,484       325,897       355,897
 650,000 .................    193,242       257,656        289,570        321,484       353,397       385,897


----------
(1) At December 31, 1996, Messrs. Gamper, Pollicino, Marsiello, Merritt, and Zdanow had 29, 32, 21, 22 and 29 years of benefit service, respectively.

Executive Retirement Plan

     Executive officers of the Corporation, including Mr. Gamper, Mr. Pollicino, Mr. Marsiello, Mr. Merritt and Mr. Zdanow, are participants under the Executive Retirement Plan. The benefit provided is life insurance equal to approximately three times salary during such participant's employment, with a life annuity option payable monthly by the Corporation upon retirement. The participant pays a portion of the annual premium and the Corporation pays the balance on behalf of the participant. The Corporation is entitled to recoup its payments from the proceeds of the policy. Upon the participant's retirement, a life annuity will be payable out of the current income of the Corporation and the Corporation anticipates recovering the cost of the life annuity out of the proceeds of the life insurance policy payable upon the death of the participants.

     In addition to the table of pension benefits shown on the preceding page, the Corporation is conditionally obligated to make annual payments under the Executive Retirement Plan in the amounts indicated to the following persons at retirement: Mr. Gamper, $343,130, Mr. Pollicino, $217,642, Mr. Marsiello, $163,608, Mr. Merritt, $181,983 and Mr. Zdanow, $127,116.

Compensation Committee Interlocks and Insider Participation

     The Executive Committee of the Board of Directors functions as the compensation committee and sets the compensation for all executives except Messrs. Gamper, Pollicino, Torii and Uno. The members of the Executive Committee are as follows:
                     ALBERT R. GAMPER, JR.
                     JOSEPH A. POLLICINO
                     PETER J. TOBIN
                     KEIJI TORII
                     YUKIHARU UNO

     The Board of Directors, except for Messrs. Gamper and Pollicino, who are absent from any portion of meetings when their compensation is discussed, deliberates over the compensation of Messrs. Gamper and Pollicino. DKB determines the compensation for Messrs. Torii and Uno. Mr. Tobin is an executive of Chase.

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

     In addition to Mr. Gamper and Mr. Pollicino, Mr. Marsiello, Mr. Merritt and Mr. Zdanow have employment agreements with the Corporation, each of which initially ran for three years from December 29, 1989, and subsequently were extended until December 1998. Their agreements provide for the payment of an annual base salary of not less than the amount received prior to the purchase by DKB of 60% of the Corporation's shares, to be reviewed at least annually by the Chief Executive Officer, subject to increases but not to decreases. Their employment agreements also provide for executive incentive compensation under Incentive Plans which will be designed to be no less favorable to them than the Incentive Plans in effect prior to the purchase by DKB of 60% of the Corporation's shares.

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

     If, during the Term of their respective employment agreements, a "Change of Control" occurs, Mr. Gamper, Mr. Pollicino, Mr. Marsiello, Mr. Merritt and Mr. Zdanow will be entitled to receive a "Special Payment." The amount of such Special Payment shall equal, with respect to Mr. Gamper, the sum of his prior four years annual bonuses under the CIT Bonus Plan, with respect to Mr. Pollicino, the sum of his prior three years annual bonuses under the CIT Bonus Plan, and with respect to Mr. Marsiello, Mr. Merritt and Mr. Zdanow, the sum of their prior two years annual bonuses under The CIT Bonus Plan. The Special Payment will be payable over a two year period as follows: 1/3 of the payment shall be paid within 30 days after the Change of Control; 1/3 shall be paid on or before the first anniversary date of such Change of Control; and 1/3 shall be paid on or before the second anniversary date of such Change of Control. If during the two year period commencing on the date of such Change of Control and ending on the second anniversary of such date, their employment is involuntarily terminated by the Company for cause or they voluntarily terminate employment for any reason other than "Good Reason" as defined in their respective employment agreements or they breach the non-compete or confidentiality provisions of their agreements, they shall not receive any remaining unpaid installments of this Special Payment.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the ownership of all of the issued and outstanding common stock of the Corporation, as of March 1, 1997.

      Name and Address of Owner              Shares Owned           Percentage
      -------------------------              ------------           ----------

The Dai-Ichi Kangyo Bank, Limited                 800                  80%
   1-5, Uchisaiwaicho 1-chome
   Chiyoda-ku, Tokyo 100

CBC Holding (Delaware) Inc.                       200                  20%
   270 Park Avenue
   New York, NY 10017

     No officer or director of the Corporation owns any common stock of the Corporation. In addition, the voting securities of any class of securities of DKB and Chase, the parent of CBC Holding, owned by each officer and director of the Corporation individually, and all officers and directors as a group, does not exceed one percent of the issued and outstanding securities comprising any such class of stock so owned.

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

     Schulte Roth & Zabel LLP, of which Mr. Roth is a partner, provides legal services to the Corporation. Schulte Roth & Zabel LLP has been retained in the past and will continue in the future to serve as outside counsel for DKB.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

     (a) The following documents are filed with the Securities and Exchange Commission as part of this report:

1. The financial statements of The CIT Group Holdings, Inc. and Subsidiaries as set forth on pages 27-49.

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

          10(b)(2) Extension of  Employment  Agreement of Albert R. Gamper,  Jr.
                   (incorporated by reference to Exhibit 10(b)(2) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1992).

          10(b)(3) Extension of  Employment  Agreement of Albert R. Gamper,  Jr.
                   (incorporated by reference to Exhibit 10(b)(3) to Form 10-K filed by the Corporation for the fiscal year ended December 31, 1994).

          10(c)    Employment Agreement of Nikita Zdanow.

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

          21       Subsidiaries of the Registrant.

          23       Consent of KPMG Peat Marwick LLP.

          24       Powers of Attorney.

          27       Financial Data Schedule (filed electronically)


     (b) A Current Report on Form 8-K dated October 17, 1996 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended September 30, 1996.

     A Current Report on Form 8-K dated December 24, 1996 was filed with the Commission reporting a special dividend by the Corporation to its stockholders and a subsequent capital contribution in a like aggregate principal amount by the stockholders to the Corporation in December 1996.

     A Current Report on Form 8-K dated January 23, 1997, as amended by Form 8-K/A dated February 14, 1997, was filed with the Commission reporting the Corporation's announcement of results for the year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE CIT GROUP HOLDINGS, INC.

                                           By:     /s/ ERNEST D. STEIN
                                           ------------------------------------
                                                      Ernest D. Stein
                                                Executive Vice President,
                                              General Counsel and Secretary

March 5, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   Signature and Title                                                Date
   -------------------                                                ----


       ALBERT R. GAMPER, JR.*
----------------------------------
President, Chief Executive Officer
          and Director
   (principal executive officer)

        HISAO KOBAYASHI*
----------------------------------
            Director

        TAKASUKE KANEKO*
----------------------------------
            Director

         KENJI NAKAMURA*
----------------------------------
            Director


      JOSEPH A. POLLICINO*            *By:  /s/ Ernest D. Stein    March 5, 1997
----------------------------------        ----------------------
            Director                          Ernest D. Stein
                                              Attorney-In-Fact
          PAUL N. ROTH*
----------------------------------
            Director

         PETER J. TOBIN*
----------------------------------
            Director

          KEIJI TORII*
----------------------------------
            Director

         YASUO TSUNEMI*
----------------------------------
            Director

          YUKIHARU UNO*
----------------------------------
            Director


       /S/ JOSEPH M. LEONE                                         March 5, 1997
----------------------------------
         Joseph M. Leone
  Executive Vice President and
     Chief Financial Officer
 (principal accounting officer)

     Original powers of attorney authorizing Albert R. Gamper, Jr., Ernest D. Stein, and Donald J. Rapson and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.