Form 10-Q
period 1997-03-31
CIT GROUP HOLDINGS INC /DE/
filed 1997-05-09
CIK 20388

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

                  For the quarterly period ended MARCH 31, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

                                 (212) 536-1390
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 1, 1997: 1,000 shares.

================================================================================

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

     TABLE OF CONTENTS                                                    PAGE

PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets - March 31, 1997 and
           December 31, 1996.                                               3

          Consolidated Income Statements for the three
           month periods ended March 31, 1997 and 1996.                     4

          Consolidated Statements of Changes in Stockholders' Equity
           for the three month periods ended March 31, 1997 and 1996.       5

          Consolidated Statements of Cash Flows for the three
           month periods ended March 31, 1997 and 1996.                     6

          Note to Condensed Consolidated Financial Statements               7

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8-17

PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                  18


                          PART I. FINANCIAL INFORMATION

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1996 Annual Report on Form 10-K for The CIT Group Holdings, Inc. (the "Corporation"). The discussion of the adoption of Statements of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as amended by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (collectively referred to hereafter as "SFAS 125") as of January 1, 1997 is included in Item 1. Financial Statements.

     The Corporation considers that all adjustments (all of which are normal recurring accruals) necessary for a fair statement of the financial position and results of operations for these periods have been made; however, results for such interim periods are subject to year-end audit adjustments. Results for such interim periods are not necessarily indicative of results for a full year.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)
                                                        March 31,   December 31,
                                                          1997         1996
                                                        ---------    ---------
Assets
Financing and leasing assets
Loans
  Commercial                                            $ 9,996.4    $10,195.6
  Consumer                                                3,186.0      3,239.0
Lease receivables                                         3,834.0      3,562.0
                                                        ---------    ---------
  Finance receivables                                    17,016.4     16,996.6
Reserve for credit losses                                  (222.0)      (220.8)
                                                        ---------    ---------
  Net finance receivables                                16,794.4     16,775.8
Operating lease equipment, net                            1,501.9      1,402.1
Consumer finance receivables
  held for sale                                             539.8        116.3
Cash and cash equivalents                                   176.9        103.1
Other assets                                                571.7        535.2
                                                        ---------    ---------
  Total assets                                          $19,584.7    $18,932.5
                                                        =========    =========
Liabilities and Stockholders' Equity
Debt
Commercial paper                                        $ 6,143.1    $ 5,827.0
Variable rate senior notes                                3,611.5      3,717.5
Fixed rate senior notes                                   4,829.9      4,761.2
Subordinated fixed rate notes                               300.0        300.0
                                                        ---------    ---------
  Total debt                                             14,884.5     14,605.7
Credit balances of factoring clients                      1,193.8      1,134.1
Accrued liabilities and payables                            598.8        594.0
Deferred Federal income taxes                               524.6        523.3
                                                        ---------    ---------
  Total liabilities                                      17,201.7     16,857.1

Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely debentures of the company                   250.0         --

Stockholders' equity
Common stock - authorized, issued
 and outstanding - 1,000 shares                             250.0        250.0
Paid-in capital                                             573.3        573.3
Unrealized gain on investment securities,
 net of taxes                                                 8.5         --
Retained earnings                                         1,301.2      1,252.1
                                                        ---------    ---------
  Total stockholders' equity                              2,133.0      2,075.4
                                                        ---------    ---------
  Total liabilities and stockholders' equity            $19,584.7    $18,932.5
                                                        =========    =========

See accompanying note to condensed consolidated financial statements.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                          (Dollar Amounts in Millions)

                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                              1997         1996
                                                             ------       ------
Finance income                                               $437.1       $402.6
Interest expense                                              223.1        207.2
                                                             ------       ------
  Net finance income                                          214.0        195.4

Fees and other income                                          57.7         52.7
                                                             ------       ------
  Operating revenue                                           271.7        248.1
                                                             ------       ------
Salaries and general operating expenses                        99.9         95.9
Provision for credit losses                                    27.0         27.8
Depreciation on operating lease equipment                      32.1         27.5
Minority interest in subsidiary trust
 holding solely debentures of the company                       1.9         --
                                                             ------       ------
  Operating expenses                                          160.9        151.2
                                                             ------       ------
  Income before provision for income taxes                    110.8         96.9

Provision for income taxes                                     40.7         37.1
                                                             ------       ------
  Net income                                                 $ 70.1       $ 59.8
                                                             ======       ======

See accompanying note to condensed consolidated financial statements.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Amounts in Millions)

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                       1997               1996
                                                      ------             ------

Balance, January 1                                   $2,075.4          $1,914.2
Net income                                               70.1              59.8
Unrealized gain on investment
 securities, net of taxes                                 8.5              --
Dividends paid                                          (21.0)            (37.9)
                                                     --------          --------

Balance, March 31                                    $2,133.0          $1,936.1
                                                     ========          ========

See accompanying note to condensed consolidated financial statements.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)
                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                              1997         1996
                                                             ------       ------

CASH FLOWS FROM OPERATIONS
Net income                                                 $   70.1    $   59.8
Adjustments to reconcile net
 income to net cash flows from
 operations:
 Provision for credit losses                                   27.0        27.8
 Depreciation and amortization                                 37.3        31.6
 Benefit for deferred Federal income taxes                     (2.1)       (3.3)
 Gains on asset sales                                         (20.0)      (12.5)
 Increase in accrued liabilities and payables                   3.3        12.9
 Increase in other assets                                     (24.4)      (16.8)
 Other                                                         (0.5)      (15.0)
                                                           --------    --------
  Net cash flows provided by operations                        90.7        84.5
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                             (7,300.7)   (6,927.7)
Collections on loans                                        7,052.2     6,727.9
Net increase in short-term factoring receivables             (149.2)      (97.6)
Purchases of assets to be leased                             (133.5)      (45.8)
Proceeds from asset and receivable sales                       67.3       256.5
Purchases of investment securities                             (9.2)       (3.5)
Proceeds from sales of assets received
 in satisfaction of loans                                       6.6        10.5
Other                                                          (5.0)       (3.4)
                                                           --------    --------
  Net cash flows used for investing activities               (471.5)      (83.1)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of variable and fixed rate notes                (1,036.3)     (765.5)
Proceeds from the issuance of variable and
 fixed rate notes                                             999.0       950.0
Net increase (decrease) in commercial paper                   316.1      (158.2)
Proceeds from the issuance of company-obligated
 mandatorily redeemable preferred securities of
 subsidiary trust holding solely debentures of
 the company                                                  250.0        --
Repayments of nonrecourse leveraged lease debt                (53.2)      (47.1)
Cash dividends paid                                           (21.0)      (37.9)
                                                           --------    --------
  Net cash flows provided by (used for) financing
    activities                                                454.6       (58.7)
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents           73.8       (57.3)
Cash and cash equivalents, beginning of period                103.1       161.5
                                                           --------    --------
Cash and cash equivalents, end of period                   $  176.9    $  104.2
                                                           ========    ========
Supplemental disclosures
Interest paid                                              $  208.8    $  279.4
Federal and State and local taxes paid                     $    2.0    $    2.2
Noncash transfer of finance receivables to
 finance receivables held for sale                         $  464.8    $  146.7
Noncash transfers of finance receivables to
 assets received in satisfaction of loans                  $    7.3    $   62.1
Noncash transfer of assets received in
 satisfaction of loans to finance receivables              $    4.6    $   --

See accompanying note to condensed consolidated financial statements.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") as amended by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (collectively referred to hereafter as "SFAS 125") on January 1, 1997. SFAS 125 uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers and addresses the accounting for servicing rights on financial assets in addition to mortgage loans. Securitizations of finance receivables are accounted for as sales when legal and effective control over the related receivables is surrendered. Servicing assets or liabilities are recognized when the servicing rights are retained by the seller.

In accordance with the transition rules set forth in SFAS 125, the Corporation, on January 1, 1997, reclassified the portion of previously recognized excess servicing assets that did not exceed contractually specified servicing fees to servicing assets which are included in other assets in the Consolidated Balance Sheets. The remaining balances of previously recognized excess servicing assets are included in other assets in the Consolidated Balance Sheets and are classified as available-for-sale investment securities subject to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses, representing the difference between amortized cost and current fair market value of such assets, are shown as a separate component of stockholders' equity, net of tax, in the Consolidated Balance Sheets.

The Corporation recognized an $8.5 million unrealized gain on investment securities, net of taxes, upon the adoption of SFAS 125 which did not have a significant impact on the Corporation's financial position, results of operations, or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME

Net income for the 1997 first quarter totaled $70.1 million, an increase of $10.3 million (17.4%) from $59.8 million in 1996. The improvement was principally due to an increase in average financing and leasing assets and corresponding growth in net finance income as well as higher fees and other income.

NET FINANCE INCOME

A comparison of 1997 and 1996 first quarter net finance income is set forth below:


---------------------------------------------------------------------------------------------
                                                            Three Months Ended
                                              -----------------------------------------------
                                                     March 31,                  Increase
                                              ----------------------      -------------------
                                                1997          1996         Amount     Percent
                                              --------      --------      ---------   -------
                                                    (Dollar Amounts in Millions)
Finance income                               $    437.1    $    402.6    $     34.5     8.6%
Interest expense                                  223.1         207.2          15.9     7.7%
                                             ----------    ----------    ----------    ----
Net finance income                           $    214.0    $    195.4    $     18.6     9.5%
                                             ==========    ==========    ==========    ====

Average financing and leasing assets (AEA)   $ 17,590.1    $ 16,065.6    $  1,524.5     9.5%
                                             ==========    ==========    ==========    ====

Net finance income as a % of AEA                   4.87%         4.86%
                                             ==========    ==========
---------------------------------------------------------------------------------------------

The increase in net finance income was attributable to a 9.5% growth in average financing and leasing assets (primarily comprised of finance receivables, operating lease equipment and consumer finance receivables held for sale less credit balances of factoring clients) and lower cost of funds offset by slightly lower yields.

A comparative analysis of the weighted average principal outstanding and interest rates paid on the Corporation's debt, before and after giving effect to interest rate swaps, is shown in the following tables.

--------------------------------------------------------------------------------
                                           Three Months Ended March 31, 1997
                                           ---------------------------------
                                           Before Swaps          After Swaps
                                           ------------          -----------
                                              (Dollar Amounts in Millions)
Commercial paper and variable
 rate senior notes                      $ 9,776.2   5.46%     $ 6,258.9   5.38%
Fixed rate senior and
 subordinated notes                       4,914.4   6.55%       8,431.7   6.50%
                                        ---------             ---------
Composite                               $14,690.6   5.82%     $14,690.6   6.02%
                                        =========             =========

--------------------------------------------------------------------------------
                                           Three Months Ended March 31, 1996
                                           ---------------------------------
                                           Before Swaps          After Swaps
                                           ------------          -----------
                                              (Dollar Amounts in Millions)
Commercial paper and variable
 rate senior notes                      $10,060.7   5.54%     $ 7,155.8   5.52%
Fixed rate senior and
 subordinated notes                       3,409.4   7.01%       6,314.3   6.79%
                                        ---------             ---------
Composite                               $13,470.1   5.92%     $13,470.1   6.11%
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

FEES AND OTHER INCOME

Fees and other income totaled $57.7 million in the 1997 first quarter, compared to $52.7 million in 1996. The increase reflects gains on sales of equipment and investments offset by reduced securitization activity ($41.2 million of finance receivables securitized in the first quarter of 1997 as compared to $211.1 million in the first quarter of 1996).

SALARIES AND GENERAL OPERATING EXPENSES

The following table sets forth the components of salaries and general operating expenses:


-------------------------------------------------------------------------------------------
                                                            Three Months Ended
                                              ---------------------------------------------
                                                    March 31,                Increase
                                              -------------------       -------------------
                                                1997        1996         Amount     Percent
                                              -------     -------       ---------   -------
                                                    (Dollar Amounts in Millions)
Salaries and employee benefits               $ 59.3        $ 56.1        $  3.2       5.7%
General operating expenses                     40.6          39.8           0.8       0.2%
                                             ------        ------        ------      ----
                                             $ 99.9        $ 95.9        $  4.0       4.2%
                                             ======        ======        ======      ====

   Percent to AEA                              2.27%         2.39%
                                             ======        ======

   Percent to average serviced assets          2.05%         2.16%
                                             ======        ======
-------------------------------------------------------------------------------------------

The 4.2% increase in salaries and general operating expenses is attributable to the growth in the consumer related business units, as well as to the higher serviced asset portfolio. Management monitors productivity via the relationship of these expenses to both AEA and average serviced assets. As a percentage of AEA, salaries and general operating expenses decreased to 2.27% for the first quarter of 1997 from 2.39% in 1996. As a percentage of average serviced assets, which is comprised of financing and leasing assets, off-balance sheet securitized finance receivables and other consumer receivables serviced for third parties, these expenses improved to 2.05% for the first quarter of 1997 compared to 2.16% for the same period of 1996.

PROVISION AND RESERVE FOR CREDIT LOSSES

The following table summarizes the activity in the reserve for credit losses:


---------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended
                                                                              March 31,
                                                                    -----------------------------
                                                                    1997                     1996
                                                                    ----                     ----
                                                                    (Dollar Amounts in Millions)
Net credit losses (percent, annualized,
of average finance receivables)                               $  25.7    0.60%          $   25.4    0.64%
                                                              =======    ====           ========    ====

Provision for credit losses (percent,
annualized, of AEA)                                           $  27.0    0.61%          $   27.8    0.69%
                                                              =======    ====           ========    ====

---------------------------------------------------------------------------------------------------------
                                                                  At March 31,            At December 31,
                                                                  ------------            ---------------
                                                                      1997                     1996
                                                                      ----                     ----
Reserve for credit losses (percent of finance
 receivables)                                                  $222.0    1.30%            $220.8    1.30%
                                                               ======    ====             ======    ====

---------------------------------------------------------------------------------------------------------

Net credit losses increased slightly during the first quarter of 1997 compared to the first quarter of 1996. The increase was the result of higher consumer net credit losses due to a more seasoned portfolio offset by lower levels of commercial net credit losses.

DEPRECIATION ON OPERATING LEASE EQUIPMENT

Depreciation on operating lease equipment for the first quarter of 1997 was $32.1 million, up from $27.5 million for the same period in 1996, due to additions to the portfolio.

INCOME TAXES

The effective income tax rate for the 1997 first quarter decreased to 36.7%, from 38.3% in the prior year period due to lower state and local taxes.

FINANCING AND LEASING ASSETS

The changes in financing and leasing assets by business unit are presented in the following table:


                                          March 31,   December 31,     Change
                                            1997          1996         Amount     Percent
                                         ----------   ------------     ------     -------
                                                    (Dollar Amounts in Millions)
Finance receivables and consumer
 finance receivables held for sale

Commercial
  Business Credit                        $ 1,351.4     $ 1,235.6     $   115.8       9.4%
  Capital Finance (formerly
   Capital Equipment Financing)(1)         2,576.9       4,302.7      (1,725.8)    (40.1)
  Commercial Services, net(2)                815.6         670.6         145.0      21.6
  Credit Finance                             799.0         797.8           1.2       0.1
  Equipment Financing (formerly
   Industrial Financing)(1)                7,093.7       5,616.8       1,476.9      26.3
                                         ---------     ---------     ---------     -----
                                          12,636.6      12,623.5          13.1       0.1
                                         ---------     ---------     ---------     -----
Consumer
  Consumer Finance                         2,143.8       2,005.5         138.3       6.9
  Sales Financing                          1,582.0       1,349.8         232.2      17.2
                                         ---------     ---------     ---------     -----
                                           3,725.8       3,355.3         370.5      11.0
                                         ---------     ---------     ---------     -----
                                          16,362.4      15,978.8         383.6       2.4
                                         ---------     ---------     ---------     -----
Operating lease equipment, net
  Capital Finance                          1,027.0         975.5          51.5       5.3
  Equipment Financing                        474.9         426.6          48.3      11.4
                                         ---------     ---------     ---------     -----
                                           1,501.9       1,402.1          99.8       7.1
                                         ---------     ---------     ---------     -----
    Total financing and leasing assets   $17,864.3     $17,380.9     $   483.4       2.8%
                                         =========     =========     =========     =====

(1) On January 1, 1997, $1.5 billion of financing and leasing assets were transferred from Capital Finance to Equipment Financing.

(2) Net of credit balances of factoring clients of $1,193.8 million and $1,134.1 million at March 31, 1997 and December 31, 1996, respectively.

Commercial finance receivables increased slightly from December 31, 1996 due to a seasonal rise in factored receivables offset by paydowns and a competitive origination environment. The 11.0% increase in consumer finance receivables is a result of growth in retail new business originations of 39.8% for Consumer Finance and 30.2% for Sales Financing. The growth in operating lease equipment of 7.1% was primarily in commercial aircraft and manufacturing equipment.

Concentrations

Commercial Airline Industry

Commercial airline finance receivables and operating lease equipment totaled $1.9 billion or 10.5% of financing receivables and operating lease equipment at March 31, 1997, essentially unchanged from December 31, 1996. The portfolio is secured by commercial aircraft and related equipment. Management continues to limit the growth in this portfolio relative to total financing and leasing assets.

The following table presents information about the commercial airline industry portfolio.

--------------------------------------------------------------------------------
                                                 March 31,       December 31,
                                                   1997              1996
                                                 --------        -----------
                                                (Dollar Amounts in Millions)
Finance Receivables
  Amount outstanding(a)                         $  1,258.3        $  1,286.0
  Number of obligors                                    51                54
Operating Leases
  Net carrying value                            $    685.5        $    624.0
  Number of obligors                                    33                32

Total                                           $  1,943.8        $  1,910.0
Number of obligors(b)                                   72                72
Number of aircraft                                     236               239

(a) Includes accrued rents which were classified as finance receivables in the Consolidated Balance Sheets.

(b) Certain obligors have both finance receivable and operating lease transactions.

--------------------------------------------------------------------------------

From time to time, certain commercial aircraft related obligors may experience financial or operational difficulties which may affect their ability to meet their contractual obligations with the Corporation. At March 31, 1997, three lessees of operating lease equipment totaling $84.1 million were experiencing financial or operational difficulties which the Corporation believes will not have a significant effect on its consolidated financial position, results of operations or liquidity.

PAST DUE AND NONACCRUAL FINANCE RECEIVABLES
AND ASSETS RECEIVED IN SATISFACTION OF LOANS

Finance receivables past due 60 days or more declined to $289.2 million (1.70% of finance receivables) at March 31, 1997, from $292.3 million (1.72%) at December 31, 1996. Finance receivables on nonaccrual status decreased to $97.8 million (0.57% of finance receivables) at March 31, 1997 from $119.6 million (0.70%) at December 31, 1996.

Assets received in satisfaction of loans decreased to $46.9 million at March 31, 1997 from $47.9 million at December 31, 1996.

Total nonperforming assets, comprised of finance receivables on nonaccrual status and assets received in satisfaction of loans, as a percentage of finance receivables, fell to 0.85% at March 31, 1997 from 0.99% at December 31, 1996.

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

During the first quarter of 1997, commercial paper borrowings increased $316.1 million, and the Corporation issued $600.0 million of prime based variable rate debt and $399.0 million of fixed rate debt. Repayments of term debt totaled $1.0 billion. At March 31, 1997, $2.51 billion of registered but unissued term debt securities remained available under shelf registration statements.

At March 31, 1997, commercial paper borrowings were supported by $5.04 billion of committed revolving credit line facilities, representing 84% of operating commercial paper outstanding (commercial paper outstanding less interest-bearing deposits). No borrowings have been made under credit lines supporting commercial paper since 1970.

As part of the Corporation's continuing program of accessing the public and private asset backed securitization markets as an additional liquidity source, recreational marine finance receivables of $41.2 million were securitized by the Corporation during the first quarter of 1997. At March 31, 1997, $211.8 million of registered but unissued securities relating to the Corporation's asset backed securitization program remained available under shelf registration statements.

In February 1997, CIT Capital Trust I, a wholly owned subsidiary of the Corporation, issued $250.0 million of 7.70% Preferred Capital Securities and subsequently invested the offering proceeds in Junior Subordinated Debentures of the Corporation having identical rates and payment dates.

CAPITALIZATION

The following table presents information regarding the Corporation's capital structure.

--------------------------------------------------------------------------------
                                                     March 31,      December 31,
                                                       1997            1996
                                                     ---------      -----------
                                                       (Dollars in Millions)
Commercial paper                                     $ 6,143.1       $ 5,827.0
Term debt                                              8,741.4         8,778.7
Company-obligated mandatorily
 redeemable preferred securities
 of subsidiary trust holding solely
 debentures of the company                               250.0            --
Stockholders' equity                                   2,133.0         2,075.4
                                                     ---------       ---------
Total capitalization                                 $17,267.5       $16,681.1
                                                     =========       =========

Ratio of total debt to stockholders'
  equity and company- obligated
  mandatorily redeemable preferred
  securities of subsidiary trust holding
  solely debentures of the company                   6.25 to 1       7.04 to 1
--------------------------------------------------------------------------------

The Corporation operates under a dividend policy requiring the payment of dividends by the Corporation, equal to and not exceeding 30% of net operating earnings on a quarterly basis.

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA.

                                                           Three Months Ended
                                                                 March 31,
                                                       ------------------------
                                                             1997          1996
                                                       ----------    ----------
Finance income*                                              9.87%         9.97%
Interest expense*                                            5.00          5.11
                                                       ----------    ----------
  Net finance income                                         4.87          4.86

Fees and other income                                        1.31          1.31
                                                       ----------    ----------
  Operating revenue                                          6.18          6.17
                                                       ----------    ----------
Salaries and general operating expenses                      2.27          2.39

Provision for credit losses                                  0.61          0.69

Depreciation on operating lease equipment                    0.73          0.68

Minority interest in subsidiary trust holding
 solely debentures of the company                            0.04          --
                                                       ----------    ----------
  Operating expenses                                         3.65          3.76
                                                       ----------    ----------
Income before provision for income taxes                     2.53          2.41

Provision for income taxes                                   0.93          0.92
                                                       ----------    ----------
  Net income                                                 1.60%         1.49%
                                                       ==========    ==========
Average financing and leasing assets (in millions)     $ 17,590.1    $ 16,065.6
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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

     (b)  Exhibit 27 - Financial Data Schedule

     (c) A Form 8-K report dated January 23, 1997, as amended by Form 8-K/A dated February 14, 1997, was filed with the Commission reporting the Corporation's announcement of results for the year ended December 31, 1996.

     (d) A Form 8-K report dated April 17, 1997 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended March 31, 1997.

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

                                              The CIT Group Holdings, Inc.
                                             -----------------------------
                                                              (Registrant)

                                          BY  /s/ J. M. Leone
                                             -----------------------------
                                                  J. M. Leone
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (duly authorized and principal
                                                    accounting officer)

DATE:  May 8, 1997