Form 10-Q
period 1997-06-30
CIT GROUP HOLDINGS INC /DE/
filed 1997-08-13
CIK 20388

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

                  For the quarterly period ended JUNE 30, 1997
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from________to_______

                             Commission File Number
                                     1-1861
                             ----------------------

                          THE CIT GROUP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                              13-2994534
--------------------------------------------------------------------------------
     (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification No.)

1211 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK          10036
--------------------------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)

                                 (212) 536-1390
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1997: 1,000 shares.

================================================================================

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

          TABLE OF CONTENTS                                                 PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1.    Condensed Financial Statements
             Consolidated Balance Sheets - June 30, 1997 and
               December 31, 1996.                                           2
             Consolidated Income Statements for the three and six
               month periods ended June 30, 1997 and 1996.                  3
             Consolidated Statements of Changes in Stockholders' Equity for
               the six month periods ended June 30, 1997 and 1996.          4
             Consolidated Statements of Cash Flows for the six
               month periods ended June 30, 1997 and 1996.                  5

  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          6-16

PART II. OTHER INFORMATION

  Item 4.    Submission of Matters to a Vote of Security Holders            17

  Item 6.    Exhibits and Reports on Form 8-K                               17

                          PART I. FINANCIAL INFORMATION

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1996 Annual Report on Form 10-K and the March 31, 1997 quarterly report on Form 10-Q for The CIT Group Holdings, Inc. (the "Corporation").

     The Corporation considers that all adjustments (all of which are normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for these periods have been made; however, results for such interim periods are subject to year-end audit adjustments. Results for such interim periods are not necessarily indicative of results for a full year.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)

                                                         June 30,   December 31,
                                                           1997         1996
                                                         ---------    ---------
Assets
Financing and leasing assets
Loans
  Commercial                                             $ 9,776.3    $10,195.6
  Consumer                                                 3,100.1      3,239.0
Lease receivables                                          3,938.3      3,562.0
                                                         ---------    ---------
  Finance receivables                                     16,814.7     16,996.6
Reserve for credit losses                                   (221.9)      (220.8)
                                                         ---------    ---------
  Net finance receivables                                 16,592.8     16,775.8
Operating lease equipment, net                             1,573.0      1,402.1
Consumer finance receivables held for sale                   950.1        116.3
Cash and cash equivalents                                    252.0        103.1
Other assets                                                 585.7        535.2
                                                         ---------    ---------

  Total assets                                           $19,953.6    $18,932.5
                                                         =========    =========

Liabilities and Stockholders' Equity
Debt
Commercial paper                                         $ 6,377.8    $ 5,827.0
Variable rate senior notes                                 3,261.5      3,717.5
Fixed rate senior notes                                    5,360.5      4,761.2
Subordinated fixed rate notes                                300.0        300.0
                                                         ---------    ---------
  Total debt                                              15,299.8     14,605.7
Credit balances of factoring clients                       1,089.1      1,134.1
Accrued liabilities and payables                             603.3        594.0
Deferred Federal income taxes                                520.8        523.3
                                                         ---------    ---------
  Total liabilities                                       17,513.0     16,857.1

Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust holding
 solely debentures of the company                            250.0           --

Stockholders' equity
Common stock - authorized, issued
 and outstanding - 1,000 shares                              250.0        250.0
Paid-in capital                                              573.3        573.3
Retained earnings                                          1,367.3      1,252.1
                                                         ---------    ---------
  Total stockholders' equity                               2,190.6      2,075.4
                                                         ---------    ---------

  Total liabilities and stockholders' equity             $19,953.6    $18,932.5
                                                         =========    =========

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                          (Dollar Amounts in Millions)

                                            Three Months Ended  Six Months Ended
                                                   June 30,         June 30,
                                              ----------------  ----------------
                                               1997     1996     1997     1996
                                              -------  -------  -------  -------

Finance income                                $ 451.9  $ 403.9  $ 889.0  $ 806.5
Interest expense                                233.6    206.6    456.7    413.8
                                              -------  -------  -------  -------

  Net finance income                            218.3    197.3    432.3    392.7

Fees and other income                            49.4     73.2    107.1    125.9
Gain on sale of equity interest acquired
 in loan workout                                 58.0       --     58.0       --
                                              -------  -------  -------  -------
  Operating revenue                             325.7    270.5    597.4    518.6
                                              -------  -------  -------  -------

Salaries and general operating expenses         110.6     97.6    210.5    193.5
Provision for credit losses                      29.0     26.6     56.0     54.4
Depreciation on operating lease equipment        33.9     28.8     66.0     56.3
Minority interest in subsidiary trust holding
 solely debentures of the company                 4.8       --      6.7       --
                                              -------  -------  -------  -------

  Operating expenses                            178.3    153.0    339.2    304.2
                                              -------  -------  -------  -------

  Income before provision for income taxes      147.4    117.5    258.2    214.4

Provision for income taxes                       53.7     45.1     94.4     82.2
                                              -------  -------  -------  -------

  Net income                                  $  93.7  $  72.4  $ 163.8  $ 132.2
                                              =======  =======  =======  =======

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Amounts in Millions)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------

Balance, January 1                                         $2,075.4    $1,914.2
Net income                                                    163.8       132.2
Dividends paid(1)                                             (48.6)      (60.4)
                                                           --------    --------

Balance, June 30                                           $2,190.6    $1,986.0
                                                           ========    ========

(1) Commencing with the 1996 second quarter dividend, the dividend policy of the Corporation was changed to require the payment of dividends by the Corporation of 30% of net operating earnings on a quarterly basis. Previously, the Corporation's dividend policy required the payment of dividends by the Corporation of 50% of net operating earnings on a quarterly basis.

                  THE CIT GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  ---------------------
                                                                                     1997        1996
                                                                                  ---------   ---------
CASH FLOWS FROM OPERATIONS
Net income                                                                        $   163.8   $   132.2
Adjustments to reconcile net income to net cash flows from operations
 Provision for credit losses                                                           56.0        54.4
 Depreciation and amortization                                                         76.8        64.9
 (Benefit) provision for deferred Federal income taxes                                 (2.5)       10.3
 Gains on asset and receivable sales                                                  (86.5)      (43.2)
 Increase in accrued liabilities and payables                                           9.3         1.6
 Increase in other assets                                                             (50.5)      (17.1)
 Other                                                                                  4.7       (19.2)
                                                                                  ---------   ---------
  Net cash flows provided by operations                                               171.1       183.9
                                                                                  ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                                                    (15,919.0)  (14,936.5)
Collections on loans                                                               15,165.4    14,512.4
Purchases of assets to be leased                                                     (275.6)     (194.4)
Net increase in short-term factoring receivables                                     (137.8)      (60.7)
Proceeds from asset and receivable sales                                              377.5       371.0
Proceeds from sales of assets received in satisfaction of loans                        13.6        17.5
Purchases of finance receivables portfolios                                           (58.6)      (81.9)
Purchases of investment securities                                                    (11.6)      (14.2)
Other                                                                                 (11.7)      (16.3)
                                                                                  ---------   ---------
  Net cash flows used for investing activities                                       (857.8)     (403.1)
                                                                                  ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable and fixed rate notes                         1,949.3     1,977.1
Repayments of variable and fixed rate notes                                        (1,806.0)   (1,146.0)
Proceeds from the issuance of company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the
 company                                                                              250.0          --
Net increase (decrease) in commercial paper                                           550.8      (532.3)
Proceeds from nonrecourse leveraged lease debt                                         33.0         9.2
Repayments of nonrecourse leveraged lease debt                                        (92.9)      (79.8)
Cash dividends paid                                                                   (48.6)      (60.4)
                                                                                  ---------   ---------
  Net cash flows provided by financing activities                                     835.6       167.8
                                                                                  ---------   ---------

Net increase (decrease) in cash and cash equivalents                                  148.9       (51.4)
Cash and cash equivalents, beginning of period                                        103.1       161.5
                                                                                  ---------   ---------
Cash and cash equivalents, end of period                                          $   252.0   $   110.1
                                                                                  =========   =========

Supplemental disclosures
Interest paid                                                                     $   458.3   $   432.2
Federal and State and local taxes paid                                            $    60.3   $    59.5
Noncash transfer of finance receivables to finance receivables held for sale      $   972.9   $   318.3
Noncash transfers of finance receivables to assets received
 in satisfaction of loans                                                         $    12.5   $    70.9
Noncash transfers of assets received in satisfaction of loans
 to finance receivables                                                           $     4.6   $      --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME

Net income for the 1997 second quarter totaled a record $93.7 million, an increase of $21.3 million (29.4%) from $72.4 million in 1996. For the six months ended June 30, 1997, net income totaled a record $163.8 million compared with $132.2 million in 1996, an increase of 23.9%. Return on average financing and leasing assets for the quarter and six months increased to 2.07% and 1.83%, respectively, compared with 1.79% and 1.64% for the same periods in 1996. The improvements resulted from growth in net finance income from a higher level of earning assets and a gain on the sale of an equity interest acquired in a loan workout.

NET FINANCE INCOME

A comparison of 1997 and 1996 net finance income is set forth below.

--------------------------------------------------------------------------------

                                                           Three Months Ended
                                              -------------------------------------------
                                                      June 30,               Increase
                                              -----------------------   -----------------
                                                 1997         1996       Amount   Percent
                                              ----------   ----------   --------  -------
                                                      (Dollar Amounts in Millions)
Finance income                                $    451.9   $    403.9   $   48.0   11.9%
Interest expense                                   233.6        206.6       27.0   13.1%
                                              ----------   ----------   --------   ----
Net finance income                            $    218.3   $    197.3   $   21.0   10.6%
                                              ==========   ==========   ========   ====

Average financing and leasing assets (AEA)    $ 18,132.7   $ 16,192.3   $1,940.4   12.0%
                                              ==========   ==========   ========   ====

Net finance income as a % of AEA                    4.82%        4.87%
                                              ==========   ==========

                                                            Six Months Ended
                                              -------------------------------------------
                                                      June 30,               Increase
                                              -----------------------   -----------------
                                                 1997         1996       Amount   Percent
                                              ----------   ----------   --------  -------
                                                      (Dollar Amounts in Millions)
Finance income                                $    889.0   $    806.5   $   82.5   10.2%
Interest expense                                   456.7        413.8       42.9   10.4%
                                              ----------   ----------   --------   ----
Net finance income                            $    432.3   $    392.7   $   39.6   10.1%
                                              ==========   ==========   ========   ====

Average financing and leasing assets (AEA)    $ 17,870.0   $ 16,146.3   $1,723.7   10.7%
                                              ==========   ==========   ========   ====

Net finance income as a % of AEA                    4.84%        4.87%
                                              ==========   ==========

The changes in net finance income reflect increases in AEA (primarily comprised of finance receivables, less credit balances of factoring clients, consumer finance receivables held for sale and operating lease equipment) offset by lower yields due to a highly competitive marketplace.

A comparative analysis of the weighted average principal outstanding and interest rates paid on the Corporation's debt for the three and six month periods ended June 30, 1997 and 1996, before and after giving effect to interest rate swaps, is shown in the following tables.

--------------------------------------------------------------------------------

                                          Three Months Ended June 30, 1997
                                     ------------------------------------------
                                        Before Swaps            After Swaps
                                     ------------------      ------------------
                                             (Dollar Amounts in Millions)
Variable rate debt                   $ 9,846.2     5.65%     $ 6,483.6     5.57%
Fixed rate debt                        5,165.4     6.59%       8,528.0     6.54%
                                     ---------               ---------
Composite interest rate              $15,011.6     5.97%     $15,011.6     6.12%
                                     =========               =========

                                          Three Months Ended June 30, 1996
                                     ------------------------------------------
                                        Before Swaps            After Swaps
                                     ------------------      ------------------
                                             (Dollar Amounts in Millions)
Variable rate debt                   $10,028.1     5.43%     $ 6,990.9     5.36%
Fixed rate debt                        3,602.0     6.88%       6,639.2     6.71%
                                     ---------               ---------
Composite interest rate              $13,630.1     5.81%     $13,630.1     6.01%
                                     =========               =========

--------------------------------------------------------------------------------

                                            Six Months Ended June 30, 1997
                                     ------------------------------------------
                                        Before Swaps            After Swaps
                                     ------------------      ------------------
                                             (Dollar Amounts in Millions)
Variable rate debt                   $ 9,811.4     5.55%     $ 6,456.4     5.48%
Fixed rate debt                        5,040.6     6.57%       8,395.6     6.52%
                                     ---------               ---------
Composite interest rate              $14,852.0     5.90%     $14,852.0     6.07%
                                     =========               =========

                                            Six Months Ended June 30, 1996
                                     ------------------------------------------
                                        Before Swaps            After Swaps
                                     ------------------      ------------------
                                             (Dollar Amounts in Millions)
Variable rate debt                   $10,044.4     5.49%     $ 7,073.3     5.44%
Fixed rate debt                        3,505.7     6.94%       6,476.8     6.75%
                                     ---------               ---------
Composite interest rate              $13,550.1     5.86%     $13,550.1     6.06%
                                     =========               =========

--------------------------------------------------------------------------------

The Corporation's interest-rate swaps principally convert floating-rate debt to fixed-rate debt and effectively lower both the variable and fixed rates. The weighted average composite rate increases, however, because a larger proportion of the Corporation's debt, after giving effect to interest-rate swaps, is subject to a fixed rate. The Corporation does not enter into derivative financial instruments for trading or speculative purposes.

FEES AND OTHER INCOME

Fees and other income totaled $49.4 million in the 1997 second quarter, compared with $73.2 million in 1996. For the six months ended June 30, 1997, fees and other income totaled $107.1 million, a decrease of $18.8 million over the comparable 1996 period. The 1996 results included a $16.2 million pretax gain in the Equity Investments portfolio.

GAIN ON SALE OF EQUITY INTEREST ACQUIRED IN LOAN WORKOUT

The Corporation originated a loan in the 1980's to a telecommunications company that subsequently went into default. Pursuant to a workout agreement, the stock of the company was transferred to the Corporation and a co-lender. In 1991 the Corporation received all amounts due and retained an equity interest in the company, which was sold in 1997 for a pretax gain of $58.0 million.

SALARIES AND GENERAL OPERATING EXPENSES

The following table sets forth the components of salaries and general operating expenses.

--------------------------------------------------------------------------------

                                                    Three Months Ended
                                         --------------------------------------
                                              June 30,             Increase
                                         ------------------    ----------------
                                          1997       1996      Amount   Percent
                                         -------    -------    -------  -------
                                              (Dollar Amounts in Millions)
Salaries and employee benefits           $  64.0    $  53.0    $  11.0     20.8%
General operating expenses                  46.6       44.6        2.0      0.4%
                                         -------    -------    -------  -------
                                         $ 110.6    $  97.6    $  13.0     13.3%
                                         =======    =======    =======  =======

Percent to AEA                              2.44%      2.41%
                                         =======    =======

Percent to average serviced assets          2.21%      2.18%
                                         =======    =======

                                                    Six Months Ended
                                         --------------------------------------
                                              June 30,             Increase
                                         ------------------    ----------------
                                          1997       1996      Amount   Percent
                                         -------    -------    -------  -------
                                              (Dollar Amounts in Millions)
Salaries and employee benefits           $ 123.3    $ 109.1    $  14.2     13.0%
General operating expenses                  87.2       84.4        2.8      3.3%
                                         -------    -------    -------  -------
                                         $ 210.5    $ 193.5    $  17.0      8.8%
                                         =======    =======    =======  =======

Percent to AEA                              2.36%      2.40%
                                         =======    =======

Percent to average serviced assets          2.13%      2.17%
                                         =======    =======

--------------------------------------------------------------------------------

The increases in salaries and employee benefits are primarily attributable to the higher level of serviced assets and higher performance-based incentive accruals. The increases in general operating expenses were primarily the result of a provision for vacant leased office space recorded in the second quarter of 1997. Management monitors productivity via the relationship of salaries and general operating expenses to AEA and average serviced assets, which is comprised of financing and leasing assets, off-balance sheet securitized finance receivables, and other consumer receivables serviced for third parties.

PROVISION AND RESERVE FOR CREDIT LOSSES

The provisions for credit losses for the second quarter and first six months of 1997 were $29.0 million and $55.0 million, respectively, compared with $26.6 million and $54.4 million for the same periods of 1996. Comparative net credit loss experience is provided in the following table.

--------------------------------------------------------------------------------

                                                           1997               1996
                                                     ----------------   ----------------
                                                         (Dollar Amounts in Millions)
Net credit losses (percent of average finance
 receivables excluding consumer finance receivables
 held for sale) for the three months ended June 30,  $  29.9     0.71%  $  23.7     0.59%
                                                     =======  =======   =======  =======

Net credit losses (percent of average finance
 receivables excluding consumer finance receivables
 held for sale) for the six months ended June 30,    $  55.5     0.67%  $  49.1     0.62%
                                                     =======  =======   =======  =======

--------------------------------------------------------------------------------

The increases for both periods were primarily the result of higher consumer net credit losses due to portfolio seasoning.

The reserve for credit losses increased to $221.9 million (1.32% of finance receivables) at June 30, 1997 from $220.8 million (1.30% of finance receivables) at December 31, 1996.

OPERATING LEASE EQUIPMENT

Depreciation on operating lease equipment for the second quarter and first six months of 1997 was $33.9 million and $66.0 million, respectively, up from $28.8 million and $56.3 million for the same periods in 1996, reflecting growth in the operating lease portfolio.

From time to time, certain operators of leased equipment may experience financial or operational difficulties that may affect their ability to meet their contractual obligations with the Corporation. At June 30, 1997, commercial aircraft and oil refinery assets with an approximate carrying value of $95.5 million were subject to agreements with operators that are experiencing such difficulties that may affect future payments to the Corporation. The Corporation does not believe these difficulties will have a significant effect on its consolidated financial position or results of operations.

INCOME TAXES

The effective income tax rates for the 1997 and 1996 second quarters were 36.4% and 38.4%, respectively. For the first six months of 1997, the effective tax rate was 36.6% compared with 38.3% in 1996. The decreases are a result of lower state and local income taxes.

FINANCING AND LEASING ASSETS

The changes in financing and leasing assets by business unit are presented in the following table:

                                                                    Change
                                        June 30,  December 31, -----------------
                                          1997       1996      Amount    Percent
                                        ---------  ---------  ---------  -------
                                               (Dollar Amounts in Millions)
Commercial
  Business Credit                       $ 1,357.2  $ 1,235.6  $   121.6     9.8%
  Capital Finance(1)                      2,529.5    4,302.7   (1,773.2)  (41.2)
  Commercial Services, net(2)               805.3      670.6      134.7    20.1
  Credit Finance                            812.3      797.8       14.5     1.8
  Equipment Financing(1)                  7,121.2    5,616.8    1,504.4    26.8
                                        ---------  ---------  ---------  ------
                                         12,625.5   12,623.5        2.0      --
                                        ---------  ---------  ---------  ------
Consumer
  Consumer Finance                        2,202.2    2,005.5      196.7     9.8
  Sales Financing                         1,848.0    1,349.8      498.2    36.9
                                        ---------  ---------  ---------  ------
                                          4,050.2    3,355.3      694.9    20.7
                                        ---------  ---------  ---------  ------
                                         16,675.7   15,978.8      696.9     4.4
                                        ---------  ---------  ---------  ------
Operating lease equipment, net
  Capital Finance                         1,101.3      975.5      125.8    12.9
  Equipment Financing                       471.7      426.6       45.1    10.6
                                        ---------  ---------  ---------  ------
                                          1,573.0    1,402.1      170.9    12.2
                                        ---------  ---------  ---------  ------
    Total financing and leasing assets  $18,248.7  $17,380.9  $   867.8     5.0%
                                        =========  =========  =========  ======

(1) On January 1, 1997, $1.5 billion of financing and leasing assets were transferred from Capital Finance to Equipment Financing.

(2) Net of credit balances of factoring clients of $1,089.1 million and $1,134.1 million at June 30, 1997 and December 31, 1996, respectively. The deduction of client credit balances from gross factored receivables results in the presentation of actual funds employed by the Commercial Services unit.

Commercial finance receivables were relatively unchanged from December 31, 1996 due to continued paydowns and a highly competitive marketplace. The increase in consumer finance receivables is a result of 43.4% growth in Sales Financing new business originations, primarily in the recreational marine and manufactured housing products. Principally all 1997 recreational marine, recreational vehicle, and home equity originations are classified as held for sale. The growth in operating lease equipment occurred primarily in commercial aircraft and railroad equipment.

Concentrations

Commercial Airline Industry

Commercial airline financing and leasing assets totaled $2.0 billion or 10.9% of total financing and leasing assets at June 30, 1997, up slightly from the December 31, 1996 balance of $1.9 billion. The portfolio is secured by commercial aircraft and related equipment. Management continues to limit the growth in this portfolio relative to total financing and leasing assets.

The following table presents information about the commercial airline industry portfolio.

--------------------------------------------------------------------------------

                                                    June 30,   December 31,
                                                      1997        1996
                                                    --------    --------
Finance Receivables                              (Dollar Amounts in Millions)
  Amount outstanding(1)                             $1,271.6    $1,286.0
  Number of obligors                                    50          54
Operating Leases, net
  Net carrying value                                $  726.7    $  624.0
  Number of obligors                                    34          32

Total                                               $1,998.3    $1,910.0
Number of obligors(2)                                   67          72
Number of aircraft                                     228         239

(1) Includes accrued rents on operating leases that are classified as finance receivables in the Consolidated Balance Sheets.

(2) Cerrtain obligors have both finance receivable and operating lease transactions.

--------------------------------------------------------------------------------

See discussion of Operating Lease Equipment.

PAST DUE AND NONACCRUAL FINANCE RECEIVABLES
AND ASSETS RECEIVED IN SATISFACTION OF LOANS

Finance receivables, past due 60 days or more, declined to $284.1 million (1.69% of finance receivables) at June 30, 1997 from $292.3 million (1.72%) at December 31, 1996. Finance receivables on nonaccrual status decreased to $107.1 million (0.64% of finance receivables) at June 30, 1997 from $119.6 million (0.70%) at December 31, 1996.

Assets received in satisfaction of loans decreased to $44.5 million at June 30, 1997 from $47.9 million at December 31, 1996.

Total nonperforming assets, comprised of finance receivables on nonaccrual status and assets received in satisfaction of loans, as a percentage of finance receivables, decreased to 0.90% at June 30, 1997 from 0.99% at December 31, 1996.

LIQUIDITY

The Corporation manages liquidity by monitoring the relative maturities of assets and liabilities and by borrowing funds, primarily in the United States money and capital markets. Such cash is used to fund asset growth (including the bulk purchase of finance receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis. The primary sources of funding are commercial paper borrowings, medium-term notes, other term debt securities and securitizations.

During the first six months of 1997, commercial paper borrowings increased $550.8 million and the Corporation issued $1.0 billion of prime-based variable-rate term debt and $0.9 billion of fixed-rate debt. Repayments of term debt totaled $1.8 billion. At June 30, 1997, $9.06 billion of registered, but unissued, debt securities remained available under shelf registration statements.

At June 30, 1997, commercial paper borrowings were supported by $5.04 billion of committed revolving credit-line facilities, representing 81% of operating commercial paper outstanding (commercial paper outstanding less interest-bearing deposits). No borrowings have been made under credit lines supporting commercial paper since 1970.

As part of the Corporation's continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, recreational marine finance receivables of $139.1 million were securitized by the Corporation during the first six months of 1997. Additionally, in July 1997, home equity finance receivables totaling $500.0 million were securitized. At June 30, 1997, $1.2 billion of registered, but unissued, securities relating to the Corporation's asset-backed securitization program, remained available under shelf registration statements.

In February 1997 CIT Capital Trust I, a wholly owned subsidiary of the Corporation, issued $250.0 million of 7.70% Preferred Capital Securities; the proceeds of which were invested in Junior Subordinated Debentures of the Corporation having identical rates and payment dates.

CAPITALIZATION

The following table presents information regarding the Corporation's capital structure.

--------------------------------------------------------------------------------

                                                           June 30, December 31,
                                                              1997       1996
                                                           ---------  ---------
                                                          (Dollars in Millions)
Commercial paper                                           $ 6,377.8  $ 5,827.0
Term debt                                                    8,922.0    8,778.7
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely debentures
 of the company                                                250.0         --
Stockholders' equity                                         2,190.6    2,075.4
                                                           ---------  ---------
Total capitalization                                       $17,740.4  $16,681.1
                                                           =========  =========
Ratio of total debt to stockholders' equity and company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the company 6.27 to 1 7.04 to 1

--------------------------------------------------------------------------------

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data.

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
Finance income*                                                9.87%       9.94%
Interest expense*                                              5.03        5.07
                                                         ----------  ----------
  Net finance income                                           4.84        4.87

Fees and other income                                          1.20        1.56

Gain on sale of equity interest acquired in loan workout       0.65          --
                                                         ----------  ----------

  Operating revenue                                            6.69        6.43
                                                         ----------  ----------

Salaries and general operating expenses                        2.36        2.40

Provision for credit losses                                    0.63        0.67

Depreciation on operating lease equipment                      0.74        0.70

Minority interest in subsidiary trust holding solely
 debentures of  the company                                    0.07          --
                                                         ----------  ----------

  Operating expenses                                           3.80        3.77
                                                         ----------  ----------

Income before provision for income taxes                       2.89        2.66

Provision for income taxes                                     1.06        1.02
                                                         ----------  ----------

  Net income                                                   1.83%       1.64%
                                                         ==========  ==========

Average financing and leasing assets (in millions)       $ 17,870.0  $ 16,146.3
                                                         ==========  ==========

* Excludes interest income and interest expense relating to short-term interest-bearing deposits.

                           PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On April 25, 1997, The Dai-Ichi Kangyo Bank, Limited and CBC Holdings (Delaware), Inc., by unanimous written consent, elected the following ten persons to the Board of Directors to serve until April 30, 1998, or until their successors shall have been elected and qualified:

            Messrs.   Hisao Kobayashi (Chairman)
                      Albert R. Gamper, Jr.
                      Takasuke Kaneko
                      Kenji Nakamura
                      Joseph A. Pollicino
                      Paul N. Roth
                      Peter J. Tobin
                      Tohru Tonoike
                      Yasuo Tsunemi
                      Yukiharu Uno

            On July 30, 1997, The Dai-Ichi Kangyo Bank, Limited and CBC Holdings (Delaware), Inc., by unanimous consent, elected Mr. Yoshiro Aoki and Mr. Keiji Torii to replace Mr. Kenji Nakamura and Mr. Yasuo Tsunemi on the Board of Directors to serve until April 30, 1998, or until their successors shall have been elected and qualified.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibit 12 - Computation of Ratios of Earnings to Fixed
                  Charges.

            (b)   Exhibit 27 - Financial Data Schedule

            (c) A Form 8-K report dated April 17, 1997 was filed with the Commission reporting the Corporation's announcement of financial results for the quarter ended March 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      The CIT Group Holdings, Inc.
                                      ---------------------------------
                                                           (Registrant)


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

DATE: August 13, 1997