Form 10-Q
period 1997-09-30
CIT GROUP INC
filed 1997-11-10
CIK 20388

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

                For the quarterly period ended SEPTEMBER 30, 1997
                                                                  OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                             Commission File Number
                                     1-1861
                             ----------------------

                               THE CIT GROUP, INC.
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

                          THE CIT GROUP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997: 1,000 shares.

================================================================================

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


TABLE OF CONTENTS                                                           PAGE

PART I. FINANCIAL INFORMATION

  Item 1. Condensed Financial Statements
          Consolidated Balance Sheets - September 30, 1997 and
            December 31, 1996.                                                 2
          Consolidated Income Statements for the three and nine
            month periods ended September 30, 1997 and 1996.                   3
          Consolidated Statements of Changes in Stockholders' Equity for
            the nine month periods ended September 30, 1997 and 1996.          4
          Consolidated Statements of Cash Flows for the nine
            month periods ended September 30, 1997 and 1996.                   5
          Notes to Condensed Consolidated Financial Statements.              6-7



  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8-24

PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders                 25

  Item 6. Exhibits and Reports on Form 8-K                                    25

                          PART I. FINANCIAL INFORMATION

      Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1996 Annual Report on Form 10-K and the March 31, 1997 quarterly report on Form 10-Q for The CIT Group, Inc. (the "Company").

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)

                                                    September 30,   December 31,
                                                        1997            1996
                                                    -------------   ------------
Assets
Financing and leasing assets
Loans
  Commercial                                          $10,540.3       $10,195.6
  Consumer                                              3,344.9         3,239.0
Lease receivables                                       4,063.1         3,562.0
                                                      ---------       ---------
  Finance receivables                                  17,948.3        16,996.6
Reserve for credit losses                                (233.3)         (220.8)
                                                      ---------       ---------
  Net finance receivables                              17,715.0        16,775.8
Operating lease equipment, net                          1,675.7         1,402.1
Consumer finance receivables held for sale                654.3           116.3
Cash and cash equivalents                                 202.9           103.1
Other assets                                              606.4           535.2
                                                      ---------       ---------
  Total assets                                        $20,854.3       $18,932.5
                                                      =========       =========

Liabilities and Stockholders' Equity
Debt
Commercial paper                                      $ 6,168.7       $ 5,827.0
Variable rate senior notes                              3,461.5         3,717.5
Fixed rate senior notes                                 5,659.6         4,761.2
Subordinated fixed rate notes                             300.0           300.0
                                                      ---------       ---------
  Total debt                                           15,589.8        14,605.7
Credit balances of factoring clients                    1,535.3         1,134.1
Accrued liabilities and payables                          686.3           594.0
Deferred Federal income taxes                             550.2           523.3
                                                      ---------       ---------
  Total liabilities                                    18,361.6        16,857.1

Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust holding
 solely debentures of the company                         250.0            --

Stockholders' equity
Common stock - authorized, issued
 and outstanding - 1,000 shares                           250.0           250.0
Paid-in capital                                           573.3           573.3
Retained earnings                                       1,419.4         1,252.1
                                                      ---------       ---------
  Total stockholders' equity                            2,242.7         2,075.4
                                                      ---------       ---------
  Total liabilities and stockholders' equity          $20,854.3       $18,932.5
                                                      =========       =========


See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                              (Amounts in Millions)

                                                     Three Months Ended        Nine Months Ended
                                                        September 30,            September 30,
                                                   ----------------------      -----------------
                                                     1997          1996          1997          1996
                                                   --------      --------      --------      --------
Finance income                                     $  463.0      $  415.8      $1,352.0      $1,222.3
Interest expense                                      237.0         214.4         693.7         628.2
                                                   --------      --------      --------      --------

  Net finance income                                  226.0         201.4         658.3         594.1

Fees and other income                                  78.9          50.9         186.0         176.8
Gain on sale of equity interest acquired
 in loan workout                                       --            --            58.0          --
                                                   --------      --------      --------      --------
  Operating revenue                                   304.9         252.3         902.3         770.9
                                                   --------      --------      --------      --------

Salaries and general operating expenses               103.6          97.9         314.1         291.4
Provision for credit losses                            35.8          24.2          91.8          78.6
Depreciation on operating lease equipment              42.3          28.0         108.3          84.3
Minority interest in subsidiary trust holding
 solely debentures of the company                       4.8          --            11.5          --
                                                   --------      --------      --------      --------

  Operating expenses                                  186.5         150.1         525.7         454.3
                                                   --------      --------      --------      --------

  Income before provision for income taxes            118.4         102.2         376.6         316.6

Provision for income taxes                             43.1          37.1         137.5         119.3
                                                   --------      --------      --------      --------

  Net income                                       $   75.3      $   65.1      $  239.1      $  197.3
                                                   ========      ========      ========      ========


See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Amounts in Millions)

                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                        1997             1996
                                                      --------         --------

Balance, January 1                                    $2,075.4         $1,914.2
Net income                                               239.1            197.3
Dividends paid (1)                                       (71.8)           (80.1)
                                                      --------         --------

Balance, September 30                                 $2,242.7         $2,031.4
                                                      ========         ========

(1) Commencing with the 1996 second quarter dividend, the dividend policy of the Company was changed to require the payment of dividends by the Company of 30% of net operating earnings on a quarterly basis. Previously, the Company's dividend policy required the payment of dividends by the Company of 50% of net operating earnings on a quarterly basis.


See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                     -------------------------
                                                                       1997            1996
                                                                     ---------       ---------
CASH FLOWS FROM OPERATIONS
Net income                                                           $   239.1       $   197.3
Adjustments to reconcile net income to net cash flows
 from operations:
Provision for credit losses                                               91.8            78.6
Depreciation and amortization                                            124.3            97.8
Provision for deferred Federal income taxes                               26.9            37.6
Gains on asset and receivable sales                                     (121.3)          (55.3)
Increase in accrued liabilities and payables                              92.3            34.1
Increase in other assets                                                 (31.2)          (44.8)
Other                                                                     (2.4)          (17.6)
                                                                     ---------       ---------
  Net cash flows provided by operations                                  419.5           327.7
                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                                       (24,584.1)      (23,405.5)
Collections on loans                                                  23,068.1        22,239.8
Purchases of assets to be leased                                        (515.3)         (288.7)
Net increase in short-term factoring receivables                        (371.7)         (127.1)
Proceeds from asset and receivable sales                               1,092.9           691.3
Proceeds from sales of assets received in satisfaction of loans           31.3            56.0
Purchases of finance receivables portfolios                              (79.2)         (164.5)
Purchases of investment securities                                       (20.1)          (18.1)
Other                                                                    (17.2)          (21.4)
                                                                     ---------       ---------
  Net cash flows used for investing activities                        (1,395.3)       (1,038.2)
                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable and fixed rate notes            3,298.5         3,026.4
Repayments of variable and fixed rate notes                           (2,656.1)       (2,011.4)
Proceeds from the issuance of company-obligated mandatorily
 redeemable preferred securities of subsidiary trust holding
 solely debentures of the company                                        250.0            --
Net increase (decrease) in commercial paper                              341.7          (192.4)
Proceeds from nonrecourse leveraged lease debt                            39.1            36.4
Repayments of nonrecourse leveraged lease debt                          (125.8)         (112.9)
Cash dividends paid                                                      (71.8)          (80.1)
                                                                     ---------       ---------
  Net cash flows provided by financing activities                      1,075.6           666.0
                                                                     ---------       ---------

Net increase (decrease) in cash and cash equivalents                      99.8           (44.5)
Cash and cash equivalents, beginning of period                           103.1           161.5
                                                                     ---------       ---------
Cash and cash equivalents, end of period                             $   202.9       $   117.0
                                                                     =========       =========

Supplemental disclosures
Interest paid                                                        $   664.8       $   611.9
Federal and state and local taxes paid                               $    77.7       $    90.0
Noncash transfer of finance receivables to finance
 receivables held for sale                                           $    --         $    96.6
Noncash transfers of finance receivables to assets received
 in satisfaction of loans                                            $    18.7       $    88.3
Noncash transfers of assets received in satisfaction of loans
 to finance receivables                                              $     5.0       $    10.9


See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis Of Presentation

The Company considers that all adjustments (all of which are normal recurring accruals) necessary for a fair statement of financial position and results of operations for these periods have been made; however, results for such interim periods are subject to year-end audit adjustments. Results for such interim periods are not necessarily indicative of results for a full year.

Note 2--Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (collectively referred to hereafter as "SFAS 125"), on January 1, 1997. SFAS 125 uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers and addresses the accounting for servicing rights on financial assets in addition to mortgage loans. Securitizations of finance receivables are accounted for as sales when legal and effective control over the related receivables is surrendered. Servicing assets or liabilities are recognized when the servicing rights are retained by the seller.

In accordance with the transition rules set forth in SFAS 125, the Company, on January 1, 1997, reclassified the portion of previously recognized excess servicing assets that did not exceed contractually specified servicing fees to servicing assets, which are included in other assets in the Company's Consolidated Balance Sheets. The remaining balances of previously recognized excess servicing assets are included in other assets in the Consolidated Balance Sheets and are classified as available-for-sale investment securities subject to the provisions of Statement of Financial Standards

No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The amortized cost approximates the current fair market value of such assets.

The adoption of SFAS 125 did not have a significant impact on the Company's financial position, results of operations or liquidity.

Note 3--Initial Public Offering

On September 26, 1997, the Company filed a Registration Statement in connection with the proposed initial public offering of 20% of the Company's common stock. The proceeds of the offering will be used to acquire from The Dai-Ichi Kangyo Bank, Limited its option to purchase the 20% interest in the Company currently owned by The Chase Manhattan Corporation and to purchase such 20% interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income for the 1997 third quarter totaled $75.3 million, an increase of $10.2 million (15.7%) from $65.1 million in 1996. For the nine months ended September 30, 1997, net income totaled a record $239.1 million compared with $197.3 million in 1996, an increase of 21.2%. Return on average earning assets ("AEA") for the quarter and the nine months ended September 30, 1997 increased to 1.64% and 1.77%, respectively, compared with 1.57% and 1.61% for the same periods in 1996. The improvements resulted from growth in net finance income from a higher level of financing and leasing assets, increased noninterest revenue and improvements in operating efficiency. The nine months ended September 30, 1997 also include a gain on sale of an equity interest acquired in a loan workout recognized in the second quarter of 1997.

Financing and leasing assets totaled a record $20.3 billion at September 30, 1997, an increase of 9.5% over $18.6 billion at December 31, 1996. Growth was broad-based, with increases in both the commercial and consumer segments. The increases are the result of strong new business activity across both segments, partially offset by continued paydowns in the highly competitive commercial segment. The Company securitized $500.0 million of home equity finance receivables and $260.9 million of recreational boat finance receivables in the first nine months of 1997, as compared with $454.1 million of recreation vehicle finance receivables during the first nine months of 1996. Managed assets, comprised of financing and leasing assets and consumer finance receivables previously securitized and currently managed by the Company, increased 11.3% to $22.3 billion at September 30, 1997, from $20.0 billion at December 31, 1996.

NET FINANCE INCOME

A comparison of 1997 and 1996 net finance income is set forth below.
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                      --------------------------------------------------------
                                            September 30,                    Increase
                                      -------------------------       ------------------------
                                        1997            1996           Amount         Percent
                                      ---------       ---------       ---------      ---------
                                                     (Dollar Amounts in Millions)
Finance income                        $   463.0       $   415.8       $    47.2           11.4%
Interest expense                          237.0           214.4            22.6           10.5%
                                      ---------       ---------       ---------      ---------
Net finance income                    $   226.0       $   201.4       $    24.6           12.2%
                                      =========       =========       =========      =========

AEA                                   $18,389.9       $16,636.6       $ 1,753.3           10.5%
                                      =========       =========       =========      =========

Net finance income as a % of AEA           4.92%           4.84%
                                      =========       =========

                                                         Nine Months Ended
                                      --------------------------------------------------------
                                            September 30,                    Increase
                                      -------------------------       ------------------------
                                        1997            1996           Amount         Percent
                                      ---------       ---------       ---------      ---------
                                                     (Dollar Amounts in Millions)
Finance income                        $ 1,352.0       $ 1,222.3           129.7           10.6%
Interest expense                          693.7           628.2            65.5           10.4%
                                      ---------       ---------       ---------      ---------
Net finance income                    $   658.3       $   594.1       $    64.2           10.8%
                                      =========       =========       =========      =========

AEA                                   $18,029.8       $16,311.9       $ 1,717.9           10.5%
                                      =========       =========       =========      =========

Net finance income as a % of AEA           4.87%           4.86%
                                      =========       =========

Finance income for the three months ended September 30, 1997 increased $47.2 million or 11.4% to $463.0 million from $415.8 million in the comparable 1996 period. For the nine months ended September 30, 1997, finance income was $1,352.0 million, an increase of $129.7 million or 10.6% from $1,222.3 million in the same period of 1996. As a percentage of AEA, finance income (excluding interest income relating to short-term interest-bearing deposits) was 9.96% for the third quarter of 1997 and 9.95% for the comparable period of 1996. For the nine months ended September 30, 1997 and 1996, finance income as a percentage of AEA was 9.91% and 9.94%, respectively.

Interest expense for the three months ended September 30, 1997 increased $22.6 million or 10.5% to $237.0 million from $214.4 million in the comparable 1996 period. For the nine months ended

September 30, 1997, interest expense was $693.7 million, an increase of $65.5 million or 10.4% from $628.2 million in the same period of 1996. As a percentage of AEA, interest expense (excluding interest expense relating to short-term interest-bearing deposits) for the three and nine months ended September 30, 1997 decreased to 5.04% and 5.04%, respectively, from 5.11% and 5.08% for the comparable periods of 1996.

Commercial segment finance income as a percentage of commercial AEA was 10.15% for the three months ended September 30, 1997 compared with 10.01% for the comparable period during 1996, and consumer segment finance income as a percentage of consumer AEA was 9.31% for the three months ended September 30, 1997 compared with 9.81% for the comparable period during 1996. For the nine months ended September 30, 1997, commercial segment finance income as a percentage of commercial AEA was 10.03% compared with 9.97% for the same period of 1996 and consumer segment finance income as a percentage of consumer AEA was 9.51% compared with 9.86% for the comparable period of 1996. The increase in commercial segment finance income as a percentage of commercial AEA for the three months ended September 30, 1997 reflects an increase in higher yielding AEA within the Company's factoring operation. Such factoring AEA was favorably impacted by higher seasonal sales and client borrowings, as well as strong new business signings. The decline in the consumer segment finance income as a percentage of consumer AEA for both the three and nine months ended September 30, 1997 reflects the purchase of a lower yielding variable rate home equity credit line portfolio in December 1996 and the sale of certain higher yielding high loan-to-value loans during the second quarter of 1997.

A comparative analysis of the weighted average principal outstanding and interest rates paid on the Company's debt for the three and nine month periods ended September 30, 1997 and 1996, before and after giving effect to interest rate swaps, is shown in the following tables.

--------------------------------------------------------------------------------------------------
                                                     Three Months Ended September 30, 1997
                                              ----------------------------------------------------
                                                   Before Swaps                    After Swaps
                                              ---------------------           --------------------
                                                         (Dollar Amounts in Millions)
Commercial paper and variable-rate senior
 notes                                         $ 9,560.3      5.67%           $ 6,348.2      5.60%
Fixed-rate senior and subordinated notes         5,550.4      6.51%             8,762.5      6.50%
                                               ---------                      ---------
Composite                                      $15,110.7      5.98%           $15,110.7      6.12%
                                               =========                      =========

                                                     Three Months Ended September 30, 1996
                                              ----------------------------------------------------
                                                   Before Swaps                    After Swaps
                                              ---------------------           --------------------
                                                         (Dollar Amounts in Millions)
Commercial paper and variable-rate senior
 notes                                         $ 9,880.3      5.54%           $ 6,656.8      5.42%
Fixed-rate senior and subordinated notes         4,073.7      6.80%             7,297.2      6.67%
                                               ---------                      ---------
Composite                                      $13,954.0      5.91%           $13,954.0      6.07%
                                               =========                      =========

--------------------------------------------------------------------------------------------------

                                                      Nine Months Ended September 30, 1997
                                              ----------------------------------------------------
                                                   Before Swaps                    After Swaps
                                              ---------------------           --------------------
                                                         (Dollar Amounts in Millions)
Commercial paper and variable-rate senior
 notes                                         $ 9,726.8      5.59%           $ 6,419.9      5.52%
Fixed-rate senior and subordinated notes         5,212.4      6.54%             8,519.3      6.51%
                                               ---------                      ---------
Composite                                      $14,939.2      5.92%           $14,939.2      6.09%
                                               =========                      =========

                                                      Nine Months Ended September 30, 1996
                                              ----------------------------------------------------
                                                   Before Swaps                    After Swaps
                                              ---------------------           --------------------
                                                         (Dollar Amounts in Millions)
Commercial paper and variable-rate senior
 notes                                         $10,025.9      5.48%           $ 6,958.9      5.43%
Fixed-rate senior and subordinated notes         3,709.9      6.86%             6,776.9      6.69%
                                               ---------                      ---------
Composite                                      $13,735.8      5.86%           $13,735.8      6.05%
                                               =========                      =========
--------------------------------------------------------------------------------------------------

The Company's interest-rate swaps principally convert floating-rate debt to fixed-rate debt and resulted in lowered variable and fixed rates during both periods. The weighted average composite rate increased, however, because a larger proportion of the Company's debt, after giving effect to interest-rate swaps, was subject to a fixed rate. The Company does not enter into derivative financial instruments for trading or speculative purposes. The weighted average interest rates before the effect of swap hedging activity do not necessarily reflect the interest expense that would have been incurred had the Company chosen to manage interest rate risk without the use of such swaps.

FEES AND OTHER INCOME

For the three months ended September 30, 1997, fees and other income totaled $78.9 million, an increase of $28.0 million over the comparable 1996 period. For the nine months ended September 30, 1997, fees and other income totaled $186.0 million, an increase of $9.2 million over the comparable 1996 period. The following tables set forth the components of fees and other income.

                                                   ------------------      ---------------------
                                                   Three Months Ended        Nine Months Ended
                                                      September 30,            September 30,
                                                   ------------------      ---------------------
                                                    1997        1996        1997           1996
                                                   ------      ------      ------         ------
Dollars in Millions
Commissions, fees and other                        $ 44.1      $ 38.8      $122.6         $121.5
Gains on equipment and other investment sales        11.9         3.8        39.0(1)        38.5(1)
Gains on sales and on securitizations of
 consumer finance receivables                        22.9         8.3        24.4           16.8
                                                   ------      ------      ------         ------
                                                   $ 78.9      $ 50.9      $186.0         $176.8
                                                   ======      ======      ======         ======

(1) Includes $12.0 million and $15.8 million in 1997 and 1996, respectively, from sales of venture capital investments.

GAIN ON SALE OF EQUITY INTEREST ACQUIRED IN LOAN WORKOUT

The Company originated a loan in the 1980's to a telecommunications company that subsequently went into default. Pursuant to a workout agreement, the stock of that company was transferred to the Company and a co-lender. In 1991, the Company received all amounts due and retained an equity interest in such telecommunications company, which was sold in the second quarter of 1997 for a pretax gain to the Company of $58.0 million.

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and general operating expenses increased $5.7 million or 5.8% to $103.6 million in the third quarter of 1997 from $97.9 million in the comparable 1996 period. Salaries and employee benefits rose $4.2 million, or 7.3%, while general operating expenses rose $1.5 million, or 3.7%. For the nine months ended September 30, 1997, salaries and general operating expenses were $314.1 million, an increase of $22.7 million or 7.8% from $291.4 million in the same period of 1996. Salaries and employee benefits rose $18.4 million, 11.0%, while general operating expenses rose $4.3 million, or 3.5%. Personnel increased to 3,000 at September 30, 1997 from 2,950 at September 30, 1996.

The increases in salaries and employee benefits are primarily attributable to the higher level of serviced assets and higher performance-based incentive accruals. The increase in general operating expenses for the nine months was primarily the result of a provision for vacant leased office space recorded in the second quarter of 1997.

Management monitors productivity via the relationship of salaries and general operating expenses to both AEA and average serviced assets ("ASA"), which is comprised of average earning assets plus the average of consumer finance receivables previously securitized and currently managed by the Company and consumer finance receivables serviced for third parties. Changes in the relationship of salaries and general operating expenses to AEA and ASA, which have improved over the comparable prior year periods, are set forth below:

                                    --------------------------------------------------------------------------
                                                         Three Months Ended September 30,
                                                 1997                                      1996
                                    --------------------------------          --------------------------------
                                    Amount      % AEA        % ASA            Amount      % AEA        % ASA
                                    ------      -----        -----            ------      -----        -----
Dollars in Millions
Salaries and employee benefits      $ 62.0        1.35%        1.17%          $ 57.8        1.39%        1.26%
General operating expenses            41.6        0.90         0.78             40.1        0.96         0.87
                                    ------      ------       ------           ------      ------       ------
Total                               $103.6        2.25%        1.95%          $ 97.9        2.35%        2.13%
                                    ======      ======       ======           ======      ======       ======

                                                          Nine Months Ended September 30,
                                                 1997                                      1996
                                    --------------------------------          --------------------------------
                                    Amount      % AEA        % ASA            Amount      % AEA        % ASA
                                    ------      -----        -----            ------      -----        -----
Dollars in Millions
Salaries and employee benefits      $185.3        1.37%        1.22%          $166.9        1.36%        1.23%
General operating expenses           128.8        0.95         0.85            124.5        1.02         0.92
                                    ------      ------       ------           ------      ------       ------
Total                               $314.1        2.32%        2.07%          $291.4        2.38%        2.15%
                                    ======      ======       ======           ======      ======       ======

PROVISION AND RESERVE FOR CREDIT LOSSES

The provision for credit losses for the third quarter of 1997 was $35.8 million, compared with $24.2 million for the third quarter of 1996. The increase was primarily the result of the rise in finance receivables. For the nine months ended September 30, 1997, the provision for credit losses increased to $91.8 million from $78.6 million for the same period of 1996. Comparative net credit loss experience is provided in the following tables.

                                                ---------------------------------------------------------------------------
                                                                        Three Months Ended September 30,
                                                ---------------------------------------------------------------------------
                                                              1997                                      1996
                                                ---------------------------------         ---------------------------------
                                                Total      Commercial    Consumer         Total      Commercial    Consumer
                                                -----      ----------    --------         -----      ----------    --------
Dollars in Millions
Net credit losses                               $ 24.6       $ 15.2       $  9.4          $ 22.3       $ 17.5       $  4.8
Net credit losses as a percentage of
average finance receivables,  excluding
consumer finance receivables held for sale
                                                  0.57%        0.43%        1.17%           0.54%        0.52%        0.65%


                                                                         Nine Months Ended September 30,
                                                ---------------------------------------------------------------------------
                                                              1997                                      1996
                                                ---------------------------------         ---------------------------------
                                                Total      Commercial    Consumer         Total      Commercial    Consumer
                                                -----      ----------    --------         -----      ----------    --------
Dollars in Millions
Net credit losses                               $ 80.1       $ 53.4       $ 26.7          $ 71.4       $ 56.9       $ 14.5
Net credit losses as a percentage of
average finance receivables, excluding
consumer finance receivables held for sale
                                                  0.63%        0.52%        1.11%           0.59%        0.57%        0.71%

The increases in total net credit losses reflect higher consumer net credit losses due to portfolio seasoning.

The consolidated reserve for credit losses increased to $233.3 million (1.30% of finance receivables) at September 30, 1997 from $220.8 million (1.30% of finance receivables) at December 31, 1996.

OPERATING LEASE EQUIPMENT

Depreciation on operating lease equipment for the third quarter and first nine months of 1997 was $42.3 million and $108.3 million, respectively, up from $28.0 million and $84.3 million for the same periods in 1996, reflecting growth in the operating lease portfolio.

From time to time, financial or operational difficulties may adversely affect future payments to the Company relating to operating lease equipment. At September 30, 1997, operators of certain aircraft assets and operations at an oil refinery were subject to such difficulties. The approximate aggregate carrying value of these assets was $69.4 million. The Company does not believe these difficulties will have a material effect on its consolidated financial position or results of operations.

INCOME TAXES

The effective income tax rates for the 1997 and 1996 third quarters were 36.4% and 36.3%, respectively. For the first nine months of 1997, the effective tax rate was 36.5% compared with 37.7% in 1996. The decrease in the effective tax rate for the nine months ended September 30, 1997 is a result of lower state and local income taxes.

FINANCING AND LEASING ASSETS

Financing and leasing assets increased $1.8 billion, or 9.5%, to $20.3 billion, as presented in the following table:

                                                At             At                   Change
                                           September 30,   December 31,     -------------------------
                                               1997           1996            Amount         Percent
                                             ---------      ---------       ---------       ---------
                                                           (Dollar Amounts in Millions)
Commercial
Equipment Financing and Leasing
Finance receivables
  Capital Finance (1)                        $ 2,520.5      $ 4,302.7       $(1,782.2)          (41.4)%
  Equipment Financing (1)                      7,182.1        5,616.8         1,565.3            27.9
                                             ---------      ---------       ---------       ---------
                                               9,702.6        9,919.5          (216.9)           (2.2)
                                             ---------      ---------       ---------       ---------
Operating lease equipment, net
  Capital Finance (1)                          1,142.2          975.5           166.7            17.1
  Equipment Financing (1)                        533.5          426.6           106.9            25.1
                                             ---------      ---------       ---------       ---------
                                               1,675.7        1,402.1           273.6            19.5
                                             ---------      ---------       ---------       ---------
Total Equipment Financing and Leasing         11,378.3       11,321.6            56.7             0.5
                                             ---------      ---------       ---------       ---------
Factoring
  Commercial Services                          2,586.9        1,804.7           782.2            43.3
                                             ---------      ---------       ---------       ---------
Commercial Finance
  Business Credit                              1,435.7        1,235.6           200.1            16.2
  Credit Finance                                 878.2          797.8            80.4            10.1
                                             ---------      ---------       ---------       ---------
Total Commercial Finance                       2,313.9        2,033.4           280.5            13.8
                                             ---------      ---------       ---------       ---------
  Total commercial                            16,279.1       15,159.7         1,119.4             7.4
                                             ---------      ---------       ---------       ---------
Consumer
Consumer Finance (2)                           1,856.4        2,005.5          (149.1)           (7.4)
Sales Financing (3)                            2,142.8        1,349.8           793.0            58.7
                                             ---------      ---------       ---------       ---------
  Total consumer                               3,999.2        3,355.3           643.9            19.2
                                             ---------      ---------       ---------       ---------
Corporate and other                               60.0           53.0             7.0            13.2
                                             ---------      ---------       ---------       ---------
  Total financing and leasing assets          20,338.3       18,568.0         1,770.3             9.5
Consumer finance receivables previously
  securitized and currently managed by
  the Company                                  1,918.3        1,437.4           480.9            33.5
                                             ---------      ---------       ---------       ---------
Total managed assets                         $22,256.6      $20,005.4       $ 2,251.2            11.3%
                                             =========      =========       =========       =========

(1) On January 1, 1997, $1,519.2 million of financing and leasing assets were transferred from Capital Finance to Equipment Financing.

(2)   Consists of home equity finance receivables.

(3) Consists of finance receivables secured by manufactured housing, recreation vehicles and recreational boats.

Commercial financing and leasing assets increased 7.4% from December 31, 1996 as a result of a rise in factoring receivables partially offset by continued paydowns. Growth in factoring receivables was favorably impacted by higher seasonal sales and client borrowings, as well as strong new business signings. Growth also occurred in the operating lease portfolio, primarily in railcars and commercial aircraft. Commercial growth was partially offset by continued paydowns and a competitive marketplace. Consumer managed assets increased to $5.9 billion at September 30, 1997 from $4.8 billion at December 31, 1996, up 23.5%. The consumer increase was a result of 51.9% growth in Sales Financing new business originations, primarily in recreational boat and manufactured housing products. During the third quarter of 1997, $500.0 million of home equity finance receivables were securitized. Substantially all 1997 recreational boat and recreational vehicle originations are classified as held for sale.

Financing and Leasing Assets Composition

The Company's ten largest financing and leasing asset accounts at September 30, 1997 in the aggregate represented 4.1% of the Company's total financing and leasing assets. All ten of such accounts are commercial accounts and are secured by equipment, accounts receivable or inventory.

Geographic Composition

The following table presents financing and leasing assets by customer location.

                                               ----------------------------------------------------------
                                                At September 30, 1997              At December 31, 1996
                                                Amount         Percent            Amount         Percent
                                                ------         -------            ------         -------
Dollars in Millions
United States
  West                                         $ 4,823.6           23.7%         $ 4,599.4           24.8%
  Northeast                                      4,676.4           22.9            4,279.4           23.0
  Midwest                                        4,326.9           21.3            3,727.1           20.1
  Southeast                                      2,858.5           14.1            2,814.1           15.1
  Southwest                                      2,439.9           12.0            2,036.6           11.0
Foreign (principally commercial aircraft)        1,213.0            6.0            1,111.4            6.0
                                               ---------      ---------          ---------      ---------
  Total                                        $20,338.3          100.0%         $18,568.0          100.0%
                                               =========      =========          =========      =========

The Company's financing and leasing asset portfolio is diversified by state. At September 30, 1997, with the exception of California (12.4%), New York (8.4%), Texas (8.0%) and Illinois (5.1%), no state represented more than 5.0% of financing and leasing assets.

Industry Composition

The following table presents financing and leasing assets by major industry class.

                                               ----------------------------------------------------------
                                                At September 30, 1997              At December 31, 1996
                                                Amount         Percent            Amount         Percent
                                                ------         -------            ------         -------
Dollars in Millions
Manufacturing(1)(none greater than 4.5%)      $ 4,772.4           23.5%          $ 4,472.8           24.0%
Retail                                          2,193.5           10.8             1,651.1            8.9
Commercial airline(2)                           1,981.4            9.7             1,910.0           10.3
Home mortgage(3)                                1,856.4            9.1             2,005.5           10.8
Construction equipment                          1,699.2            8.4             1,683.1            9.1
Transportation(4)                               1,221.3            6.0             1,184.5            6.4
Manufactured housing(5)                         1,042.7            5.1               790.3            4.3
Recreation vehicle(6)                             873.2            4.3               510.1            2.7
Other (none greater than 3.4%)(7)               4,698.2           23.1             4,360.6           23.5
                                              ---------      ---------           ---------      ---------
Total                                         $20,338.3          100.0%          $18,568.0          100.0%
                                              =========      =========           =========      =========

(1) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products and other industries.

(2) See "--Concentrations" below for a discussion of the commercial airline portfolio.

(3) Excludes securitized finance receivables of $482.9 million at September 30, 1997.

(4) Includes rail, bus, over-the-road trucking and business aircraft industries.

(5) Excludes securitized finance receivables of $363.1 million and $412.2 million at September 30, 1997 and December 31, 1996, respectively.

(6) Excludes securitized finance receivables of $591.1 million and $746.8 million at September 30, 1997 and December 31, 1996, respectively.

(7) Excludes securitized recreational boat finance receivables of $481.2 million and $278.4 million at September 30, 1997 and December 31, 1996, respectively.

Concentrations

Commercial Airline Industry

Commercial airline financing and leasing assets totaled $2.0 billion or 9.7% of total financing and leasing assets at September 30, 1997, up slightly from the December 31, 1996 balance of $1.9 billion. The portfolio is secured by commercial aircraft and related equipment. The Company has determined to grow this portfolio, but will continue to monitor the size of this portfolio relative to the Company's total financing and leasing assets.

The following table presents information about the commercial airline industry portfolio. See also "Operating Lease Equipment".

--------------------------------------------------------------------------------
                                               At September 30,  At December 31,
                                                     1997             1996
                                               ----------------  ---------------
Finance Receivables                               (Dollar Amounts in Millions)
  Amount outstanding(1)                            $1,271.0         $1,286.0
  Number of obligors                                     51               54
Operating Lease Equipment, net
  Net carrying value                               $  710.4         $  624.0
  Number of obligors                                     33               32

Total                                              $1,981.4         $1,910.0
Number of obligors(2)                                    68               72
Number of aircraft(3)                                   222              239

(1) Includes accrued rents on operating leases that are classified as finance receivables in the Company's Consolidated Balance Sheets.

(2) Certain obligors are obligors under both finance receivable and operating lease transactions.

(3) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules that phase out the use of Stage II aircraft in the United States through the year 2000. The International Civil Aviation Organization has issued similar requirements for Europe. At September 30, 1997, the portfolio consisted of Stage III aircraft of $1,837.7 million (92.7%) and Stage II aircraft of $115.6 million (5.8%), versus Stage III aircraft of $1,733.2 million (90.7%) and Stage II aircraft of $149.1 million (7.8%) at year-end 1996.
--------------------------------------------------------------------------------

Foreign Outstandings.

Financing and leasing assets to foreign obligors, primarily to the commercial airline industry, are all U.S. dollar denominated and totaled $1.2 billion at September 30, 1997. The largest exposures at September 30, 1997 were to obligors in France, $131.8 million (0.65% of financing and leasing assets), the United Kingdom, $109.6 million (0.54%), and Mexico, $108.3 million (0.53%). The remaining foreign exposure was geographically dispersed, with no other individual country representing more than 0.51% of financing and leasing assets.

At December 31, 1996, financing and leasing assets to foreign obligors totaled $1.1 billion. The largest exposures at December 31, 1996 were to obligors in Mexico, $141.5 million (0.76%), France, $130.4 million (0.70%), and the United Kingdom, $126.9 million (0.68%). The remaining foreign exposure was geographically dispersed, with no other individual country representing more than 0.51% of financing and leasing assets.

PAST DUE AND NONACCRUAL FINANCE RECEIVABLES
AND ASSETS RECEIVED IN SATISFACTION OF LOANS

The following table sets forth certain information concerning past due and nonaccrual finance receivables and assets received in satisfaction of loans at September 30, 1997 and December 31, 1996.

                                                 -------------------------------------------
                                                 At September 30, 1997  At December 31, 1996
                                                 ---------------------  --------------------
Dollars in Millions
Finance receivables, past due 60 days or more
                                                         $  287.9             $  292.3
Finance receivables, past due 60 days or
more, as a percentage of finance receivables                 1.60%                1.72%

Finance receivables on nonaccrual status                 $   83.6             $  119.6
Assets received in satisfaction of loans                     37.7                 47.9(1)
                                                         --------             --------
  Nonperforming assets                                   $  121.3             $  167.5
                                                         ========             ========
Nonperforming assets as a percentage of
finance receivables
                                                             0.68%                0.99%

(1)   Consists primarily of cruise line vessels.

LIQUIDITY

The Company manages liquidity by monitoring the relative maturities of assets and liabilities and by borrowing funds, primarily in the United States money and capital markets. Such cash is used to fund asset growth (including the bulk purchase of finance receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis. The primary sources of funding are commercial paper borrowings, medium-term notes, other term debt securities and securitizations.

During the first nine months of 1997, commercial paper borrowings increased $341.7 million from $5.8 billion at December 31, 1996 to $6.2 billion. During the first nine months of 1997, the Company issued $1.7 billion of prime-based variable-rate term debt and $1.6 billion of fixed-rate debt. Repayments of term debt totaled $2.7 billion. At September 30, 1997, $7.7 billion of registered, but unissued, debt securities remained available under shelf registration statements.

At September 30, 1997, commercial paper borrowings were supported by $5.0 billion of committed revolving credit-line facilities. At September 30, 1997, such credit-line facilities represented 81% of operating commercial paper outstanding (commercial paper outstanding less interest-bearing deposits), as compared with 90.2% at December 31, 1996. No borrowings have been made under credit lines supporting commercial paper since 1970.

As part of the Company's continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, home equity and recreational boat finance receivables of $760.9 million were securitized by the Company during the first nine months of 1997. At September 30, 1997, $700.0 million of registered, but unissued, securities relating to the Company's asset-backed securitization program remained available under shelf registration statements.

In February 1997, CIT Capital Trust I, a wholly owned subsidiary of the Company, issued $250.0 million of 7.70% Preferred Capital Securities, the proceeds of which were invested in Junior Subordinated Debentures of the Company having identical rates and payment dates.

CAPITALIZATION

The following table presents information regarding the Company's capital structure.

--------------------------------------------------------------------------------------------
                                                                 September 30,  December 31,
                                                                     1997           1996
                                                                 ------------   ------------
                                                                     (Dollars in Millions)
Commercial paper                                                   $ 6,168.7      $ 5,827.0
Term debt                                                            9,421.1        8,778.7
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely debentures
 of the company                                                        250.0           --
Stockholders' equity                                                 2,242.7        2,075.4
                                                                   ---------      ---------
Total capitalization                                               $18,082.5      $16,681.1
                                                                   =========      =========
Total debt to stockholders' equity and company-
 obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely debentures of the company          6.25x          7.04x
Total debt and company-obligated mandatorily redeemable
 preferred securities of subsidiary trust holding solely
    debentures of the company to stockholders' equity                  7.06x          7.04x
--------------------------------------------------------------------------------------------

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data.

                                                                   Nine Months Ended
                                                                      September 30,
                                                              ---------------------------
                                                                 1997             1996
                                                                 ----             ----
Finance income*                                                     9.91%            9.94%
Interest expense*                                                   5.04             5.08
                                                              ----------       ----------
  Net finance income                                                4.87             4.86

Fees and other income                                               1.38             1.44

Gain on sale of equity interest acquired in loan workout            0.43             --
                                                              ----------       ----------

  Operating revenue                                                 6.68             6.30
                                                              ----------       ----------

Salaries and general operating expenses                             2.32             2.38

Provision for credit losses                                         0.68             0.64

Depreciation on operating lease equipment                           0.80             0.69

Minority interest in subsidiary trust holding solely
 debentures of the company                                          0.09             --
                                                              ----------       ----------

  Operating expenses                                                3.89             3.71
                                                              ----------       ----------

Income before provision for income taxes                            2.79             2.59

Provision for income taxes                                          1.02             0.98
                                                              ----------       ----------

  Net income                                                        1.77%            1.61%
                                                              ==========       ==========

Average earning assets (in millions)                          $ 18,029.8       $ 16,311.9
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

            On September 26, 1997, The Dai-Ichi Kangyo Bank, Limited and CBC Holdings (Delaware), Inc., by unanimous consent, approved the change of the Company's name from "The CIT Group Holdings, Inc." to "The CIT Group, Inc." and the filing of the Company's registration statement on Form S-2 for an initial public offering of Class A Common Stock.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibit 12 - Computation of Ratios of Earnings to Fixed
                  Charges.

            (b)   Exhibit 27 - Financial Data Schedule

            (c) A Form 8-K report dated July 14, 1997 was filed with the Commission reporting computational materials for the Company's home equity finance receivable securitization.

            (d) A Form 8-K report dated July 14, 1997 was filed with the Commission containing the final prospectus and other documents for the Company's home equity finance receivable securitization.

            (e) A Form 8-K report dated July 17, 1997 was filed with the Commission reporting the Company's announcement of financial results for the quarter ended June 30, 1997.

            (f) A Form 8-K report dated September 26, 1997 was filed with the Commission reporting the Company's announcement that it had filed a registration statement on Form S-2 for an initial public offering of Class A Common Stock.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             The CIT Group, Inc.
                                             -----------------------------------
                                             (Registrant)


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


DATE: November 7 , 1997

                                EXHIBIT INDEX


     Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

     Exhibit 27 - Financial Data Schedule.