Form 10-K
period 1997-12-31
CIT GROUP INC
filed 1998-03-18
CIK 20388

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   ----------
                                    Form 10-K
                                   ----------

(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                                   ----------

                          Commission file number 1-1861

                               The CIT Group, Inc.
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

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
           Title of each class                              which registered
           -------------------                          ------------------------
Class A Common Stock, par value $0.01 per share ......   New York Stock Exchange
8 3/4% Notes Due April 15, 1998 ......................   New York Stock Exchange
5 7/8% Notes Due October 15, 2008 ....................   New York Stock Exchange

                                   ----------

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the most recent New York Stock Exchange Composite Transaction closing price of the Class A Common Stock ($33.00 per share), which occurred on February 27, 1998, was $1,070,617,185. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant. At February 27, 1998, 37,173,527 shares of the Company's Class A Common Stock, par value $0.01 per share, were outstanding and 126,000,000 shares of the Company's Class B Common Stock, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE*

           Document                                   Where Incorporated
           --------                                   ----------\--------
   Proxy Statement for 1998                   Part III (Items 10, 11, 12 and 13)
Annual Meeting of Stockholders

--------------
* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference herein.

================================================================================

                                TABLE OF CONTENTS


 Form 10-K
 Item No.                          Name of Item                             Page
 --------                          ------------                             ----

                                     Part I
Item  1.   Business .......................................................    1
                Overview ..................................................    1
                Industry Concentration ....................................    8
                Competition ...............................................    8
                Regulation ................................................    9
Item  2.   Properties .....................................................   10
Item  3.   Legal Proceedings ..............................................   10
Item  4.   Submission of Matters to a Vote of Security Holders ............   10

                                     Part II

Item  5.   Market for Registrant's Common Equity and Related
             Stockholder Matters ..........................................   11
Item  6.   Selected Financial Data ........................................   12
Item  7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................   15
Item  8.   Financial Statements and Supplementary Data ....................   34
Item  9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ..........................   60

                                    Part III

Item  10.  Directors and Executive Officers of the Registrant .............   61
Item  11.  Executive Compensation .........................................   61
Item  12.  Security Ownership of Certain Beneficial Owners and Management .   61
Item  13.  Certain Relationships and Related Transactions .................   61

                                     Part IV

Item  14.  Exhibits, Financial Statement Schedule and Reports
             on Form 8-K ..................................................   62

                                     PART I

Item 1.  Business

OVERVIEW

     The CIT Group, Inc., formerly The CIT Group Holdings, Inc. (the "Company"), a Delaware corporation, is a leading diversified finance organization with over $22 billion of managed assets at December 31, 1997. The Company offers secured commercial and consumer financing primarily in the United States to smaller, middle-market and larger businesses and to individuals through a nationwide distribution network. The Company commenced operations in 1908 and has developed a broad array of "franchise" businesses that focus on specific industries, asset types and markets, which are balanced by client, industry and geographic diversification. The Company has its principal executive offices at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 536-1390.

     The Company operates through two business segments: (i) commercial, which is comprised of Equipment Financing (equipment financing and leasing), Capital Finance (commercial aircraft and rail equipment financing and leasing), Commercial Services (factoring), Business Credit (secured financing to middle-market and larger-sized businesses) and Credit Finance (secured financing to smaller-sized and middle-market businesses) strategic business units, and
(ii) consumer, which is comprised of Consumer Finance (home equity) and Sales Financing (recreation vehicle, manufactured housing and recreational boat financing) strategic business units. These strategic business units offer products and services designed to satisfy the financing needs of specific customers, industries and markets.

     In November 1997, the Company issued 36,225,000 shares of Class A common stock in an initial public offering (the "Offering"). Prior to November 1997, The Dai-Ichi Kangyo Bank, Limited ("DKB") owned 80% of the issued and outstanding stock of the Company. The remaining 20% of the Company's issued and outstanding stock was owned by The Chase Manhattan Corporation ("Chase"), through a wholly-owned subsidiary. DKB had an option expiring December 15, 2000 to purchase the remaining 20% common stock interest from Chase. In November 1997, the Company purchased DKB's option at its fair market value, exercised the option to purchase the stock held by Chase and recapitalized the Company by converting the previous common stock to 157,500,000 shares of Class B common stock. Twenty percent of the Class B common stock shares (which has five votes per share) were converted to Class A common stock shares (which has one vote per share) and, in addition to an underwriter's overallotment option, were issued in the Offering. The issuance of Class A common stock pursuant to the underwriter's overallotment resulted in an increase to the Company's stockholders' equity of $117.7 million. At December 31, 1997, DKB owns 100% of the outstanding shares of Class B common stock of the Company, 77.2% of the economic interest in the Company, and 94.4% of the combined voting power of all classes of voting stock of the Company.

     The business segments within which the Company operates are described in greater detail below.

Commercial

     The Company's commercial operations are diverse and provide a wide range of financing and leasing products to small, midsize and larger companies across a wide variety of industries, including aerospace, retailing, construction, rail, machine tool, business aircraft, apparel, textiles, electronics and technology, chemicals, manufacturing and transportation. The secured lending, leasing and factoring products of the Company's commercial operations include direct loans and leases, operating leases, leveraged and single investor leases, secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing and acquisition and expansion financing.

     The following table sets forth the financing and leasing assets of the Company's commercial segment at December 31 of each of the years in the five-year period ended December 31, 1997.

                                                                  December 31,
                                      -------------------------------------------------------------------
                                        1997           1996           1995          1994           1993
                                        ----           ----           ----          ----           ----
                                                               Dollars in millions
Equipment Financing and Leasing ....  $11,709.7      $11,321.6     $10,591.6     $ 9,631.1      $ 9,027.4
Factoring ..........................    2,113.1        1,804.7       1,743.3       1,896.2          981.9
Commercial Finance .................    2,137.7        2,033.4       2,229.7       2,161.7        1,927.8
                                      ---------      ---------     ---------     ---------      ---------
                                      $15,960.5      $15,159.7     $14,564.6     $13,689.0      $11,937.1
                                      =========      =========     =========     =========      =========

     The Company's commercial operations generate transactions through direct calling efforts with borrowers, lessees, equipment end-users, manufacturers and distributors and through referral sources and other intermediaries. In addition, the Company's strategic business units jointly structure transactions and refer or cross-sell transactions to other Company units to best meet customers' overall financing needs. The Company's marketing efforts are supplemented by its Multi-National Marketing Group, which promotes the Company's products to the U.S. subsidiaries of foreign corporations in need of asset-based financing, developing business through referrals from DKB and through direct calling efforts. The Company also buys and sells participations in and syndications of finance receivables and/or lines of credit. In addition, from time to time in the normal course of business, the Company purchases finance receivables in bulk to supplement its own originations and sells selected finance receivables and equipment under operating leases for risk management and/or other balance sheet management purposes.

Equipment Financing and Leasing

     The Company's Equipment Financing and Leasing operations had total financing and leasing assets of $11.7 billion at December 31, 1997, representing 58.7% of the Company's total financing and leasing assets. The Company's Equipment Financing and Leasing operations are conducted through two strategic business units: (i) The CIT Group/Equipment Financing ("Equipment Financing"), which focuses on the broad distribution of its products through manufacturers, dealers/distributors, intermediaries and direct calling primarily with the construction, transportation and machine tool industries; and (ii) The CIT Group/Capital Finance ("Capital Finance"), which focuses on the direct marketing of customized transactions relating primarily to commercial aircraft and rail equipment.

     Equipment Financing and Capital Finance personnel have extensive expertise in managing equipment over its full life cycle, including, in the case of Capital Finance, the expertise to repossess commercial aircraft, if necessary, to obtain required maintenance and repairs for such aircraft, and to recertify such aircraft with appropriate authorities. Equipment Financing's and Capital Finance's equipment and industry expertise enable them to evaluate effectively residual value risk and to manage equipment and residual value risks by locating alternative equipment users and/or purchasers in order to minimize such risk and/or the risk of equipment remaining idle for extended periods of time or in amounts that could materially impact profitability. For the period 1993 through 1997, Equipment Financing and Capital Finance have realized in excess of 100% of the aggregate booked residual value in connection with equipment sales.

     The following table sets forth certain information concerning the financing and leasing assets of Equipment Financing and Leasing at December 31 of each of the years in the five-year period ended December 31, 1997.

                                                                      December 31,
                                          -------------------------------------------------------------------
                                            1997           1996           1995          1994           1993
                                            ----           ----           ----          ----           ----
                                                                   Dollars in millions
Finance receivables - loans ...........   $ 5,671.7      $ 6,357.5     $ 6,383.4      $5,852.6       $5,607.3
Finance receivables - leases ..........     4,132.4        3,562.0       3,095.2       2,910.6        2,668.2
Operating lease equipment, net ........     1,905.6        1,402.1       1,113.0         867.9          751.9
                                          ---------      ---------     ---------      --------       --------
    Total financing and leasing assets    $11,709.7      $11,321.6     $10,591.6      $9,631.1       $9,027.4
                                          =========      =========     =========      ========       ========

     On January 1, 1997, $1,519.2 million of financing and leasing assets and related marketing and servicing operations were transferred from Capital Finance to Equipment Financing. The transferred financing and leasing assets and operations were considered more complementary to the Equipment Financing business and the transfers were undertaken to increase Equipment Financing's nationwide market reach and further utilize its existing systems and infrastructure. The transfer has also enabled Capital Finance to focus on the specialized markets and industries best served by its ability to handle larger customized financings of capital equipment, particularly commercial aircraft and railcars.

Equipment Financing

     Equipment Financing is the largest of the Company's strategic business units with total financing and leasing assets of $8.0 billion at December 31, 1997, representing 40.2% of the Company's total financing and leasing assets. Equipment Financing offers secured equipment financing and leasing products, including direct secured loans, leases, revolving lines of credit, operating leases, sale and leaseback arrangements, vendor financing and specialized wholesale and retail financing for distributors and manufacturers.

     Equipment Financing is a leading nationwide asset-based equipment lender. At December 31, 1997, its portfolio included significant outstandings to customers in a number of different industries, with manufacturing being the largest as a percentage of financing and leasing assets, followed by construction and printing. The Equipment Financing portfolio at December 31, 1997 included many different types of equipment, including construction, transportation, and manufacturing equipment and business aircraft.

     Equipment Financing originates its products through direct calling on customers and through its relationships with manufacturers, dealers/distributors and intermediaries that have leading or significant marketing positions in their respective industries. This provides Equipment Financing with efficient access to equipment end-users in many industries across a variety of equipment types.

     The following table sets forth certain information concerning the financing and leasing assets of Equipment Financing at December 31 of each of the years in the five-year period ended December 31, 1997.


                                                                      December 31,
                                          --------------------------------------------------------------------
                                            1997           1996           1995          1994           1993
                                            ----           ----           ----          ----           ----
                                                                   Dollars in millions
Finance receivables - loans .............  $4,622.8       $3,859.0      $3,657.0      $3,081.7       $2,690.0
Finance receivables - leases ............   2,780.6        1,757.8       1,272.9       1,188.0        1,191.0
Operating lease equipment, net ..........     623.8          426.6         363.0         219.2          186.2
                                           --------       --------      --------      --------       --------
    Total financing and leasing assets ..  $8,027.2       $6,043.4      $5,292.9      $4,488.9       $4,067.2
                                           ========       ========      ========      ========       ========

Capital Finance

     Capital Finance had financing and leasing assets of $3.7 billion at December 31, 1997, which represented 18.5% of the Company's total financing and leasing assets. Capital Finance specializes in customized secured financing, including leases, loans, operating leases, single investor leases, debt and equity portions of leveraged leases, and sale and leaseback arrangements relating primarily to end-users of commercial aircraft and railcars. Typical Capital Finance customers are middle-market to larger-sized companies.

     Capital Finance has provided financing to commercial airlines for over 30 years. The Capital Finance aerospace portfolio includes most of the leading U.S. and foreign commercial airlines. Capital Finance has developed strong relationships with most major airlines and all major aircraft and aircraft engine manufacturers, which provide Capital Finance with access to technical information, which supports customer service, and provides opportunities to finance new business.

     Capital Finance has over 25 years experience in financing the rail industry, contributing to its knowledge of asset values, industry trends, product structuring and customer needs. To strengthen its position in the rail financing market, Capital Finance formed a dedicated rail equipment group in 1994 and currently maintains relationships with several leading railcar manufacturers in the United States. The Capital Finance rail portfolio includes all of the U.S. and Canadian Class I railroads and numerous shippers. The Capital Finance operating lease fleet includes primarily covered hopper cars used to ship grain and agricultural products and plastic pellets, gondola cars for coal, steel coil and mill service, open hopper cars for coal and aggregates, center beam flat cars for lumber, and boxcars for paper and auto parts.

     New business is generated by Capital Finance through (i) direct calling efforts with equipment end-users and borrowers, including major airlines, railroads and shippers, (ii) relationships with aerospace, railcar and other manufacturers and (iii) intermediaries and other referral sources.

     The following table sets forth certain information concerning the financing and leasing assets of Capital Finance at December 31 of each of the years in the five-year period ended December 31, 1997.

                                                                      December 31,
                                           ------------------------------------------------------------------
                                            1997           1996           1995          1994           1993
                                            ----           ----           ----          ----           ----
                                                                   Dollars in millions
Finance receivables - loans                $1,048.9       $2,498.5      $2,726.4      $2,770.9       $2,917.3
Finance receivables - leases                1,351.8        1,804.2       1,822.3       1,722.6        1,477.2
Operating lease equipment, net              1,281.8          975.5         750.0         648.7          565.7
                                           --------       --------      --------      --------       --------
    Total financing and leasing assets     $3,682.5       $5,278.2      $5,298.7      $5,142.2       $4,960.2
                                           ========       ========      ========      ========       ========

Factoring

     The CIT Group/Commercial Services ("Commercial Services") factoring operation had total financing and leasing assets of $2.1 billion at December 31, 1997, which represented 10.6% of the Company's total financing and leasing assets. Commercial Services offers a full range of domestic and international customized credit protection and lending services that include factoring, working capital and term loans, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing and letter of credit programs.

     Commercial Services provides financing to its clients through the purchase of accounts receivables owed to clients by their customers, usually on a non-recourse basis, as well as by guaranteeing amounts due under letters of credit issued to the clients' suppliers which are collateralized by accounts receivable and other assets. The purchase of accounts receivable is traditionally known as "factoring" and results in the payment by the client of a factoring fee, generally a percentage of the factored sales volume. When Commercial Services "factors" (i.e., purchases) a customer invoice from a client, it records the customer receivable as an asset and also establishes a liability for the funds due to the client ("credit balances of factoring clients"). Commercial Services also may advance funds to its clients prior to collection of receivables, typically in an amount up to 80% of eligible accounts receivable (as defined for that transaction), charging interest on such advances (in addition to any factoring fees) and satisfying such advances from receivables collections.

     Clients use Commercial Services' products and services for various purposes, including improving cash flow, mitigating or reducing the risk of bad debt charge offs, increasing sales, improving management information and converting the high fixed cost of operating a credit and collection department into a lower and variable expense based on sales volume.

     Commercial Services generates business regionally from a variety of sources, including direct calling and referrals from existing clients and other referral sources.

     The following table sets forth certain information concerning the financing and leasing assets of Commercial Services at December 31 of each of the years in the five-year period ended December 31, 1997.

                                                                      December 31,
                                           ------------------------------------------------------------------
                                            1997           1996           1995          1994           1993
                                            ----           ----           ----          ----           ----
                                                                   Dollars in millions
Total financing and leasing assets .....  $2,113.1       $1,804.7      $1,743.3      $1,896.2         $981.9

Commercial Finance

     At December  31,  1997,  the  financing  and leasing  assets of  Commercial
Finance totaled $2.1 billion, representing 10.7% of the Company's total financing and leasing assets. The Company's Commercial Finance operations are conducted through two strategic business units: (i) The CIT Group/Business Credit ("Business Credit"), which provides secured financing primarily to middle-market to larger-sized borrowers; and (ii) The CIT Group/Credit Finance ("Credit Finance"), which provides secured financing primarily to smaller-sized to middle-market borrowers.

     The following table sets forth certain information concerning the financing and leasing assets of Commercial Finance at December 31 of each of the years in the five-year period ended December 31, 1997.

                                                                      December 31,
                                          --------------------------------------------------------------------
                                            1997           1996           1995          1994           1993
                                            ----           ----           ----          ----           ----
                                                                   Dollars in millions
Business Credit ........................   $1,247.9       $1,235.6      $1,471.0      $1,442.1       $1,282.1
Credit Finance .........................      889.8          797.8         758.7         719.6          645.7
                                           --------       --------      --------      --------       --------
 Total financing and leasing assets ....   $2,137.7       $2,033.4      $2,229.7      $2,161.7       $1,927.8
                                           ========       ========      ========      ========       ========

     In  October  1997,  $95.0  million  of  small  ticket  commercial   finance
receivables were transferred from Business Credit to Credit Finance.

Business Credit

     Financing and leasing assets of Business Credit totaled $1.2 billion at December 31, 1997 and represented 6.3% of the Company's total financing and leasing assets. Business Credit offers senior revolving and term loans secured by accounts receivable, inventories and fixed assets to middle-market and larger-sized companies. Such loans are used by clients primarily for growth, expansion, acquisitions, refinancings and debtor-in-possession and turnaround financings. Business Credit sells and purchases participation interests in such loans to and from other lenders.

     Through its variable interest rate senior revolving and term loan products, Business Credit meets its customers' financing needs for working capital, growth, acquisition and other financing situations otherwise not met through bank or other unsecured financing alternatives. Business Credit typically structures financings on a fully secured basis, though, from time to time, it may look to a customer's cash flow to support a portion of the credit facility. Revolving and term loans are made on a variable interest rate basis based on published indexes such as LIBOR or a prime rate of interest.

     Business is originated through direct calling efforts and intermediary and referral sources. Business Credit has focused on increasing the proportion of direct business origination to improve its ability to capture or retain refinancing opportunities and to enhance finance income.

Credit Finance

     Financing and leasing assets of Credit Finance totaled $889.8 million at December 31, 1997 and represented 4.5% of the Company's total financing and leasing assets. Credit Finance offers revolving and term loans to smaller-sized and middle-market companies secured by accounts receivable, inventories and fixed assets. Such loans are used by clients for working capital, refinancings, acquisitions, leveraged buyouts, reorganizations, restructurings, turnarounds and Chapter 11 financing and confirmation plans. Credit Finance sells participation interests in such loans to other lenders and purchases participation interests in such loans originated by other lenders. Credit Finance borrowers are generally smaller and cover a wider range of credit quality than those of Business Credit. While both Business Credit and Credit Finance offer financing secured by accounts receivable, inventories and fixed assets, Credit Finance places a higher degree of reliance on collateral and is generally more focused on credit monitoring in its business.

     Business is originated through the sales and regional offices and is also developed through intermediaries and referral relationships and through direct calling efforts. Credit Finance has developed long-term relationships with selected finance companies, banks and other lenders and with many diversified referral sources.

Consumer

     At December 31, 1997, the Company's consumer segment financing and leasing assets totaled $3.9 billion, representing 19.7% of the Company's total financing and leasing assets. The consumer segments' managed assets were $6.3 billion at December 31, 1997, representing 28.3% of total managed assets.

     The Company's consumer business is focused primarily on home equity lending and on retail sales financing secured by recreation vehicles, manufactured housing and recreational boats. Home equity lending is performed by The CIT Group/Consumer Finance ("Consumer Finance") business unit. Sales financing for consumer products sold through dealers is performed by The CIT Group/Sales Financing ("Sales Financing") business unit. During 1997, Sales Financing began to provide wholesale inventory financing to manufactured housing and recreational boat dealers utilizing its dealer and manufacturer relationships. Sales Financing also provides contract servicing for securitization trusts and other third parties through a centralized Asset Service Center ("ASC"). Additionally, in the ordinary course of business, Consumer Finance and Sales Financing purchase loans and portfolios of loans from banks, thrifts and other originators of consumer loans.

     The following table sets forth certain information regarding the Company's consumer business segment at December 31 for each of the years in the five-year period ended December 31, 1997.

                                                                      December 31,
                                          --------------------------------------------------------------------
                                            1997           1996           1995          1994           1993
                                            ----           ----           ----          ----           ----
                                                                   Dollars in millions
Consumer Finance
   Financing and leasing assets ........   $1,992.3       $2,005.5      $1,039.0       $ 570.8        $ 131.3
   Finance receivables previously
        securitized and currently
        managed by the Company .........      453.8             --            --            --             --
                                           --------       --------      --------      --------       --------
            Managed assets .............   $2,446.1       $2,005.5      $1,039.0      $  570.8       $  131.3
                                           ========       ========      ========      ========       ========
Sales Financing
   Financing and leasing assets ........   $1,940.7       $1,349.8      $1,416.9      $1,471.2       $1,458.0
   Finance receivables previously
        securitized and currently
        managed by the Company .........    1,931.8        1,437.4         916.5         306.7          175.6
                                           --------       --------      --------      --------       --------
            Managed assets .............   $3,872.5       $2,787.2      $2,333.4      $1,777.9       $1,633.6
                                           ========       ========      ========      ========       ========
Total financing and leasing assets .....   $3,933.0       $3,355.3      $2,455.9      $2,042.0       $1,589.3
Consumer finance receivables
   previously securitized and
   currently  managed by the
   Company .............................    2,385.6        1,437.4         916.5         306.7          175.6
                                            -------        -------       -------       -------        -------
Total managed assets ...................    6,318.6        4,792.7       3,372.4       2,348.7        1,764.9
                                           --------       --------      --------      --------       --------
Consumer finance receivables
   serviced for third parties ..........    1,451.6          549.2         338.2         191.5          240.5
                                           --------       --------      --------      --------       --------
Total serviced assets ..................   $7,770.2       $5,341.9      $3,710.6      $2,540.2       $2,005.4
                                           ========       ========      ========      ========       ========

Consumer Finance

     Financing and leasing assets of Consumer Finance, which aggregated $2.0 billion at December 31, 1997, represented 10.0% of the Company's total financing and leasing assets. The managed assets of Consumer Finance were $2.4 billion at December 31, 1997, or 10.9% of total managed assets. Consumer Finance commenced operations in December 1992. Its products include both fixed and variable rate closed-end loans and variable rate lines of credit. The lending activities of Consumer Finance consist primarily of originating, purchasing and selling loans secured by first or second liens on detached, single family residential properties. Such loans are primarily made for the purpose of consolidating debts, refinancing an existing mortgage, funding home improvements, paying education expenses and, to a lesser extent, purchasing a home, among other reasons. Consumer Finance originates loans through brokers and correspondents as well as on a direct marketing basis.

     The Company believes that its network of Consumer Finance offices, located in most major U.S. markets, enables it to provide a competitive, extensive product offering complemented by high levels of service delivery. Through experienced lending professionals and automation, Consumer Finance provides rapid turnaround time from application to loan funding, a characteristic considered to be critical by its broker and correspondent relationships.

 Sales Financing

     The financing and leasing assets of Sales Financing, which aggregated $1.9 billion at December 31, 1997, represented 9.7% of the Company's total financing and leasing assets. The managed assets of Sales Financing were $3.9 billion at December 31, 1997, or 17.3% of total managed assets. The lending activities of Sales Financing consist primarily of providing nationwide retail financing for the purchase of new and used recreation vehicles, manufactured housing and recreational boats. During 1997, Sales Financing began providing wholesale manufactured housing and recreational boat inventory financing directly to dealers. Sales Financing originates loans predominantly through recreation vehicle, manufactured housing and recreational boat dealer, manufacturer and broker relationships.

     The following table sets forth certain information with respect to the managed assets of Sales Financing at December 31 for each of the years in the five-year period ended December 31, 1997.

                                                                      December 31,
                                          --------------------------------------------------------------------
                                            1997           1996           1995          1994           1993
                                            ----           ----           ----          ----           ----
                                                                   Dollars in millions
Retail recreation vehicle
   finance receivables .................   $1,596.5       $1,256.9      $1,144.2      $1,016.3       $1,022.4
                                           --------       --------      --------      --------       --------
Retail manufactured
   housing finance receivables .........   $1,471.9       $1,202.5      $1,032.3     $   690.0      $   572.3
                                           --------       --------      --------      --------       --------
Retail recreational
   boat finance receivables ............   $  682.5       $  327.8      $  156.9     $    71.6      $    38.9
                                           --------       --------      --------      --------       --------
Wholesale inventory
   financing finance receivables .......   $  121.6       $     --      $     --     $      --      $      --
                                           --------       --------      --------      --------       --------
Total managed assets ...................   $3,872.5       $2,787.2      $2,333.4      $1,777.9       $1,633.6
                                           ========       ========      ========      ========       ========

Servicing

     The ASC centrally services and collects substantially all of the Company's consumer finance receivables including loans originated or purchased by Sales Financing or Consumer Finance, as well as loans originated or purchased and subsequently securitized with servicing retained. The servicing portfolio also includes loans owned by third parties that are serviced by Sales Financing for a fee on a "contract" basis. At December 31, 1997, the consumer finance servicing portfolio aggregated approximately 282,000 loans, including $1.5 billion of finance receivables serviced for third parties.

Securitization Program

     The Company funds most of its assets on balance sheet using its access to the commercial paper, medium-term note and capital markets. In an effort to broaden its funding sources and to provide an additional source of liquidity, the Company, in 1992, established a program to opportunistically access the public and private asset backed securitization markets. Current products utilized in the Company's program include consumer loans secured by recreation vehicles, recreational boats and residential real estate. The Company has sold $3.3 billion of finance receivables since the inception of the Company's asset backed securitization program and the remaining pool balance at December 31, 1997 was $2.4 billion or 10.7% of the Company's total managed assets.

     Under a typical asset backed securitization, the Company sells a "pool" of secured loans to a special purpose entity, that, in turn, issues certificates and/or notes that are collateralized by the loan pool and that entitle the holders thereof to participate in certain loan pool cash flows. The Company retains the servicing of the securitized loans, for which it is paid a fee, and also participates in certain "residual" loan pool cash flows (cash flows after payment of principal and interest to certificate and/or note holders and after losses). At the date of securitization, the Company estimates the "residual" cash flows to be received over the life of the securitization, records the present value of these cash flows as an interest-only receivable, or I/O (a retained interest in the securitization), and recognizes a gain. The I/O is then amortized over the estimated life of the related loan pool.

     The Company, in its estimation of residual cash flows and related I/Os, inherently employs a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are empirically supported by both the Company's historical experience and anticipated trends relative to the particular products securitized. Subsequent to the recognition of I/Os, the Company regularly reviews such assets for valuation impairment. These reviews are performed on a disaggregated basis. Fair values of I/Os are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates and are then compared to the Company's carrying values. Carrying value of the Company's I/Os at December 31, 1997 was $155.5 million and approximated fair value.

Equity Investments

     The CIT Group/Equity Investments and its subsidiary The CIT Group/Venture Capital (together "Equity Investments") originate and participate in merger and acquisition transactions, purchase private equity and equity-related securities and arrange transaction financing. Equity Investments also invests in emerging growth opportunities in selected industries, including the life sciences, information technology, communications and consumer products industries. Equity Investments made its first investment in 1991 and had total investments of $65.8 million at December 31, 1997.

INDUSTRY CONCENTRATION

     See the "Industry Composition" and "Commercial Airline Industry" sections of "Financing and Leasing Assets Composition" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPETITION

     The Company's markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. The Company's competitors include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, leasing companies, manufacturers and vendors. Substantial national financial services networks have been formed by insurance companies and bank holding companies that compete with the Company. On a local level, community banks and smaller independent finance and/or mortgage companies are a competitive force. Some competitors have substantial local market positions. Many of the competitors of the Company are large companies that have substantial capital, technological and marketing resources. Some of these competitors are larger than the Company and may have access to capital at a lower cost than the Company. Also, the Company's competitors include businesses that are not related to bank holding companies and, accordingly, may engage in activities, for example, short-term equipment rental and servicing, which currently are prohibited to the Company. Competition has been enhanced in recent years by an improving economy and growing marketplace liquidity. The markets for most of the Company's products are characterized by a large number of competitors. However, with respect to some of the Company's products, competition is more concentrated.

     The Company competes primarily on the basis of pricing, terms and structure, with other primary competitive factors including industry experience and client service and relationships. From time to time, competitors of the Company seek to compete aggressively on the basis of these factors and the Company may lose market share to the extent it is unwilling to match its competitors' pricing and terms in order to maintain its interest margins and/or credit standards.

     Other primary competitive factors include industry experience and client service and relationships. In addition, demand for the Company's products with respect to certain industries, such as the commercial airline industry, will be affected by demand for such industry's services and products and by industry regulations.

REGULATION

     DKB is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act"), and is registered as such with the Federal Reserve. As a result, the Company is subject to certain provisions of the Act and is subject to examination by the Federal Reserve. In general, the Act limits the activities in which a bank holding company and its subsidiaries may engage to those of banking or managing or controlling banks or performing services for their subsidiaries and to continuing activities which the Federal Reserve has determined to be "so closely related to banking or managing or controlling banks as to be a proper incident thereto." The Company's current principal business activities constitute permissible activities for a nonbank subsidiary of a bank holding company.

     In addition to being subject to the Act, DKB is subject to Japanese banking laws, regulations, guidelines and orders that affect permissible activities of the Company. DKB and the Company have entered into an agreement in order to facilitate DKB's compliance with applicable U.S. and Japanese banking laws, or the regulations, interpretations, policies, guidelines, requests, directives and orders of the applicable regulatory authorities or the staffs thereof or a court (collectively, the "Banking Laws"). That agreement prohibits the Company from engaging in any new activity or entering into any transaction for which prior approval, notice or filing is required under Banking Laws without the required prior approval having been obtained, prior notice having been given or made by DKB and accepted or such filings having been made. The Company is also prohibited from engaging in any activity as would cause DKB, the Company or any affiliate of DKB or the Company to violate any Banking Laws. In the event that, at any time, it is determined by DKB that any activity then conducted by the Company is prohibited by any Banking Law, the Company is required to take all reasonable steps to cease such activity. Under the terms of that agreement, DKB is responsible for making all determinations as to compliance with applicable Banking Laws.

     Two of the subsidiaries of the Company are investment companies organized under Article XII of the New York Banking Law and, as a result, the activities of these subsidiaries are restricted by state banking laws and these subsidiaries are subject to examination by state banking examiners. Also, any person or entity seeking to purchase "control" of the Company would be required to apply for and obtain the prior approval of the Superintendent of Banks of the State of New York. "Control" is presumed to exist if a person or entity would, directly or indirectly, own, control or hold (with power to vote) 10% or more of the voting stock of the Company.

     The operations of the Company are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities, (ii) establish maximum interest rates, finance charges and other charges, (iii) regulate customers' insurance coverages, (iv) require disclosures to customers, (v) govern secured transactions and (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices.

     The Company's consumer finance business is subject to detailed enforcement and supervision by state authorities under legislation and regulations which generally require licensing of the lender. Licenses are renewable and may be subject to suspension or revocation for violations of such laws and regulations. Applicable state laws generally regulate interest rates and other charges and require certain disclosures. In addition, most states have other laws, public policies and general principles of equity relating to the protection of consumers, unfair and deceptive practices and practices that may apply to the origination, servicing and collection of consumer finance loans. Depending on the provision of the applicable law and the specific facts and circumstances involved, violations of these laws, policies and principles may limit the Company's ability to collect all or part of the principal of or interest on consumer finance loans, may entitle the borrower to a refund of amounts previously paid and, in addition, could subject the Company to damages and administrative sanctions.

     Federal laws preempt state usury ceilings on first mortgage loans and state laws which restrict various types of alternative dwelling secured receivables, except in those states which have specifically opted out, in whole or in part, of such preemption. Loans may also be subject to other federal laws, including:
(i) the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers and other parties regarding loan terms; (ii) the Real Estate Settlement Procedures Act and

Regulation X promulgated thereunder, which require certain disclosures to borrowers and other parties regarding certain loan terms and regulates certain practices with respect to such loans; (iii) the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit and administration of loans on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act; (iv) the Fair Credit Reporting Act, which regulates the use and reporting of information related to a borrower's credit experience; and (v) the Fair Housing Act, which prohibits discrimination on the basis of, among other things, familial status or handicap.

     Depending on the provisions of the applicable law and the specific facts and circumstances involved, violations of these laws may limit the ability of the Company to collect all or part of the principal of or interest on applicable loans, may entitle the borrower to rescind the loan and any mortgage or to obtain a refund of amounts previously paid and, in addition, could subject the Company to damages and administrative sanctions.

      The above federal and state regulation and supervision could limit the Company's discretion in operating its businesses. For example, state laws often establish maximum allowable finance charges for certain consumer and commercial loans. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties. No assurance can be given that applicable laws or regulations will not be amended or construed differently, that new laws and regulations will not be adopted or that interest rates the Company charges will not rise to state maximum levels, the effect of any of which could be to adversely affect the business or results of operations of the Company. Under certain circumstances, the Federal Reserve has the authority to issue orders which could restrict the ability of the Company to engage in new activities or to acquire additional businesses or to acquire assets outside of the normal course of business.

Item 2.  Properties

     The operations of the Company and its subsidiaries are generally conducted in leased office space located in numerous cities and towns throughout the United States. Such leased office space is suitable and adequate for the needs of the Company. The Company utilizes, or plans to utilize in the foreseeable future, substantially all of its leased office space.

Item 3.  Legal Proceedings

     The Company is a defendant in various lawsuits arising in the ordinary course of its business. The Company aggressively manages its litigation and assesses appropriate responses to its lawsuits in light of a number of factors, including potential impact of the actions on the conduct of the Company's operations. In the opinion of management, none of the pending matters is expected to have a material adverse effect on the Company's financial condition or results of operations. However, there can be no assurance that an adverse decision in one or more of such lawsuits will not have a material adverse effect.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Class A common stock of the Company was priced at $27.00 per share and was listed on the New York Stock Exchange on November 13, 1997. The high and low sales prices for the Class A common stock for the fourth quarter of 1997 were $32 13/16 and $29 1/8, respectively. The Class B common stock of the Company is entirely owned by DKB and is not publicly traded.

     Commencing with the 1996 second quarter and ceasing prior to the Offering, the Company operated under a policy requiring the payment of dividends by the Company equal to and not exceeding 30% of net operating earnings on a quarterly basis. Previously, the Company's dividend policy required payment of dividends of 50% of net operating earnings on a quarterly basis. Such dividends were paid to DKB and Chase based upon their respective stock ownership in the Company. In connection with the Offering, the Company terminated its dividend policy in favor of a new policy beginning with the payment of a dividend for the first quarter of 1998. It is expected that the dividend in respect of the quarter ending March 31, 1998, which is the first dividend following the consummation of the Offering, will be $0.10 per share (a rate of $0.40 annually) for both Class A common stock and Class B common stock. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors. By agreement with DKB and Chase, the final cash dividend under the Company's terminated dividend policy was paid to DKB and Chase for the fourth quarter of 1997 (based upon net operating earnings through October 31, 1997) prior to the consummation of the Offering.

     On December 24, 1996, with the consent of the Company's stockholders, the Company paid a special dividend in the aggregate amount of $165.0 million to its stockholders. Each stockholder immediately contributed an aggregate amount equal to the special dividend to the Company as additional paid-in capital.

     Below are the dividends paid during the past two years:

         Dividends Paid                                1997           1996
         --------------                                ----           ----
                                                       Dollars in millions
      Regular Dividends
         First Quarter ............................   $ 21.0        $  37.9
         Second Quarter ...........................     27.6           22.5
         Third Quarter ............................     23.2           19.7
         Fourth Quarter ...........................      7.5           18.8
                                                       -----         ------
             Sub-total ............................     79.3           98.9
      Special Dividend ............................       --          165.0
                                                      ------         ------
             Total ................................   $ 79.3         $263.9
                                                      ======         ======

     As of February 27, 1998, stockholders of record of the Company included 76 holders of Class A common stock, representing approximately 11,500 beneficial holders, and one holder of Class B common stock.

Item 6.  Selected Financial Data

     The following table sets forth selected consolidated financial information regarding the Company's results of operations and balance sheet. This data presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 8. Financial Statements and Supplementary Data.



                                                                Years Ended December 31,
                                           -------------------------------------------------------------------
                                            1997           1996           1995          1994           1993
                                            ----           ----           ----          ----           ----
                                                      Dollars in millions, except per share data
Results of Operations
Net finance income ......................    $887.5         $797.9        $697.7        $649.8         $603.9
Total operating revenue (1) .............   1,193.3        1,042.0         882.4         824.2          737.7
Salaries and general operating
   expenses .............................     428.4          393.1         345.7         337.9          282.2
Provision for credit losses .............     113.7          111.4          91.9          96.9          104.9
Net income ..............................     310.1          260.1         225.3         201.1          182.3
Net income per diluted share ............      1.95           1.64          1.43          1.28           1.16

                                                                     At December 31,
                                           -------------------------------------------------------------------
                                            1997           1996           1995          1994           1993
                                            ----           ----           ----          ----           ----
                                                                   Dollars in millions
Balance Sheet Data
Finance receivables:
Commercial .............................. $14,054.9      $13,757.6     $13,451.5     $12,821.2      $11,185.2
Consumer ................................   3,664.8        3,239.0       2,344.0       1,973.2        1,438.9
                                          ---------      ---------     ---------     ---------      ---------
Total finance receivables ............... $17,719.7      $16,996.6     $15,795.5     $14,794.4      $12,624.1
Reserve for credit losses ...............     235.6          220.8         206.0         192.4          169.4
Operating lease equipment, net ..........   1,905.6        1,402.1       1,113.0         867.9          751.9
Consumer finance receivables
   held for sale ........................     268.2          116.3         112.0          68.7          150.4
Total assets ............................  20,464.1       18,932.5      17,420.3      15,959.7       13,725.0
Commercial paper ........................   5,559.6        5,827.0       6,105.6       5,660.2        6,516.1
Variable rate senior notes ..............   2,861.5        3,717.5       3,827.5       3,812.5        1,686.5
Fixed rate senior notes .................   6,593.8        4,761.2       3,337.0       2,619.4        2,389.0
Subordinated fixed-rate notes ...........     300.0          300.0         300.0         300.0          200.0
Company-obligated mandatorily
   redeemable preferred securities of
   subsidiary trust holding solely
   debentures of the Company ............     250.0             --            --            --             --
Stockholders' equity ....................   2,432.9        2,075.4       1,914.2       1,793.0        1,692.2

                                                         At or for the Years Ended December 31,
                                           -------------------------------------------------------------------
                                            1997           1996           1995          1994           1993
                                            ----           ----           ----          ----           ----
Selected Data and Ratios
Profitability
Net interest margin as a
   percentage of average
   earning assets ("AEA") (2) ...........     4.87%          4.82%         4.54%         4.77%          4.93%
Return on average stockholders'
   equity ...............................     14.0%          13.0%         12.1%         11.5%          11.0%
Return on AEA (2) .......................     1.70%          1.57%         1.46%         1.48%          1.49%
Ratio of earnings to fixed charges ......     1.51x          1.49x         1.44x         1.52x          1.60x
Salaries and general operating
   expenses as a percentage of
   average managed assets
   ("AMA") (3) ..........................     2.16%          2.22%         2.16%         2.44%          2.28%
Efficiency ratio (4)                          41.6%          42.7%         43.1%         44.5%          40.4%
Dividend payout ratio (5) ...............       26%            38%           46%           50%            50%


                                                         At or for the Years Ended December 31,
                                           -------------------------------------------------------------------
                                              1997           1996           1995          1994           1993
                                              ----           ----           ----          ----           ----
Credit Quality
60+ days contractual delinquency
   (as a  percentage of finance
   receivables)
      Consumer - managed (as a
         percentage of managed finance
         receivables) (6) ...............     2.92%          1.97%         1.34%         0.57%          0.99%
      Consumer - owned ..................     3.48%          2.24%         1.50%         0.51%          1.13%
      Commercial - owned ................     1.20%          1.60%         1.70%         1.30%          1.79%
         Total - owned ..................     1.67%          1.72%         1.67%         1.20%          1.71%
Net credit losses (as a percentage
   of average  finance receivables)
      Consumer - managed (as a
         percentage of average managed
         finance receivables) ...........     0.91%          0.70%         0.45%         0.54%          0.75%
      Consumer - owned ..................     1.09%          0.75%         0.44%         0.55%          0.77%
      Commercial - owned ................     0.47%          0.59%         0.51%         0.62%          0.77%
         Total - owned ..................     0.59%          0.62%         0.50%         0.61%          0.77%
Total nonperforming assets (as a
   percentage of  finance
   receivables) (7)
      Consumer - owned ..................     2.78%          1.64%         1.02%         0.46%          0.95%
      Commercial - owned ................     0.75%          1.17%         1.33%         1.50%          1.99%
         Total - owned ..................     1.17%          1.26%         1.28%         1.36%          1.87%
Reserve for credit losses as a
   percentage of finance
   receivables ..........................     1.33%          1.30%         1.30%         1.30%          1.34%
Ratio of reserve for credit losses
   to current period net credit losses ..     2.33x          2.18x         2.67x         2.29x          1.79x
Leverage
Total debt to stockholders' equity and
  Company-obligated  mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely debentures of the Company   5.71x          7.04x         7.09x         6.91x          6.38x
Total debt to stockholders'
   equity (8) ...........................     6.40x          7.04x         7.09x         6.91x          6.38x
Other
Total managed assets (in millions) (9) .. $22,344.9      $20,005.4     $17,978.6     $16,072.1      $13,723.6
Employees ...............................     3,025          2,950         2,750         2,700          2,400

---------------
(1) Includes a gain of $58.0 million recorded in 1997 on the sale of an equity interest acquired in connection with a loan workout.
(2) "AEA" reflects the average of finance receivables, operating lease equipment, consumer finance receivables held for sale and certain investments, less credit balances of factoring clients.
(3) "AMA" reflects average earning assets plus the average of consumer finance receivables previously securitized and currently managed by the Company.
(4) Efficiency ratio reflects the ratio of salaries and general operating expenses to the sum of operating revenue less depreciation of operating lease equipment and minority interest in subsidiary trust holding solely debentures of the Company.
(5) In 1995, the Company operated under a dividend policy requiring the payment of dividends equal to and not exceeding 50% of operating earnings. The actual ratio for 1995, however, fell below 50% due to the deferral of the declaration and payment of dividends on December 1995 earnings into the first quarter of 1996. In 1996, the Company changed its dividend policy to require the payment of dividends equal to and not exceeding 30% of operating earnings.
(6) Managed finance receivables include owned finance receivables, consumer finance receivables held for sale and the remaining balance of consumer finance receivables previously securitized and currrently managed by the Company.

(7) Owned nonperforming assets reflect finance receivables on nonaccrual status and assets received in satisfaction of loans.
(8) Total debt includes, and stockholders' equity excludes, $250.0 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company issued in February 1997.
(9) "Managed assets" include (i) financing and leasing assets and (ii) off-balance sheet consumer finance receivables previously securitized and currently managed by the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

1997 vs. 1996

Overview

      For the year ended December 31, 1997, net income totaled $310.1 million, up 19.2% from the $260.1 million for 1996, representing the tenth consecutive increase in annual earnings and the seventh consecutive year of record earnings for the Company. Return on equity for 1997 rose to 14.0% from 13.0% in 1996. The 1997 results reflect stronger revenues from a higher level of financing and leasing assets and a $58.0 million pretax gain on the sale of an equity interest acquired in a loan workout. These increased revenues were partially offset by higher operating expenses principally due to a $10.0 million pretax charge that related to the termination of a long-term incentive plan in connection with the Company's initial public offering (the "Offering"), higher performance based incentive accruals, and a provision for vacant leased space.

      Managed assets totaled $22.3 billion, an increase of 11.7% over $20.0 billion in 1996. Financing and leasing assets totaled a record $20.0 billion, an increase of 7.5% over 1996. The increase is the result of growth in the operating lease portfolio and factoring receivables as well as strong new business originations in the consumer businesses, offset by certain liquidating portfolios and high levels of paydowns. During 1997, the Company securitized $1.4 billion of recreation vehicle, home equity and recreational boat finance receivables, compared with securitizations of recreation vehicle and recreational boat finance receivables of $774.9 million in 1996.

Net Finance Income

      A comparison of the components of 1997 and 1996 net finance income is set forth below.

                                          Years Ended December 31,                Increase
                                       ----------------------------        ----------------------
                                          1997              1996            Amount        Percent
                                       ----------        ----------        ---------      -------
                                                             Dollars in Millions
Finance income .......................   $1,824.7          $1,646.2           $178.5        10.8%
Interest expense .....................      937.2             848.3             88.9        10.5
                                        ---------         ---------         --------        ----
Net finance income ...................     $887.5            $797.9            $89.6        11.2%
                                        =========         =========         ========        ====
AEA ..................................  $18,224.5         $16,543.1         $1,681.4        10.2%
Net finance income as a % of AEA .....      4.87%             4.82%

      Net finance income increased $89.6 million or 11.2% in 1997, primarily as a result of growth in the Company's earning assets.

      Finance income totaled $1,824.7 million in 1997, up $178.5 million or 10.8% over 1996. As a percentage of AEA (excluding interest income relating to short-term interest-bearing deposits), finance income was 9.92% in 1997 and 9.90% in 1996. Despite continued competitive pressure on yields, commercial segment finance income, as a percentage of commercial AEA, was 10.02% and 9.93% for 1997 and 1996, respectively. Consumer segment finance income as a percentage of consumer AEA was 9.57% for 1997, compared with 9.85% for 1996. The decline in the consumer segment yield primarily reflects the purchase of a lower yielding variable rate home equity credit line portfolio in December 1996 and the sale of certain higher yielding high loan-to-value loans during the second quarter of 1997.

      Interest expense totaled $937.2 million in 1997, up $88.9 million or 10.5% over 1996. As a percentage of AEA, 1997 interest expense decreased to 5.05% from 5.08% in 1996, excluding dividends related to the Company's preferred capital securities.

      The Company seeks to mitigate interest rate risk by matching the repricing characteristics of its assets with its liabilities. This strategy is, in part, accomplished through the use of interest rate swaps. A comparative analysis of the weighted average principal outstanding and interest rates paid on the Company's debt before and after the effect of interest rate swaps is shown in the following table.

                                                          Years Ended December 31,
                            -----------------------------------------------------------------------------------
                                                1997                                      1996
                            ----------------------------------------- -----------------------------------------
                                 Before Swaps         After Swaps          Before Swaps         After Swaps
                            --------------------  ------------------- -------------------- --------------------
                                                             Dollars in Millions
Commercial paper and
 variable rate senior
 notes ....................   $ 9,574.2    5.61%   $ 6,443.2    5.54%  $ 9,952.2     5.48%  $ 6,774.3     5.42%
Fixed rate senior and
 subordinated notes .......     5,497.6    6.52%     8,628.6    6.52%    3,917.0     6.83%    7,094.9     6.68%
                              ---------            ---------           ---------            ---------
Composite .................   $15,071.8    5.94%   $15,071.8    6.10%  $13,869.2     5.86%  $13,869.2     6.06%
                              =========            =========           =========            =========

      The Company's interest rate swaps principally convert floating rate debt to fixed rate debt. The increases in the composite interest rates after the effect of hedging activity reflect the greater proportion of debt effectively paying fixed interest rates. The weighted average interest rates before the effect of swap hedging activity do not necessarily reflect the interest expense that would have been incurred had the Company chosen to manage interest rate risk without the use of such swaps. See-"Asset/Liability Management" for further discussion.

Fees and Other Income

      Fees and other income improved $3.7 million to $247.8 million during 1997, primarily due to higher factoring commissions and gains from higher levels of securitization activity offset by a lower level of gains on leasing equipment sales.
      The following table sets forth the components of fees and other income.

                                                             Years Ended
                                                             December 31,
                                                     ---------------------------
                                                       1997               1996
                                                     ---------         ---------
                                                          Dollars in Millions

      Factoring commissions .......................    $ 95.2             $ 91.0
      Fees and other ..............................      72.9               74.2
      Gains on sales of leasing equipment and
        other  investments(1) .....................      46.9               54.6
      Gans on securitizations and sales of
        finance receivables .......................      32.8               24.3
                                                       ------             ------
                                                       $247.8             $244.1
                                                       ======             ======
-----------
(1) Includes $12.9 million and $15.2 million from the sale of venture capital investments in 1997 and 1996, respectively.

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

Salaries and General Operating Expenses

      Salaries and general operating expenses increased $35.3 million or 9.0% to $428.4 million in 1997 from $393.1 million in 1996. Salaries and employee benefits rose $30.5 million (13.7%) while general operating expenses rose $4.8 million (2.8%). Personnel increased to 3,025 at December 31, 1997 from 2,950 at December 31, 1996.

      The increase in expenses from 1996 to 1997 is primarily the result of a $10.0 million pretax charge relating to the termination of a long-term incentive plan ("LTIP") in connection with the Offering, higher performance based incentive accruals and a provision for vacant leased space. Subsequent to termination, the LTIP was replaced with a stock-based compensation plan.

      Management monitors productivity via the analysis of efficiency ratios and the ratio of salaries and general operating expenses to AMA. AMA is comprised of average earning assets plus the average of consumer finance receivables previously securitized and currently managed by the Company. The improvement in the ratios in the following table reflects continuing productivity initiatives.

                                                                Years Ended
                                                                December 31,
                                                         ----------------------
                                                           1997          1996
                                                         ---------    ---------

      Efficiency ratio .................................    41.6%         42.7%
      Salaries and general operating expenses
        as a percentage of AMA .........................    2.16%         2.22%

      The Company manages expenditures using a comprehensive budgetary process. Expenses are monitored closely by business unit management and are reviewed monthly with senior management of the Company. To ensure overall project cost control, an approval and review procedure is in place for major capital expenditures, such as purchases of computer equipment, including post-implementation evaluation.

Provision and Reserve for Credit Losses/Credit Quality

      The provision for credit losses for 1997 was $113.7 million compared to $111.4 million for 1996. Comparative net credit loss experience is provided in the following table.

                                                            Years Ended December 31,
                                       ------------------------------------------------------------------
                                                     1997                               1996
                                       -------------------------------      -----------------------------
                                         Total  Commercial    Consumer      Total  Commercial    Consumer
                                         -----  ----------    --------      -----  ----------    --------
                                                               Dollars in Millions
Net credit losses ....................  $101.0     $65.5        $35.5       $101.5    $80.4        $21.1
Net credit losses as a percentage
 of average finance receivables,
 excluding consumer  finance
 receivables held for sale ...........    0.59%     0.47%        1.09%        0.62%    0.59%        0.75%

      The decrease in commercial net credit losses reflects improved credit quality in the commercial portfolio and the continued strength of the United States economy. The increase in consumer net credit losses is primarily the result of portfolio seasoning. As a percentage of average managed finance receivables, consumer net credit losses were 0.91% for 1997, versus 0.70% for 1996.
      The Company strengthened its credit loss reserve position as the consolidated reserve for credit losses increased to $235.6 million (1.33% of finance receivables) at December 31, 1997, from $220.8 million (1.30% of finance receivables) at December 31, 1996. This increase primarily reflects growth in finance receivables. The ratio of reserve to current period net credit losses also improved to 2.33 times at December 31, 1997 from 2.18 times at December 31, 1996. The consolidated reserve for credit losses is periodically reviewed for adequacy based on the nature and characteristics of the obligors, economic conditions and trends, charge-off experience, delinquencies and value of underlying collateral and guarantees (including recourse to dealers and manufacturers). It is management's judgment that the consolidated reserve for credit losses is adequate to provide for potential credit losses. Finance receivables are reviewed periodically to determine the probability of loss. Chargeoffs are taken after considering such factors as the obligor's financial condition and the value of underlying collateral and guarantees. Automatic charge-offs are recorded on consumer finance receivables at intervals beginning at 180 days of contractual delinquency, based upon historical loss severity, with charge-offs finalized upon disposition of the foreclosed property. The consolidated reserve for credit losses is intended to provide for future events, which by their nature are uncertain. Therefore, changes in economic conditions or other events adversely affecting specific obligors or industries may necessitate additions to the consolidated reserve for credit losses.

Past Due and Nonperforming Assets

      The following table sets forth certain information concerning past due and total nonperforming assets (and the related percentages of finance receivables) at December 31, 1997 and 1996.

                                                      At December 31,
                                         --------------------------------------
                                                1997                 1996
                                         ----------------     -----------------
                                                  Dollars in Millions
Finance receivables, past due
 60 days or more
  Commercial .........................   $168.9     1.20%     $219.8      1.60%
  Consumer ...........................    127.7     3.48%       72.5      2.24%
                                         ------     -----     ------      -----
    Total ............................   $296.6     1.67%     $292.3      1.72%
                                         ======     =====     ======      =====
Total nonperforming assets
  Commercial .........................   $105.5     0.75%     $160.4      1.17%
  Consumer ...........................    101.9     2.78%       53.1      1.64%
                                         ------     -----     ------      -----
    Total ............................   $207.4     1.17%     $213.5      1.26%
                                         ======     =====     ======      =====

      Total nonperforming assets reflect both finance receivables on nonaccrual status and assets received in satisfaction of loans.

Operating Lease Equipment

      The operating lease equipment portfolio was $1.9 billion at December 31, 1997, up 35.9% from December 31, 1996. As a result, depreciation on operating lease equipment for 1997 was $146.8 million, up from $121.7 million for 1996. See "Financing and Leasing Assets" for further discussion on operating lease portfolio growth.
      From time to time, financial or operational difficulties may adversely affect future payments to the Company relating to operating lease equipment. At December 31, 1997, operators of certain aircraft assets and operations at an oil refinery were subject to such difficulties. The approximate aggregate carrying values of these assets were $57.7 million. The Company does not believe these difficulties will have a material effect on its consolidated financial position or results of operations.

Income Taxes

      The provision for federal and state and local income taxes totaled $178.0 million in 1997, compared with $155.7 million in 1996. The effective income tax rate for 1997 declined to 36.5%, compared with 37.4% in 1996, as a result of lower state and local taxes.

Financing and Leasing Assets

      Managed assets grew $2.3 billion (11.7%) to $22.3 billion. Financing and leasing assets rose $1.4 billion (7.5%) to $20.0 billion in 1997, as presented in the following table.

                                             At December 31,          Change
                                          -------------------   -------------------
                                           1997        1996       Amount    Percent
                                         --------   ---------   ---------   -------
                                                      Dollars in Millions
Commercial
Equipment Financing and Leasing
Finance receivables
  Capital Finance (1) .................  $ 2,400.7   $ 4,302.7   $(1,902.0)  (44.2)%
  Equipment Financing (1) .............    7,403.4     5,616.8     1,786.6    31.8
                                         ---------   ---------    --------   ----
                                           9,804.1     9,919.5      (115.4)   (1.2)
                                         ---------   ---------    --------   ----
Operating lease equipment, net
  Capital Finance (1) .................    1,281.8       975.5       306.3    31.4
  Equipment Financing (1) .............      623.8       426.6       197.2    46.2
                                         ---------   ---------    --------   ----
                                           1,905.6     1,402.1       503.5    35.9
                                         ---------   ---------    --------   ----
Total Equipment Financing and Leasing .   11,709.7    11,321.6       388.1     3.4
                                         ---------   ---------    --------   ----
Factoring
  Commercial Services .................    2,113.1     1,804.7       308.4    17.1
                                         ---------   ---------    --------   ----
Commercial Finance
  Business Credit (2) .................    1,247.9     1,235.6        12.3     1.0
  Credit Finance (2) ..................      889.8       797.8        92.0    11.5
                                         ---------   ---------    --------   ----
Total Commercial Finance ..............    2,137.7     2,033.4       104.3     5.1
                                         ---------   ---------    --------   ----
  Total commercial ....................   15,960.5    15,159.7       800.8     5.3
                                         ---------   ---------    --------   ----
Consumer
Consumer Finance ......................    1,992.3     2,005.5       (13.2)   (0.7)
Sales Financing .......................    1,940.7     1,349.8       590.9    43.8
                                         ---------   ---------    --------   ----
  Total consumer ......................    3,933.0     3,355.3       577.7    17.2
                                         ---------   ---------    --------   ----
Corporate and other ...................       65.8        53.0        12.8    24.2
                                         ---------   ---------    --------   ----
  Total financing and leasing assets ..   19,959.3    18,568.0     1,391.3     7.5
                                         ---------   ---------    --------   ----
Consumer finance receivables previously
   securitized and currently managed by
   the Company
  Consumer Finance ....................      453.8      --           453.8   100.0
  Sales Financing .....................    1,931.8     1,437.4       494.4    34.4
                                         ---------   ---------    --------   ----
                                           2,385.6     1,437.4       948.2    66.0
                                         ---------   ---------    --------   ----

  Total managed assets ................  $22,344.9   $20,005.4    $2,339.5   11.7%
                                         =========   =========    ========   ====

------------
(1) On January 1, 1997, $1,519.2 million of financing and leasing assets were transferred from Capital Finance to Equipment Financing.
(2) In October 1997, $95.0 million of finance receivables were transferred from Business Credit to Credit Finance.

      Total commercial financing and leasing assets grew 5.3% due to strong growth in the operating lease portfolio and an increase in factoring receivables. The operating lease portfolio growth was focused primarily in commercial aircraft ($198.7 million), railroad equipment ($155.8 million) and business aircraft ($127.8 million). Factoring finance receivable growth is attributable to an improved retail sales environment and strong new business signings. These increases were partially offset by high customer paydowns in the commercial financing sector due to the strong economy and the availability of alternative sources of capital. Portfolio growth was moderated as a result of the Company's decision to liquidate its oceangoing maritime and power generation project portfolios. Consumer managed assets increased $1.5 billion to $6.3 billion from $4.8 billion at December 31, 1996. This increase reflects strong home equity originations, and growth in Sales Financing new business volume, primarily in recreation vehicle and recreational boat products and the introduction of wholesale inventory financing.

Financing and Leasing Assets Composition

      The Company's ten largest financing and leasing asset accounts at December 31, 1997 in the aggregate represented 4.2% of the Company's total financing and leasing assets. All ten of such accounts are commercial accounts and are secured by equipment, accounts receivable and/or inventory.

Geographic Composition

      The following table presents financing and leasing assets by customer location.

                                                     At December 31,
                                     -------------------------------------------
                                            1997                    1996
                                     -------------------     -------------------
                                     Amount      Percent     Amount     Percent
                                     ------      -------     ------     -------
                                                 Dollars in Millions
United States
  West ...........................  $ 4,642.1      23.3%   $ 4,599.4      24.8%
  Northeast ......................    4,501.9      22.6      4,279.4      23.0
  Midwest ........................    4,290.0      21.5      3,727.1      20.1
  Southeast ......................    2,802.9      14.0      2,814.1      15.1
  Southwest ......................    2,360.7      11.8      2,036.6      11.0
Foreign (principally
  commercial aircraft) ...........    1,361.7       6.8      1,111.4       6.0
                                    ---------     -----    ---------     -----
  Total ..........................   $19,959.3     100.0%   $18,568.0     100.0%
                                    =========     =====    =========     =====

      The Company's managed asset geographic diversity does not differ significantly from its owned asset geographic diversity.
      The Company's financing and leasing asset portfolio is diversified by state. At December 31, 1997, with the exception of California (12.8%), New York (7.9%) and Texas (7.7%), no state represented more than 5.0% of financing and leasing assets.

Industry Composition

      The following table presents financing and leasing assets by major industry class.

                                                       At December 31,
                                          --------------------------------------
                                                 1997               1996
                                          ----------------     -----------------
                                          Amount    Percent    Amount    Percent
                                          ------    -------    ------    -------
                                                 Dollars in Millions
Manufacturing(1)
  (none greater than 4.4%) ...........   $ 4,440.4    22.2%   $ 4,472.8    24.0%
Commercial airlines(2) ...............     2,077.6    10.4      1,910.0    10.3
Home mortgage(3) .....................     1,992.3    10.0      2,005.5    10.8
Retail ...............................     1,807.5     9.1      1,651.1     8.9
Construction equipment ...............     1,791.4     9.0      1,683.1     9.1
Transportation(4) ....................     1,283.7     6.4      1,184.5     6.4
Manufactured housing(5) ..............     1,125.7     5.6        790.3     4.3
Other (none greater than 3.5%)(6) ....     5,440.7    27.3      4,870.7    26.2
  Total ..............................   $19,959.3   100.0%   $18,568.0   100.0%

-----------
(1) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products, and other industries.
(2) See "Concentrations" for a discussion of the commercial airline portfolio.
(3) On a managed asset basis, home mortgage outstandings were $2.4 billion, or 10.9% of managed assets at December 31, 1997 as compared to $2.0 billion or 10.0% at December 31, 1996.
(4) Includes rail, bus, and over-the-road trucking industries, and business aircraft.
(5) On a managed asset basis, manufactured housing outstandings were $1.5 billion or 6.5% of managed assets at December 31, 1997 as compared to $1.2 billion or 6.0% at December 31, 1996.
(6) On a managed asset basis, recreation vehicle outstandings were $1.6 billion or 7.2% of managed assets at December 31, 1997 as compared to $1.3 billion or 6.3% at December 31, 1996. On a managed asset basis, recreational boat outstandings were $682.5 million or 3.1% of managed assets at December 31, 1997 as compared to $327.8 million or 1.6% of managed assets at December 31, 1996.

Concentrations

Commercial Airline Industry

      Commercial airline financing and leasing assets totaled $2.1 billion (10.4% of total financing and leasing assets) at December 31, 1997, compared with $1.9 billion (10.3%) in 1996. From 1992 to 1996, the Company limited growth in the commercial airline portfolio due to a general weakness in the commercial aerospace industry. Given current industry performance and improved equipment values, the Company has determined to grow this portfolio, but will continue to monitor the size of the portfolio relative to the Company's total financing and leasing assets. The Company continues to reduce its Stage II exposure as evidenced by the fact that 93.1% of the portfolio at December 31, 1997 consists of Stage III aircraft versus 90.7% at December 31, 1996.

      The following table presents information about the commercial airline industry portfolio. See also "--Operating Lease Equipment."

                                                        At December 31,
                                                   ------------------------
                                                     1997            1996
                                                   ---------       --------
                                                       Dollars in Millions
      Finance receivables
        Amount outstanding(1) ...................  $1,254.9        $1,286.0
        Number of obligors ......................        54              54
      Operating lease equipment, net
        Net carrying value ......................    $822.7          $624.0
        Number of obligors ......................        33              32
         Total ..................................  $2,077.6        $1,910.0
      Number of obligors(2) .....................        67              72
      Number of aircraft(3) .....................       225             239

-----------
(1) Includes accrued rents on operating leases that are classified as finance receivables in the Consolidated Balance Sheets.
(2) Certain obligors are obligors under both finance receivable and operating lease transactions.
(3) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules that phase out the use of Stage II aircraft in the United States through the year 2000. The International Civil Aviation Organization has issued similar requirements for Europe. At year-end 1997, the portfolio consisted of Stage III aircraft of $1,933.5 million (93.1%) and Stage II aircraft of $115.7 million (5.6%) versus Stage III aircraft of $1,733.2 million (90.7%) and Stage II aircraft of $149.1 million (7.8%) at year-end 1996.

      The continued shift in commercial aircraft product mix from secured financings to operating lease equipment reflects the Company's strong industry and equipment expertise which enables the Company to compete more effectively in commercial aircraft operating lease transactions.

Foreign Outstandings

      The Company is primarily a domestic lender, with foreign exposures limited mainly to the commercial airline industry. Financing and leasing assets to foreign obligors are all U. S. dollar denominated and totaled $1.4 billion at December 31, 1997. The largest exposures at December 31, 1997 were to obligors in Mexico, $128.2 million (0.64% of financing and leasing assets), France, $125.9 million (0.63%), and the Republic of Ireland, $108.9 million (0.55%). The remaining foreign exposure was geographically dispersed with no other individual country representing more than 0.51% of financing and leasing assets.
      At December 31, 1996, financing and leasing assets to foreign obligors totaled $1.1 billion. The largest exposures at December 31, 1996 were to obligors in Mexico, $141.5 million (0.76%), France, $130.4 million (0.70%), and the United Kingdom, $126.9 million (0.68%). The remaining foreign exposure was geographically dispersed with no other individual country representing more than 0.51% of financing and leasing assets.

Highly Leveraged Transactions ("HLTs")

      HLTs which the Company originated and in which it participated totaled less than 2.0% of financing and leasing assets at both December 31, 1997 and 1996, respectively. The Company's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flows from operations. Unfunded commitments to lend in secured HLT financings were $165.5 million at December 31, 1997, compared with $144.1 million at year-end 1996.

Recent Accounting Pronouncements

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement does not change the reporting of net income. However, it requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a separate financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and paid-in-capital in the equity section of a statement of financial position. The Company adopted this statement on January 1, 1998.

      Also in 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company plans to adopt Statement of Financial Accounting Standards No. 131 in the year ended December 31, 1998.

Year 2000 Compliance

      The Year 2000 compliance issue arises out of the inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year. In response to this issue, the Company has developed a comprehensive project to ensure that its software applications and systems are Year 2000 compliant. The scope of this project includes, among other things, the assessment of "at risk" applications and systems, an assessment of the interdependencies of various systems and the relative importance of each system to the business, the design and execution of required modifications to achieve Year 2000 compliance, and the plans for testing of modifications to verify Year 2000 compliance. The Company expects to complete substantially all Year 2000 remediation and testing by the end of the first quarter of 1999. The Company's ability to meet this timetable is in part dependent upon the ability of third parties, such as software vendors and developers, to meet their stated deadlines. In addition, the Company is communicating with other third parties, including vendors, borrowers and obligors, to determine the status of their Year 2000 compliance in an effort to reduce the Company's potential exposure to such third parties' Year 2000 issues. While the Company has made and will continue to make certain investments related to this project, the financial impact to the Company of such investments has not been, and is not anticipated to be, material to its financial position or results of operations.

Credit Risk Management

      The Company has developed systems specifically designed to manage credit risk in its commercial and consumer business segments. Financing and leasing assets are evaluated for credit and collateral risk both during the credit granting process and periodically after the advancement of funds.

      Credit authority is delegated to each strategic business unit by the Executive Credit Committee of the Company ("ECC"). The ECC is comprised of members of senior management, including the Chief Executive Officer, Vice Chairman, Executive Vice President--Credit Administration, Senior Executive Vice President and Executive Vice President--Multi-National Marketing Group. Generally, all non-standard transactions, transactions outside of certain established target market definitions and transactions outside of certain risk acceptance criteria must be approved by members of the ECC.


      Each of the Company's strategic business units has developed and implemented a formal credit management process in accordance with formal uniform guidelines established by the ECC. These ECC guidelines set forth risk acceptance criteria for: (i) the acceptable maximum credit line; (ii) selected target markets and products; (iii) the creditworthiness of borrowers, including credit history, financial condition, adequacy of cash flow and quality of management; and (iv) the type and value of underlying collateral and guarantees (including recourse to dealers and manufacturers.) The Company also employs a risk adjusted pricing process where the perceived credit risk is a factor in determining the interest rate or fees charged for the Company's financing and leasing products. As economic and market conditions change, credit risk management practices are reviewed and modified, if necessary, to seek to minimize the risk of credit loss.

      Compliance with established corporate policies and procedures and the credit management processes at each strategic business unit are reviewed by the credit audit group of the Company's internal audit department. The credit audit group examines adherence with established credit policies and procedures and tests for inappropriate credit practices, including whether potential problem accounts are being detected and reported on a timely basis. The General Auditor, who oversees the credit audit group, reports to the Chief Executive Officer of the Company and to the Audit Committee.

Commercial

      The Company has developed systems specifically designed to effectively manage credit risk in its commercial operations. The process starts with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including collecting past due balances and liquidating underlying collateral.

      Credit personnel for the applicable strategic business unit review each potential borrower's financial condition, results of operations, management, industry, customer base, operations, collateral and other data such as third party credit reports to perform a thorough evaluation of the customer's borrowing and repayment ability. Borrowers are graded according to credit quality based upon the Company's uniform credit grading system, which grades both the borrower's financial condition and underlying collateral. Credit facilities are subject to approval within the Company's overall credit approval and underwriting guidelines and are issued commensurate with the credit evaluation performed of each borrower.

      The Company's ongoing review and monitoring of credit exposures is designed to identify, as early as possible, those customers that may be experiencing declining creditworthiness or financial difficulty. Commercial finance receivables are periodically evaluated based upon credit criteria developed under the Company's uniform credit grading system. Concentrations are monitored by borrower, industry, geographic region and equipment type and limits are adjusted by management as conditions warrant to seek to minimize the risk of credit loss.

      Periodically, the status of finance receivables greater than $500,000 to obligors with higher (riskier) credit grades is individually reviewed with the Asset Quality Review committee, which is comprised of members of senior management, including the Vice Chairman, the Executive Vice President--Credit Administration and the Chief Financial Officer, and certain senior executives of the applicable strategic business unit.

Consumer

      For consumer loans, management has developed and implemented proprietary automated credit scoring models for each loan type (e.g., recreation vehicles, manufactured housing, recreational boat and home equity) that include both customer demographics and credit bureau characteristics. The profiles emphasize, among other things, occupancy status, length of residence, length of employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information and combined loan to value ratio. The models are used to assess a potential borrower's credit standing and repayment ability considering the value or adequacy of property offered as collateral. The Company's credit criteria include reliance on credit scores, including those based upon both its proprietary internal credit scoring model and external credit bureau scoring, combined with judgment. The credit scoring models are regularly reviewed for effectiveness utilizing statistical tools. Consumer loans are regularly evaluated using past due, vintage curve and other statistical tools to analyze trends and credit performance by loan type, including analysis of specific credit characteristics and other selected subsets of the portfolios. Adjustments to credit scorecards and lending programs are made when deemed appropriate. Individual underwriters are assigned credit authority based upon their experience, performance and understanding of the underwriting policies and procedures of the Company's consumer operations and a credit approval hierarchy exists to ensure that all applications are reviewed by an underwriter with the appropriate level of authority.

      See -- "Provision and Reserve for Credit Losses".

Asset/Liability Management

      Management strives to manage interest rate and liquidity risk and optimize net finance income under formal policies established and monitored by the Capital Committee, which is comprised of members of senior management, including the Chief Executive Officer, the Vice Chairman, the Chief Financial Officer and senior representatives of DKB. Three members of the Capital Committee are also members of the Company's Board of Directors. The Capital Committee establishes and regularly reviews interest rate sensitivity, funding needs, liquidity, and asset-pricing to determine short-term and long-term funding strategies, including the use of off-balance sheet derivative financial instruments.

      The Company uses off-balance sheet derivatives for hedging purposes only. The Company does not enter into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated, according to the applicable hedge objective, against commercial paper, a specifically underwritten debt issue, or a specific pool of assets. The Company's primary hedge objectives include the conversion of variable rate liabilities to fixed rates, the conversion of fixed rate liabilities to variable rates, the fixing of spreads on variable rate liabilities to various market indices and the elimination of interest rate risk on finance receivables classified as held for sale prior to securitization.

      Derivative positions are managed in such a way that the exposure to interest rate, credit or foreign exchange risk is in accordance with the overall operating goals established by the Capital Committee. There is an approved, diversified list of creditworthy counterparties used for derivative financial instruments, each of whom has specific credit exposure limits, which are based on market value. The Executive Credit Committee approves each counterparty and its related market value and credit exposure limit annually or more frequently if any changes are recommended. Credit exposures for each counterparty are measured based upon market value of the outstanding derivative instruments. Market values are calculated periodically for each swap contract, summarized by counterparty and reported to the Capital Committee. For additional information regarding the Company's derivative portfolio, refer to "Note 7--Derivative Financial Instruments" in Item 8. Financial Statements and Supplementary Data.

Interest Rate Risk Management

      Changes in market interest rates or in the relationships between short-term and long-term market interest rates or in the relationships between different interest rate indices (i.e., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, which can result in an increase in interest expense relative to finance income.

      The Capital Committee actively manages interest rate risk by changing the proportion of fixed and floating rate debt and by utilizing primarily interest rate swaps and, to a lesser extent, other derivative instruments to modify the repricing characteristics of existing interest-bearing liabilities. Issuing new debt or hedging the interest rate on existing debt through the use of interest rate swaps and other derivative instruments are both tools in managing interest rate risk. The decision to use one or the other or a combination of both is driven by the relationship between the relative interest rate costs and effectiveness of the alternatives, and liquidity needs of the Company. For example, a fixed rate, fixed term loan transaction may initially be funded by commercial paper, resulting in interest rate risk. To reduce this risk, the Company may enter into a hedge that has an inverse correlation to the interest rate sensitivity created, whereby the Company would pay a fixed interest rate and receive a commercial paper interest rate thereby matching the fixed rate, fixed term loan with fixed rate, fixed term debt. Basis risk is similarly managed through the issuance of new debt or the utilization of interest rate swaps or other derivative instruments.

      The  Company's   degree  of  interest  rate  sensitivity  is  continuously
monitored and simulated through computer modeling by measuring the repricing characteristics of interest-sensitive assets, liabilities, and off-balance sheet derivatives. The results of this modeling are reviewed monthly by the Capital Committee. The interest rate sensitivity modeling techniques employed by the Company essentially include the creation of prospective twelve month "baseline" and "rate shocked" net interest income simulations. At the date that interest rate sensitivity is modeled, "baseline" net interest income is derived considering the current level of interest-sensitive assets and related run-off (including both contractual repayment and historical prepayment experience), the current level of interest-sensitive liabilities and related maturities and the current level of off-balance sheet derivatives. The "baseline" simulation also assumes that, over the next successive twelve months, market interest rates (as of the date of simulation) are held constant and that no new loans are extended. Once the "baseline" net interest income is known, market interest rates, which were previously held constant, are raised 100 basis points instantaneously and parallel across the entire yield curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net interest income.

      Utilizing the Company's computer modeling, if no new fixed rate loans or leases were extended and no actions to alter the existing interest rate sensitivity were taken subsequent to December 31, 1997, an immediate hypothetical 100 basis points parallel rise in the yield curve on January 1, 1998 would reduce net income by an estimated $0.1 million after-tax over the next twelve months. Although management believes that this measure provides a meaningful estimate of the Company's interest rate sensitivity, it does not adjust for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the potential outcome simulated by the Company's computer modeling. Further, it does not necessarily represent management's current view of future market interest rate movements.

      The Company periodically enters into structured financings (involving both the issuance of debt and an interest rate swap with corresponding notional principal amount and maturity) that not only improve liquidity and reduce interest rate risk, but result in a lower overall funding cost than could be achieved by solely issuing debt. For example, in order to fund fixed rate assets, a medium-term variable rate note based upon the U. S. federal funds rate can be issued and coupled with an interest rate swap exchanging the U. S. federal funds rate for a fixed interest rate. This creates, in effect, a lower cost fixed rate medium-term obligation.

      Interest rate swaps with notional principal amounts of $3.6 billion at December 31, 1997 and $5.3 billion at December 31, 1996 were designated as hedges against outstanding debt and were principally used to effectively convert the interest rate on variable rate debt to a fixed rate that sets the Company's fixed rate term debt borrowing cost over the life of the swap and reduces the Company's exposure to rising interest rates but reduces the Company's benefits from lower interest rates.

      Interest rate swaps are further discussed in Note 7--Derivative Financial Instruments in Item 8. Financial Statements and Supplementary Data.

Liquidity

      The Company manages liquidity risk by monitoring the relative maturities of assets and liabilities and by borrowing funds, primarily in the U. S. money and capital markets. Such cash is used to fund asset growth (including the bulk purchase of finance receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis. The primary sources of funding are commercial paper borrowings, medium-term notes, other debt securities, and asset-backed securitizations.

      Commercial paper outstanding decreased $267.4 million to $5.6 billion at December 31, 1997 from $5.8 billion at December 31, 1996.

      During 1997, the Company issued $2.0 billion of prime-based variable rate term debt. During 1997, the Company issued $2.5 billion of fixed rate debt. Repayments of debt totaled $3.6 billion for 1997.

      At December 31, 1997, $6.5 billion of registered, but unissued, debt securities remained available under shelf registration statements.

      The Company's commercial paper, publicly issued variable rate and fixed rate senior debt, and senior subordinated long-term notes and debentures are rated by Moody's Investors Service, Duff & Phelps Credit Rating Company and Standard & Poor's Corporation.

      At December 31, 1997, commercial paper borrowings were supported by $5.0 billion of committed revolving credit-line facilities. At December 31, 1997, such credit-line facilities represented 91% of operating commercial paper outstanding (commercial paper outstanding less interest-bearing deposits), as compared to 90% at December 31, 1996. No borrowings have been made under credit lines supporting commercial paper since 1970.

      As part of the Company's continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, recreation vehicle, home equity and recreational boat finance receivables of $1.4 billion were securitized by the Company during 1997. The Company securitized recreation vehicle finance receivables and recreational boat finance receivables of $774.9 million in 1996.

      The Company had $1.5 billion of registered, but unissued, securities at December 31, 1997, relating to the Company's asset-backed securitization program available under shelf registration statements.

Capitalization

      The following table presents information regarding the Company's capital structure.

                                                              At December 31,
                                                       -------------------------
                                                         1997             1996
                                                       ---------       ---------
                                                           Dollars in Millions
Commercial paper ...................................   $ 5,559.6       $ 5,827.0
Term debt ..........................................     9,755.3         8,778.7
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely debentures of the Company .........       250.0            --

Stockholders' equity ...............................     2,432.9         2,075.4
                                                       ---------       ---------
Total capitalization ...............................   $17,997.8       $16,681.1
                                                       =========       =========
Total debt to stockholders' equity and
  Company-obligated mandatorily redeemable
  preferred securities of subsidiary
  trust holding solely debentures of the Company ...       5.71x           7.04x
Total debt and Company-obligated mandatorily
  redeemable preferred securities of subsidiary
  trust holding solely debentures of  the Company
  to  stockholders'  equity ........................       6.40x           7.04x

      In February 1997, CIT Capital Trust I, a wholly-owned subsidiary of the Company, issued $250.0 million of 7.70% Preferred Capital Securities, the proceeds of which were invested in Junior Subordinated Debentures of the Company having identical rates and payment dates.

      In November 1997, the Company issued 36,225,000 shares of Class A common stock in the Offering. Prior to November 1997, DKB owned 80% of the issued and outstanding stock of the Company. The remaining 20% of the Company's issued and outstanding stock was owned by Chase, through a wholly-owned subsidiary. DKB had an option expiring December 15, 2000 to purchase the remaining 20% common stock interest from Chase. In November 1997, the Company purchased DKB's option at its fair market value, exercised the option to purchase the stock held by Chase and recapitalized the Company by converting the previous common stock to 157,500,000 shares of Class B common stock. Twenty percent of the Class B common stock shares (which has five votes per share) were converted to Class A common stock shares (which has one vote per share) and, in addition to an underwriter's overallotment option, were issued in the Offering. The issuance of Class A common stock pursuant to the underwriter's overallotment resulted in an increase to the Company's stockholders' equity of $117.7 million. At December 31, 1997, DKB owns 100% of the outstanding shares of Class B common stock of the Company, which are not publicly traded.

      Through March 31, 1996, the Company operated under a dividend policy requiring the payment of dividends by the Company equal to and not exceeding 50% of net operating earnings on a quarterly basis. Commencing with the 1996 second quarter dividend, the dividend policy of the Company was changed to require the payment of dividends by the Company of 30% of net operating earnings on a quarterly basis. During 1997, 1996, and 1995, regular cash dividends of $79.3 million, $98.9 million and $104.1 million, respectively, were paid. On December 24, 1996, with the consent of the Company's stockholders, the Company paid a special dividend in the aggregate amount of $165.0 million to its stockholders. DKB and Chase immediately contributed an aggregate amount of $165.0 million to the paid-in capital of the Company in proportion to their respective 80% and 20% ownership interests.

      In connection with the Offering, the Company terminated its pre existing dividend policy. It is expected that the dividend in respect of the quarter ending March 31, 1998, which will be the first dividend following the consummation of the Offering, will be $0.10 per share (a rate of $0.40 annually).

1996 vs. 1995

Overview

      For the year ended December 31, 1996, net income totaled $260.1 million, an increase of 15.5% from the $225.3 million for 1995, and represented the ninth consecutive increase in annual earnings and the sixth consecutive year of record earnings. The 1996 results reflect stronger revenues from increased finance income and higher fees and other income, partially offset by an increase in operating expenses.

      Financing and leasing assets totaled a record $18.6 billion, an increase of 8.8% over 1995. This increase was the result of growth in the operating lease portfolio as well as strong new business originations across all units, particularly in the areas of consumer and small to medium ticket equipment financing, offset by paydowns. Additionally, the Company continued its securitization activity, securitizing $774.9 million of recreation vehicle and recreational boat finance receivables during 1996, compared with securitizations of recreation vehicle and manufactured housing finance receivables of $723.2 million in 1995. Managed assets totaled $20.0 billion, an increase of 11.3% over $18.0 billion in 1995.

Net Finance Income

      A comparison of the components of 1996 and 1995 net finance income is set forth below.

                                          Years Ended December 31,                  Increase
                                         --------------------------          --------------------
                                          1996             1995              Amount      Percent
                                          -----            -----            --------     --------
                                                           Dollars in Millions
Finance income .......................   $ 1,646.2        $ 1,529.2         $  117.0        7.7%
Interest expense .....................       848.3            831.5             16.8        2.0
                                         ---------        ---------         --------       ----
Net finance income ...................   $   797.9        $   697.7         $  100.2       14.4%
                                         =========        =========         ========       ====
AEA ..................................   $16,543.1        $15,377.5         $1,165.6        7.6%
Net finance income as a % of AEA .....        4.82%            4.54%

      Net finance income increased $100.2 million or 14.4% in 1996, surpassing the growth in AEA as a result of both lower borrowing costs and higher yield related fees on account terminations.

      Finance income totaled $1,646.2 million in 1996, up $117.0 million or 7.7% over 1995. As a percentage of AEA, finance income was 9.90% for both periods.

      Commercial segment finance income, as a percentage of commercial AEA, was 9.93% for each of 1996 and 1995 and consumer segment finance income as a percentage of consumer AEA was 9.85% for 1996, compared with 9.79% for 1995. Interest expense totaled $848.3 million in 1996, up $16.8 million or 2.0% over 1995. As a percentage of AEA, 1996 interest expense decreased to 5.08% from 5.36% in 1995.

      A comparative analysis of the weighted average principal outstanding and interest rates paid on the Company's debt before and after the effect of interest rate swaps is shown in the following table.

                                                             Years Ended December 31,
                                 ----------------------------------------------------------------------------
                                                    1996                                   1995
                                 --------------------------------------   -----------------------------------
                                      Before Swaps        After Swaps         Before Swaps       After Swaps
                                 -----------------     ----------------   ----------------    ---------------
                                                               Dollars in Millions
Commercial paper and
  variable rate senior notes ..   $9,952.2   5.48%     $6,774.3   5.42%    $9,785.4   6.03%    $7,226.0  6.02%
Fixed rate senior and
  subordinated notes ..........    3,917.0   6.83%      7,094.9   6.68%     3,194.5   7.09%     5,753.9  6.78%
                                 ---------            ---------           ---------           ---------
Composite .....................  $13,869.2   5.86%    $13,869.2   6.06%   $12,979.9   6.29%   $12,979.9  6.36%
                                 =========            =========           =========           =========

      The Company's interest rate swaps principally convert floating rate debt to fixed rate debt and resulted in lowered variable and fixed rates during both periods. The increases in the composite interest rates after the effect of hedging activity reflect the greater proportion of debt effectively paying fixed interest rates. The weighted average interest rates before the effect of swap hedging activity do not necessarily reflect the interest expense that would have been incurred had the Company chosen to manage interest rate risk without the use of such swaps.

Fees and Other Income

      Fees and other income improved $59.4 million to $244.1 million during 1996, primarily due to higher gains from equipment sales and venture capital investment transactions and, to a lesser extent, increased servicing fees associated with the Company's managed third party portfolio and higher factoring commissions.

      The following table sets forth the components of fees and other income.

                                                             Years Ended
                                                             December 31,
                                                     --------------------------
                                                       1996                1995
                                                       -----               -----
                                                          Dollars in Millions
      Factoring commissions .........................  $ 91.0             $ 86.3
      Fees and other ................................    74.2               61.6
      Gains on sales of leasing equipment
        and other investments .......................   54.6(1)            10.5
      Gains on securitizations and sales of
        finance receivables .........................   24.3               26.3
                                                       ------             ------
                                                       $244.1             $184.7
                                                       ======             ======
----------
(1) Includes $15.2 million from the sale of venture capital investments.

Salaries and General Operating Expenses

      Salaries and general operating expenses increased $47.4 million or 13.7% to $393.1 million in 1996 from $345.7 million in 1995. Salaries and employee benefits rose $29.6 million (15.3%) while general operating expenses rose $17.8 million (11.7%). Personnel increased to 2,950 at December 31, 1996 from 2,750 at December 31, 1995.

      The increase in expenses from 1995 to 1996 was primarily due to strong new business originations and 10.5% growth in AMA as well as the Company's continued investment in its consumer related infrastructure.

                                                        Years Ended December 31,
                                                       -------------------------
                                                         1996              1995
                                                         -----             -----
                                                           Dollars in Millions
      Efficiency ratio ...............................  42.7%              43.1%
      Salaries and general operating expenses
         as a percentage of AMA ......................  2.22%              2.16%

Provision and Reserve for Credit Losses/Credit Quality

      Net credit losses were $101.5 million in 1996, compared with $77.2 million in 1995, primarily reflecting provisions related to certain nonaccrual loans secured by oceangoing carriers and cruise line vessels, as well as seasoning of the consumer portfolio. Information concerning the provisions for credit losses is summarized in the following table.

                                                    Years Ended December 31,
                                 -----------------------------------------------------------------
                                            1996                               1995
                                           ------                             ------
                                 Total  Commercial    Consumer      Total   Commercial    Consumer
                                 -----  -----------  ----------     -----   -----------  ----------
                                                     Dollars in Millions
Net credit losses ...........  $101.5     $80.4        $21.1      $77.2       $67.1        $10.1
Net credit losses as a
 percentage of average
 finance receivables,
 excluding consumer
 finance receivables
 held for sale ..............    0.62%     0.59%        0.75%      0.50%       0.51%        0.44%

      The reserve for credit losses increased to $220.8 million (1.30% of finance receivables) at December 31, 1996, from $206.0 million (1.30% of finance receivables) at December 31, 1995, primarily reflecting growth in finance receivables.

Past Due and Nonperforming Assets

      The following table sets forth certain information concerning past due and total nonperforming assets at December 31, 1996 and 1995.

                                                     At December 31,
                                        ---------------------------------------
                                              1996                    1995
                                             -------                 ------
                                                    Dollars in Millions
Finance receivables, past due
  60 days or more
   Commercial .......................   $219.8     1.60%       $228.7      1.70%
   Consumer .........................     72.5     2.24%         35.2      1.50%
                                        ------     ----        ------      ----
     Total ..........................   $292.3     1.72%       $263.9      1.67%
                                        ======     ====        ======      ====
Total nonperforming assets
   Commercial .......................   $160.4     1.17%       $178.7      1.33%
   Consumer .........................     53.1     1.64%         24.0      1.02%
                                        ------     ----        ------      ----
     Total ..........................   $213.5     1.26%       $202.7      1.28%
                                        ======     ====        ======      ====

Operating Lease Equipment

      Depreciation on operating lease equipment for 1996 was $121.7 million, up from $79.7 million for 1995 due to growth in the operating lease portfolio.

      From time to time, certain operators of leased equipment may experience financial or operational difficulties that may affect their ability to meet their contractual obligations with the Company. At December 31, 1996, commercial aircraft with an approximate carrying value of $30.9 million were subject to agreements with an operator that is experiencing such difficulties. The Company does not believe these difficulties will have a material effect on its consolidated financial position or results of operations.


Income Taxes

      The provision for federal and state and local income taxes totaled $155.7 million in 1996, compared with $139.8 million in 1995. The effective income tax rate for 1996 declined to 37.4%, compared with 38.3% in 1995, as a result of lower state and local taxes.

Financing and Leasing Assets

      Financing and leasing assets rose $1.5 billion (8.8%) to $18.6 billion in 1996 as presented in the following table.

                                            At December 31,          Change
                                          ------------------   -----------------
                                           1996      1995       Amoun   Percent
                                          ------    ------     -------- --------
                                                  Dollars in Millions
Commercial
Equipment Financing and Leasing
Finance receivables
  Capital Finance ....................  $ 4,302.7  $ 4,548.7  $ (246.0)   (5.4)%
  Equipment Financing ................    5,616.8    4,929.9     686.9    13.9
                                        ---------  ---------  --------    ----
                                          9,919.5    9,478.6     440.9     4.7
                                        ---------  ---------  --------    ----
Operating lease equipment, net
  Capital Finance ....................      975.5      750.0     225.5    30.1
  Equipment Financing ................      426.6      363.0      63.6    17.5
                                        ---------  ---------  --------    ----
                                          1,402.1    1,113.0     289.1    26.0
                                        ---------  ---------  --------    ----
Total Equipment Financing and Leasing    11,321.6   10,591.6     730.0     6.9
                                        ---------  ---------  --------    ----
Factoring
  Commercial Services ................    1,804.7    1,743.3      61.4     3.5
                                        ---------  ---------  --------    ----
Commercial Finance
  Business Credit ....................    1,235.6    1,471.0    (235.4)  (16.0)
  Credit Finance .....................      797.8      758.7      39.1     5.2
                                        ---------  ---------  --------    ----
Total Commercial Finance .............    2,033.4    2,229.7    (196.3)   (8.8)
                                        ---------  ---------  --------    ----
  Total commercial ...................   15,159.7   14,564.6     595.1     4.1
                                        ---------  ---------  --------    ----
Consumer
Consumer Finance .....................    2,005.5    1,039.0     966.5    93.0
Sales Financing ......................    1,349.8    1,416.9     (67.1)   (4.7)
                                        ---------  ---------  --------    ----
  Total consumer .....................    3,355.3    2,455.9     899.4    36.6
                                        ---------  ---------  --------    ----
Corporate and other ..................       53.0       41.6      11.4    27.4
                                        ---------  ---------  --------    ----
  Total financing and leasing assets .   18,568.0   17,062.1   1,505.9     8.8
Sales Financing receivables previously
   securitized and currently managed
   by the Company ....................    1,437.4      916.5     520.9    56.8
                                        ---------  ---------  --------    ----
  Total managed assets ...............  $20,005.4  $17,978.6  $2,026.8    11.3%
                                        =========  =========  ========    ====

      Total commercial financing and leasing assets grew 4.1% due to strong growth in equipment financing, particularly in small to medium ticket originations, and an increased level of operating lease equipment. These increases were offset by high customer paydowns reducing outstanding balances in the commercial financing sector. Consumer financing and leasing assets increased $899.4 million from December 31, 1995 due to higher home equity originations and recreational boat originations and $468.7 million in home equity finance receivables portfolio purchases.

Financing and Leasing Assets Composition

Geographic Composition

      The following table presents financing and leasing assets by customer location.

                                                    At December 31,
                                      ------------------------------------------
                                               1996                 1995
                                      --------------------   -------------------
                                        Amount     Percent    Amount     Percent
                                      --------     -------   -------     -------
                                                Dollars in Millions
United States
  West ...........................   $ 4,599.4      24.8%   $ 4,019.2      23.6%
  Northeast ......................     4,279.4      23.0      4,117.6      24.1
  Midwest ........................     3,727.1      20.1      3,227.9      18.9
  Southeast ......................     2,814.1      15.1      2,653.0      15.5
  Southwest ......................     2,036.6      11.0      1,958.5      11.5
Foreign (principally
  commercial aircraft) ...........     1,111.4       6.0      1,085.9       6.4
                                     ---------     -----    ---------     -----
  Total ..........................   $18,568.0     100.0%   $17,062.1     100.0%
                                     =========     =====    =========     =====

      The  Company's   managed  asset  geographic   diversity  does  not  differ
significantly from its owned asset geographic diversity.

Industry Composition

      The following table presents financing and leasing assets by major industry class.

                                                    At December 31,
                                        ----------------------------------------
                                               1996                  1995
                                        ------------------     -----------------
                                         Amount    Percent      Amount   Percent
                                        --------   -------     -------   -------
                                                  Dollars in Millions
Manufacturing(1)
  (none greater than 3.9%) ...........  $ 4,472.8    24.0%    $ 4,385.7    25.7%
Home mortgage ........................    2,005.5    10.8       1,039.0     6.1
Commercial airlines(2) ...............    1,910.0    10.3       1,911.6    11.2
Construction equipment ...............    1,683.1     9.1       1,463.9     8.6
Retail ...............................    1,651.1     8.9       1,519.3     8.9
Transportation(3) ....................    1,184.5     6.4       1,043.1     6.1
Manufactured housing(4) ..............      790.3     4.3         561.5     3.3
Other (none greater than 4.1%)(5) ....    4,870.7    26.2       5,138.0    30.1
                                        ---------   -----     ---------   -----
  Total ..............................  $18,568.0   100.0%    $17,062.1   100.0%
                                        =========   =====     =========   =====
------------
(1) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products, and other industries.
(2) See "Concentrations" for a discussion of the commercial airline portfolio.
(3) Includes rail, bus, and over-the-road trucking industries, and business aircraft.
(4) On a managed asset basis, manufactured housing outstandings were $1.2 billion or 6.0% of managed assets at December 31, 1996 as compared to $1.0 billion or 5.7% at December 31, 1995.
(5) On a managed asset basis, recreation vehicle outstandings were $1.3 billion or 6.3% of managed assets at December 31, 1996 as compared to $1.1 billion or 6.4% at December 31, 1995. On a managed asset basis, recreational boat outstandings were $327.8 million or 1.6% of managed assets at December 31, 1996 as compared to $156.9 million or 1.0% at December 31, 1995.

Concentrations

Commercial Airline Industry

      Commercial airline financing and leasing assets totaled $1.9 billion (10.3% of total financing and leasing assets) at December 31, 1996, compared with $1.9 billion (11.2%) in 1995. The portfolio is secured by commercial aircraft and related equipment.

      The following table presents information about the commercial airline industry portfolio.

                                                               At December 31,
                                                        ------------------------
                                                          1996            1995
                                                          -----          -------

                                                            Dollars in Millions

      Finance receivables
        Amount outstanding(1) .......................   $1,286.0       $1,412.2
        Number of obligors                                    54             51

      Operating lease equipment, net
        Net carrying value ..........................   $  624.0       $  499.4
        Number of obligors ..........................         32             24
          Total .....................................   $1,910.0       $1,911.6
      Number of obligors(2) .........................         72             68
      Number of aircraft(3) .........................        239            256

------------
(1) Includes accrued rents on operating leases that are classified as finance receivables in the Consolidated Balance Sheets.
(2) Certain obligors are obligors under both finance receivable and operating lease transactions.
(3) At year-end 1996, the portfolio consisted of Stage III aircraft of $1,733.2 million (90.7%) and Stage II aircraft of $149.1 million (7.8%) versus Stage III aircraft of $1,664.3 million (87.1%) and Stage II aircraft of $207.7 million (10.9%) at year-end 1995.

Foreign Outstandings

      Financing and leasing assets to foreign obligors, primarily to the commercial airline industry, are all U.S. dollar denominated and totaled $1.1 billion at December 31, 1996. The largest exposures at December 31, 1996 were to obligors in Mexico, $141.5 million (0.76% of financing and leasing assets), France, $130.4 million (0.70%), and the United Kingdom, $126.9 million (0.68%). The remaining foreign exposure was geographically dispersed with no other individual country representing more than 0.51% of financing and leasing assets.

      At December 31, 1995, financing and leasing assets to foreign obligors totaled $1.1 billion. The largest exposures at December 31, 1995 were to obligors in the United Kingdom, $145.5 million (0.85%), France, $122.0 million (0.72%), Mexico, $115.8 million (0.68%), and Australia, $97.0 million (0.57%).
The remaining foreign exposure was geographically dispersed with no other individual country representing more than 0.51% of financing and leasing assets.

Highly Leveraged Transactions

      The Company uses the following criteria to classify a buyout financing or recapitalization that equals or exceeds $20 million as a highly leveraged transaction (HLT):

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

      HLTs which the Company originated and in which it participated totaled $321.4 million (1.7% of financing and leasing assets) at December 31, 1996, down from $412.6 million (2.4%) at December 31, 1995. The decline in HLT outstandings during 1996 was primarily due to payoff of accounts as well as the removal of two companies that met the delisting criteria, partially offset by new HLT fundings. The Company's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flows from operations. Unfunded commitments to lend in secured HLT financings were $144.1 million at December 31, 1996, compared with $220.4 million at year-end 1995.

      At December 31, 1996, the HLT portfolio consisted of 27 obligors in 3 different industry groups, with 29.5% of the outstandings located in the Northeast region of the United States and 23.8% in the Southeast. One account totaling $16.0 million and $20.1 million was classified as nonaccrual at December 31, 1996 and 1995, respectively.


Forward-Looking Statements

      Certain statements contained herein under "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", including, without limitation, those concerning the Company's (i) liquidity, (ii) Year 2000 compliance, (iii) credit risk management, (iv) asset/liability risk management, (v) operational and legal risks and (vi) the effects on the Company of certain legal proceedings, constitute forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

Item 8. Financial Statements and Supplementary Data.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of
The CIT Group, Inc.:

      We have audited the accompanying consolidated balance sheets of The CIT Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The CIT Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                KPMG PEAT MARWICK LLP

Short Hills, New Jersey
January 28, 1998

                      THE CIT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     Assets
                                                               December 31,
                                                           -------------------
                                                           1997          1996
                                                           -----         -----
                                                           Dollars in Millions
Financing and leasing assets
Loans
    Commercial ......................................   $ 9,922.5     $10,195.6
    Consumer ........................................     3,664.8       3,239.0
Lease receivables ...................................     4,132.4       3,562.0
                                                        ---------     ---------
   Finance receivables (Note 3) .....................    17,719.7      16,996.6
Reserve for credit losses (Note 4) ..................      (235.6)       (220.8)
                                                        ---------     ---------
   Net finance receivables ..........................    17,484.1      16,775.8
Operating lease equipment, net (Note 5) .............     1,905.6       1,402.1
Consumer finance receivables held for sale ..........       268.2         116.3
Cash and cash equivalents ...........................       140.4         103.1
Other assets ........................................       665.8         535.2
                                                        ---------     ---------
        Total assets ................................   $20,464.1     $18,932.5
                                                        =========     =========

                      Liabilities and Stockholders' Equity

Debt (Notes 6 and 7)
Commercial paper ....................................   $ 5,559.6     $ 5,827.0
Variable rate senior notes ..........................     2,861.5       3,717.5
Fixed rate senior notes .............................     6,593.8       4,761.2
Subordinated fixed rate notes .......................       300.0         300.0
                                                        ---------     ---------
        Total debt ..................................    15,314.9      14,605.7
Credit balances of factoring clients ................     1,202.6       1,134.1
Accrued liabilities and payables ....................       660.1         594.0
Deferred federal income taxes (Note 12) .............       603.6         523.3
                                                        ---------     ---------
        Total liabilities ...........................    17,781.2      16,857.1
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely debentures of the Company
  (Note 8) ..........................................       250.0            --
Stockholders' equity (Notes 1 and 9)
Common stock - 1,000 shares authorized,
  issued and outstanding ............................          --         250.0
Class A common stock, par value $0.01 per share,
  700,000,000 shares authorized and 37,173,527
  issued and outstanding ............................         0.4            --
Class B common stock, par value $0.01 per
  share, 510,000,000 shares authorized and
  126,000,000 issued and outstanding ................         1.3            --
Paid-in capital .....................................       948.3         573.3
Retained earnings ...................................     1,482.9       1,252.1
                                                        ---------     ---------
        Total stockholders' equity ..................     2,432.9       2,075.4
                                                        ---------     ---------
        Total liabilities and stockholders' equity ..   $20,464.1     $18,932.5
                                                        =========     =========

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                    Years Ended December 31,
                                              ----------------------------------
                                                 1997        1996         1995
                                              --------     --------     --------
                                                      Dollars in Millions
                                                  (except per share amounts)


Finance income .............................  $1,824.7     $1,646.2     $1,529.2
Interest expense ...........................     937.2        848.3        831.5
                                              --------     --------     --------
    Net finance income .....................     887.5        797.9        697.7

Fees and other income (Note 10) ............     247.8        244.1        184.7
Gain on sale of equity interest acquired
  in loan workout ..........................      58.0           --           --
                                              --------     --------     --------
    Operating revenue ......................   1,193.3      1,042.0        882.4
                                              --------     --------     --------
Salaries and general operating expenses
  (Note 11) ................................     428.4        393.1        345.7
Provision for credit losses (Note 4) .......     113.7        111.4         91.9
Depreciation on operating lease equipment
  (Note 5) .................................     146.8        121.7         79.7
Minority interest in subsidiary trust
  holding solely debentures of the
  Company (Note 8) .........................      16.3           --           --
                                              --------     --------     --------
    Operating expenses .....................     705.2        626.2        517.3
                                              --------     --------     --------
    Income before provision for income taxes     488.1        415.8        365.1
Provision for income taxes (Note 12) .......     178.0        155.7        139.8
                                              --------     --------     --------
    Net income .............................  $  310.1     $  260.1     $  225.3
                                              ========     ========     ========
Net income per basic share (Note 13) .......  $   1.96     $   1.65     $   1.43
 Net income per diluted share (Note 13) ....  $   1.95     $   1.64     $   1.43

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             Class A       Class B                                              Total
                              Common         Common        Common       Paid-in     Treasury     Retained   Stockholders'
                               Stock          Stock         Stock       Capital       Stock      Earnings      Equity
                             --------        -------       -------      -------      -------     --------    -----------
                                                                 Dollars in Millions

Balance, December 31, 1994     $ 250.0                                  $ 408.3                   $ 1,134.7    $ 1,793.0
Net income                                                                                            225.3        225.3
Cash dividends                                                                                       (104.1)      (104.1)
                               -------        -----         -----       -------      --------      --------     --------
Balance, December 31, 1995       250.0                                    408.3                     1,255.9      1,914.2
Net income                                                                                            260.1        260.1
Cash dividends-regular                                                                                (98.9)       (98.9)
Cash dividends-special                                                                               (165.0)      (165.0)
Capital contribution                                                      165.0                                    165.0
                               -------        -----         -----       -------      --------      --------     --------
Balance, December 31, 1996       250.0                                    573.3                     1,252.1      2,075.4
Net income                                                                                            310.1        310.1
Cash dividends                                                                                        (79.3)       (79.3)
Recapitalization to
  Class B common
  stock shares (Note 1)         (250.0)                     $ 1.6         248.4                                      0.0
Twenty percent of Class
  B common shares bought
  pursuant to option agreement
  (Note 1)                                                   (0.3)                   $ (808.0)                    (808.3)
Conversion of Class B
  treasury stock shares to
  Class A common stock
  shares and issuance of
  Class A to the public
  (Note 1)                                    $ 0.3                                     808.0                      808.3
Issuance of underwriters
  over-allotment of Class
  A common stock shares,
  net (Note 1)                                  0.1                       117.6                                    117.7
Restricted Class A
  common  stock grants                                                      9.0                                      9.0
                               -------        -----         -----       -------      --------      --------     --------
Balance, December 31, 1997     $   0.0        $ 0.4         $ 1.3       $ 948.3      $    0.0      $1,482.9     $2,432.9
                               =======        =====         =====       =======      ========      ========     ========

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                      -----------------------------------------
                                                                          1997          1996           1995
                                                                         -----          -----          -----
                                                                                  Dollars in Millions
Cash flows from operations
Net income ........................................................   $    310.1      $   260.1      $   225.3
Adjustments to reconcile net income to net cash
   flows from operations:
      Provision for credit losses .................................        113.7          111.4           91.9
      Depreciation and amortization ...............................        168.6          140.3           88.7
      Provision for deferred federal income taxes .................         80.3           54.1           42.5
      Gains on asset and receivable sales .........................       (137.7)         (78.9)         (36.8)
      Increase in accrued liabilities and payables ................         66.1          108.1          131.2
      Increase in other assets ....................................        (54.0)         (65.9)         (17.7)
      Other .......................................................          8.0           (3.7)         (22.7)
                                                                      ----------      ---------       --------
               Net cash flows provided by operations ..............        555.1          525.5          502.4
                                                                      ----------      ---------       --------
Cash flows from investing activities
Loans extended ....................................................    (33,332.9)     (32,647.2)     (31,292.7)
Collections on loans ..............................................     31,419.7       31,132.2       29,463.7
Proceeds from asset and receivable sales ..........................      1,747.5        1,144.9          816.8
Purchases of assets to be leased ..................................       (802.8)        (431.2)        (354.7)
Net (increase) decrease in short-term factoring receivables .......       (238.8)          (0.3)         123.6
Purchases of finance receivables portfolios .......................       (176.6)        (661.3)         (22.7)
Proceeds from sales of assets received in satisfaction of loans ...         37.7           76.7           26.2
Purchases of investment securities ................................        (27.5)         (20.8)         (12.1)
Other .............................................................        (23.1)         (25.5)         (43.4)
                                                                      ----------      ---------       --------
   Net cash flows used for investing activities ...................     (1,396.8)      (1,432.5)      (1,295.3)
                                                                      ----------      ---------       --------
Cash flows from financing activities
Proceeds from the issuance of variable and fixed rate notes .......      4,532.7        4,776.0        3,698.6
Repayments of variable and fixed rate notes .......................     (3,556.1)      (3,461.8)      (2,966.0)
Proceeds from issuance of common stock, net .......................        926.0             --             --
Purchase of Class B common stock pursuant to
   option agreement ...............................................       (808.3)            --             --
Net (decrease) increase in commercial paper .......................       (267.4)        (278.6)         445.4
 Proceeds  from  the  issuance  of  Company-obligated
  mandatorily   redeemable preferred securities of
  subsidiary trust holding solely debentures of the Company .......        250.0             --             --
Repayments of nonrecourse leveraged lease debt ....................       (162.3)        (146.2)        (135.7)
Cash dividends paid ...............................................       (79.3)         (263.9)        (104.1)
Proceeds from nonrecourse leveraged lease debt ....................         43.7           58.1            9.7
Capital contribution from stockholders ............................          --           165.0             --
                                                                      ----------      ---------       --------
              Net cash flows provided by financing activities .....        879.0          848.6          947.9
                                                                      ----------      ---------       --------
Net increase (decrease) in cash and cash equivalents ..............         37.3          (58.4)         155.0
Cash and cash equivalents, beginning of year ......................        103.1          161.5            6.5
                                                                      ----------      ---------       --------
Cash and cash equivalents, end of year ............................   $    140.4      $   103.1       $  161.5
                                                                      ==========      =========       ========
Supplemental disclosures
Interest paid .....................................................   $    917.5      $   842.6       $  958.8
Federal and state and local income taxes paid .....................   $    102.1      $   102.5       $   95.0
Noncash transfer of finance receivables to finance receivables
    held for sale .................................................   $       --      $   246.6       $  243.6
Noncash transfers of finance receivables to assets
    received in satisfaction of loans .............................   $     26.0      $    91.8       $   30.8
Noncash transfer of assets received in satisfaction of .
    loans to finance receivables ..................................   $      5.4      $    10.9       $   40.6
Noncash transfer of finance receivables to operating
    lease equipment ...............................................   $       --      $    14.4       $     --

    See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company

      The CIT Group, Inc. (the "Company"), formerly known as The CIT Group Holdings, Inc., engages in commercial and consumer financial services activities through a nationwide distribution network.

      In November 1997, the Company issued 36,225,000 shares of Class A common stock in an initial public offering (the "Offering"). Prior to November 1997, The Dai-Ichi Kangyo Bank, Limited ("DKB") owned 80% of the issued and outstanding stock of the Company. The remaining 20% of the Company's issued and outstanding stock was owned by The Chase Manhattan Corporation ("Chase"). DKB had an option expiring December 15, 2000 to purchase the remaining 20% common stock interest from Chase. In November 1997, the Company purchased DKB's option at its fair market value, exercised the option to purchase the stock held by Chase and recapitalized the Company by converting the previous common stock to 157,500,000 shares of Class B common stock. Twenty percent of the Class B common stock shares (which has five votes per share) were converted to Class A common stock shares (which has one vote per share)and, in addition to an underwriter's overallotment option, were issued in the Offering. The issuance of Class A common stock pursuant to the underwriter's overallotment resulted in an increase to the Company's stockholders' equity of $117.7 million. At December 31, 1997, DKB owns 100% of the outstanding shares of Class B common stock of the Company, 77.2% of the economic interest in the Company, and 94.4% of the combined voting power of all classes of voting stock of the Company.

Note 2--Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements and accompanying notes include the accounts of The CIT Group, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated. Prior period amounts, principally in the Consolidated Balance Sheets and Statements of Cash Flows, have been reclassified to conform to the current presentation.

Financing and Leasing Assets

      The Company provides funding for a variety of financing arrangements including term loans, lease financing and operating leases. The amounts outstanding on loans and leases are referred to as finance receivables and, when combined with consumer finance receivables held for sale, net book value of operating lease equipment, and certain investments, represent financing and leasing assets.

Income Recognition

      Finance income includes interest on loans, the accretion of income on direct financing leases, and rents on operating leases. Related origination and other nonrefundable fees and direct origination costs are deferred and amortized as an adjustment of finance income over the contractual life of the transactions. Income on finance receivables other than leveraged leases is recognized on an accrual basis commencing in the month of origination using methods that generally approximate the interest method. Leveraged lease income is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which the Company has a positive investment in the transaction, net of related deferred tax liabilities. Rental income on operating leases is recognized on an accrual basis.

      The accrual of finance income on commercial finance receivables is suspended and an account is placed on nonaccrual status either when: (i) a payment of principal and/or interest is contractually delinquent for 90 days or more or (ii) at the time, in the opinion of management, full collection of all principal and interest due is doubtful. Given the nature of revolving credit facilities, including those combined with term loan facilities (advances and interest accruals increase revolving loan balances and payments reduce revolving loan balances), the placement of revolving credit facilities on nonaccrual status includes the review of other qualitative and quantitative factors, and generally does not result in the reversal of any accrued interest. Accrued but uncollected income at the date an account is placed on nonaccrual status is reversed and charged against income to the extent the estimated fair value of collateral does not satisfy both the principal and

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

accrued income outstanding. Such accrued but uncollected income is not significant. Subsequent income received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status. The accrual of finance income on consumer loans is suspended, and all previously accrued but uncollected income is reversed, when payment of principal and/or interest on consumer finance receivables is contractually delinquent for 90 days or more.

      Fees and other income includes: (1) factoring commissions, (2) commitment, facility, letters of credit and syndication fees, (3) servicing fees and (4) gains and losses from the sales of equipment, other investments, and the sales and securitizations of finance receivables.

Lease Financing

      Direct financing leases are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans and subsequently placed on operating lease is recorded at the lower of carrying value or estimated fair value when acquired. Lease receivables include leveraged leases, for which a major portion of the funding is provided by third party lenders, on a nonrecourse basis, with the Company providing the balance and acquiring title to the property. Leveraged leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less amounts due to nonrecourse third party lenders and unearned finance income. Management performs periodic reviews of the estimated residual values, with other than temporary impairment, if any, being recognized in the current period.

Reserve for Credit Losses on Finance Receivables

      The consolidated reserve for credit losses is periodically reviewed for adequacy based on the nature and characteristics of obligors, economic conditions and trends, charge-off experience, delinquencies and value of underlying collateral and guarantees (including recourse to dealers and manufacturers). It is management's judgment that the consolidated reserve for credit losses is adequate to provide for potential credit losses. Charge-offs are taken after considering such factors as the obligor's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Therefore, changes in economic conditions or other discrete events adversely affecting specific obligors or industries may necessitate additions to the consolidated reserve for credit losses.

Charge-off of Finance Receivables

      Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Such charge-offs are deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are no longer deemed useful. Automatic charge-offs are recorded on consumer finance receivables beginning at 180 days of contractual delinquency based upon historical loss severity, with charge-offs finalized upon disposition of foreclosed assets.

Impaired Loans

      Impaired loans are measured based upon 1) the present value of expected future cash flows discounted at the loan's effective interest rate or, 2) at the fair value of the collateral, if the loan is collateral dependent.

      Impaired loans include any loan transaction on nonaccrual status or any troubled debt restructuring entered into after December 31, 1994, subject to periodic review by the Company's Asset Quality Review Committee ("AQR"). The AQR is comprised of members of senior management, which reviews finance receivables of $500,000 or more meeting certain credit risk grading parameters. Excluded from impaired loans are: 1) certain individual small dollar commercial nonaccrual loans (under $500,000) for which the collateral value supports the outstanding balance, 2) consumer loans, which are subject to automatic charge-

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

off procedures, and 3) short-term factoring customer receivables, generally having terms of no more than 30 days. In general, the impaired loans are collateral dependent. Any shortfall between the value and the recorded investment in the loan is recognized by providing a provision for credit losses.

Long-Lived Assets

      A review for impairment of long-lived assets, such as operating lease equipment, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Other Assets

      The Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), as amended, on January 1, 1997. SFAS 125 uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers and addresses the accounting for servicing rights on financial assets in addition to mortgage loans. Securitizations of finance receivables are accounted for as sales when legal and effective control over the related receivables is surrendered. Servicing assets or liabilities are recognized when the servicing rights are retained by the seller.

      In accordance with the transition rules set forth in SFAS 125, the Company, on January 1, 1997, reclassified as servicing assets the portion of previously recognized excess servicing assets that did not exceed contractually specified servicing fees. The remaining balances of previously recognized excess servicing assets are included in other assets and are classified as available-for-sale investment securities subject to the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

      The adoption of SFAS 125 did not have a significant impact on the Company's financial position or results of operations.

      At the time management decides to proceed with a securitization of loans, such loans are considered available for sale, classified as other assets and carried at the lower of aggregate cost or market value. Certain consumer loans are originated and sold to trusts which, in turn, issue asset-backed securities to investors. The Company retains the servicing rights and participates in certain cash flows from the loans. The present value of expected net cash flows which exceeds the estimated cost of servicing is recorded at the time of sale as "interest-only receivables" with related gain recognized. The Company, in its estimation of residual cash flows and interest-only receivables, inherently employs a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are empirically supported by both the Company's historical experience and anticipated trends relative to the particular products securitized. Subsequent to the recognition of interest-only receivables, the Company regularly reviews such assets for valuation impairment. These reviews are performed on a disaggregated basis. Fair values of interest-only receivables are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates and are then compared to the Company's carrying values. Carrying value of the Company's interest-only receivables at December 31, 1997 approximated fair value.

      The excess of purchase price over fair market value of assets acquired (goodwill) in connection with business acquisitions is amortized on a straight line basis over a period not to exceed 20 years.

      Assets received in satisfaction of loans are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs at the time of receipt recognized by recording a charge-off. Subsequent write-downs of such assets, which may be required due to a decline in estimated fair market value after receipt, are reflected in general operating expenses.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the related assets.

Derivative Financial Instruments

      The Company enters into interest rate swap agreements as part of its overall interest rate risk management. These transactions are entered into as hedges against the effects of future interest rate fluctuations and, accordingly, are not carried at fair value. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

      The Company will also utilize derivative instruments to hedge the interest rate used to price the anticipated securitization of loans. Such transactions are designated as hedges against a securitization that is probable and for which the significant characteristics and terms have been identified but for which there is no legally binding obligation. The loans to be securitized are considered held for sale and reclassified to other assets. The net interest differential on the derivative instrument, including premium paid or received, if any, is recognized as an adjustment to the basis of the corresponding assets at the time of sale. In the event the anticipated securitization does not occur, the related hedge position would be liquidated with any gain or loss recognized at such time, and the related assets would be reclassified to finance receivables.

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

      Federal investment tax credits realized for income tax purposes on lease financing transactions have been deferred for financial statement purposes and are included in deferred federal income taxes. Such credits are amortized as a reduction of the provision for income taxes using an actuarial method over the related lease term.

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

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Note 3--Finance Receivables

      Included in lease receivables at December 31, 1997 and 1996 are leveraged lease receivables of $716.5 million and $648.8 million, respectively. Leveraged lease receivables exclude the portion of lease receivables offset by related nonrecourse debt payable to third party lenders of $1.9 billion and $2.1 billion at December 31, 1997 and 1996, respectively, including amounts owed to affiliates of DKB that totaled $459.0 million at year-end 1997, and $486.6 million at year-end 1996. Also excluded from finance receivables are $2.4 billion of consumer finance receivables at December 31, 1997 ($1.4 billion in 1996) previously securitized and currently managed by the Company.

      Commercial and consumer loans are presented net of unearned income of $605.8 million and $540.4 million at December 31, 1997 and 1996, respectively. Lease receivables are presented net of unearned income of $1.1 billion and $1.0 billion at December 31, 1997 and 1996.

      The following table sets forth the contractual maturities of finance receivables.

                                                  At December 31,
                                    --------------------------------------------
                                            1997                    1996
                                    ------------------        ------------------
                                     Amount    Percent        Amount     Percent
                                    --------   -------        -------    -------
                                                 Dollars in Millions
Due Within One Year .............  $ 6,540.9     36.9%      $  5,698.2     33.5%
Due Within One to Two Years .....    2,797.1     15.8          2,515.6     14.8
Due Within Two to Four Years ....    3,288.0     18.6          3,647.0     21.5
Due After Four Years ............    5,093.7     28.7          5,135.8     30.2
                                   ---------    -----       ----------    -----
 Total ..........................  $17,719.7    100.0%      $ 16,996.6    100.0%
                                   =========    =====       ==========    =====

      Information about concentrations of credit risk is set forth in "Geographic Composition", "Industry Composition" and "Concentration" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following table sets forth information regarding total nonperforming assets.

                                                              At December 31,
                                                           ---------------------
                                                            1997          1996
                                                            ----          ----
                                                            Dollars in Millions
Nonaccrual finance receivables:
  Commercial ...........................................   $ 79.5        $119.6
  Consumer .............................................     84.9          46.0
                                                           ------        ------
 .......................................................    164.4         165.6
                                                           ------        ------
Assets received in satisfaction of loans:
  Commercial ...........................................     26.0          40.8
  Consumer .............................................     17.0           7.1
                                                           ------        ------
 .......................................................     43.0          47.9
                                                           ------        ------
    Total nonperforming assets .........................   $207.4        $213.5
                                                           ------        ------
Percent to finance receivables .........................     1.17%         1.26%
                                                           ======        ======

      The amount of finance income recognized on year-end commercial nonaccrual finance receivables totaled $6.8 million, $8.5 million and $8.0 million in 1997, 1996 and 1995, respectively. The amount of finance income that would have been recorded under contractual terms for such commercial nonaccrual finance receivables totaled $27.6 million, $24.7 million, and $29.3 million in 1997, 1996 and 1995,

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

respectively. Finance income recognized on and the amount of finance income that would have been recorded under contractual terms for year-end consumer nonaccrual finance receivables for 1997, 1996 and 1995, respectively, was not significant.

      At December 31, 1997 and 1996, the recorded investment in impaired loans, which are generally collateral dependent, totaled $53.2 million and $103.9 million, respectively. Given that the fair value of the collateral or the present value of expected future cash flows equaled or exceeded the recorded investment for the impaired loans, no SFAS 114 reserve for credit losses was required. The average monthly recorded investment in the impaired loans was $71.6 million, $89.4 million and $116.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. There was no finance income recorded on these loans during 1997 or 1996 after being classified as impaired. During 1995, finance income of $1.0 million was recognized on these loans after being classified as impaired loans.

Note 4--Reserve for Credit Losses

      The following table presents changes in the reserve for credit losses.

                                                        At December 31,
                                               --------------------------------
                                                 1997         1996       1995
                                                 ----         ----       ----
                                                      Dollars in Millions
Balance, January 1 .........................   $  220.8    $  206.0    $  192.4
                                               --------    --------    --------
Finance receivables charged-off ............     (123.5)     (122.2)      (96.9)
Recoveries on finance receivables
  previously charged-off ...................       22.5        20.7        19.7
                                               --------    --------    --------
      Net credit losses ....................     (101.0)     (101.5)      (77.2)
                                               --------    --------    --------
Provision for credit losses ................      113.7       111.4        91.9
Portfolio acquisitions
  (dispositions), net ......................        2.1         4.9        (1.1)
                                               --------    --------    --------
      Net addition to the reserve for
       credit losses .......................      115.8       116.3        90.8
                                               --------    --------    --------
Balance, December 31 .......................   $  235.6    $  220.8    $  206.0
                                               --------    --------    --------
Reserve for credit losses as a percentage
  of finance receivables ...................       1.33%       1.30%       1.30%
                                               ========    ========    ========

Note 5--Operating Lease Equipment

      The following table provides an analysis of operating lease equipment by equipment type, net of accumulated depreciation of $375.6 million in 1997 and $287.7 million in 1996.

                                                           At December 31,
                                                         -------------------
                                                         1997          1996
                                                         ----          ----
                                                         Dollars in Millions
Commercial aircraft ..........................      $    822.7       $    624.0
Railroad equipment ...........................           429.0            273.2
Business aircraft ............................           295.6            167.8
Trucks, trailers and buses ...................           172.2            160.1
Other ........................................           186.1            177.0
                                                    ----------       ----------
 Total .......................................      $  1,905.6       $  1,402.1
                                                    ==========       ==========

      Included in the preceding table is equipment not currently subject to lease agreements of $2.4 million and $1.9 million at December 31, 1997 and 1996, respectively.

      Rental income on operating leases, included in finance income, totaled $231.8 million in 1997, $182.4 million in 1996 and $128.8 million in 1995. The following table presents future minimum lease rentals on noncancellable operating leases as of December 31, 1997. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

operating lease equipment at lease expiration, all of which are important components of operating lease profitability.

                                              Years Ended December 31,
                                              ------------------------
                                                 Dollars in Millions
      1998 ..................................        $   257.8
      1999 ..................................            209.1
      2000 ..................................            171.1
      2001 ..................................            143.5
      2002 ..................................             94.6
      Thereafter ............................            143.8
                                                     ---------
            Total ...........................        $ 1,019.9
                                                     =========

Note 6--Debt

      The following table presents data on commercial paper borrowings.

                                                      At December 31,
                                             ------------------------------
                                              1997         1996        1995
                                              ----         ----        ----
                                                    Dollars in Millions
Borrowings outstanding .................   $ 5,559.6    $ 5,827.0   $ 6,105.6
Weighted average interest rate .........        5.86%        5.45%       5.75%
Weighted average maturity ..............     43 days      32 days     45 days

                                             For the Years ended December 31,
                                             ------------------------------
                                              1997         1996        1995
                                              ----         ----        ----
Daily average borrowings ...............   $ 6,245.7    $ 5,817.7   $ 5,800.1
Maximum amount outstanding .............   $ 6,964.4    $ 6,591.3   $ 6,672.1
Weighted average interest rate .........        5.56%        5.44%       5.95%
(excluding amounts related to
  interest-bearing deposits)

      The following tables present the contractual maturities of total debt at December 31, 1997.

                                                                           At December 31,
                                                                       ----------------------
                                          Commercial   Variable rate      1997         1996
                                             paper     senior notes       Total        Total
                                             -----     ------------       -----        ----
                                                             Dollars in Millions
Due in 1997 (rates ranging from
   5.25% to 5.76%) ......................   $    --      $     --      $      --     $ 8,683.0
Due in 1998 (rates ranging from
   5.47% to 5.90%)(1) ...................   5,559.6       2,461.5        8,021.1         461.5
Due in 1999 (rates ranging from
   5.48% to 5.94%) ......................        --         380.0          380.0         380.0
Due after 2002 (rate of 5.96%) ..........        --          20.0           20.0          20.0
                                          ---------     ---------      ---------     ---------
      Total ............................. $ 5,559.6     $ 2,861.5      $ 8,421.1     $ 9,544.5
                                          =========     =========      =========     =========

----------
(1) $61.5 million may be repaid at the option of the holder upon 30 days' notice.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                                At December 31,
                                                                            ----------------------
                                                    Fixed rate notes           1997         1996
                                                 Senior     Subordinated       Total        Total
                                                 ------     ------------       -----        -----
Due in 1997 (rates ranging from
   5.50% to 8.75%) ...........................  $     --       $    --      $      --     $   700.2
Due in 1998 (rates ranging from
   5.63% to 8.75%)(1) ........................   1,550.0         100.0        1,650.0       1,550.0
Due in 1999 (rates ranging from
   5.38% to 6.63%) ...........................   1,881.0            --        1,881.0       1,070.0
Due in 2000 (rates ranging from
   6.13% to 6.80%) ...........................   1,095.0            --        1,095.0          20.0
Due in 2001 (rates ranging from
   5.63% to 9.25%) ...........................     500.0         200.0          700.0         700.0
Due in 2002 (rates ranging from
   6.15% to 7.13%) ...........................     950.0            --          950.0         300.0
Due after 2002 (rates ranging from
   5.53% to 6.98%) ...........................     628.6            --          628.6         728.6
                                               ---------       -------      ---------     ---------
Face amount of maturities ....................   6,604.6         300.0        6,904.6       5,068.8
Issue discount ...............................     (10.8)           --          (10.8)         (7.6)
                                               ---------       -------      ---------     ---------
      Total .................................. $ 6,593.8       $ 300.0      $ 6,893.8     $ 5,061.2
                                               =========       =======      =========     =========

----------
(1) $100.0 million may be repaid at the option of the holder upon 30 days' notice.

      Fixed rate senior and subordinated debt outstanding at December 31, 1997, matures at various dates through 2008 at interest rates ranging from 5.38% to 9.25%. The consolidated weighted average interest rates on fixed rate senior and subordinated debt at December 31, 1997 and 1996 were 6.39% and 6.52%, respectively. Variable rate senior notes outstanding at December 31, 1997 with interest rates ranging from 5.48% to 5.96% mature at various dates through 2003. The consolidated weighted average interest rates on variable rate senior notes at December 31, 1997 and 1996 were 5.66% and 5.44%, respectively.

      The following table represents information on unsecured revolving lines of credit with 53 banks that support commercial paper borrowings at December 31, 1997.

                                                           Maturity Amount
                                                          ----------------
                                                         Dollars in Millions

      April 1998 ......................................      $ 1,240.0
      April 2002 ......................................        3,720.0
                                                             ---------
      Total credit lines ..............................      $ 4,960.0
                                                             =========

      The credit line agreements contain clauses that allow the Company to extend the termination dates upon written consent from the participating banks. There have been no borrowings under credit lines supporting commercial paper since 1970.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 7--Derivative Financial Instruments

      As part of managing the exposure to changes in market interest rates, the Company, as an end-user, enters into various interest rate swap transactions, all of which are transacted in over-the-counter (OTC) markets, with other financial institutions acting as principal counterparties, including subsidiaries of DKB and Chase. The Company uses off-balance sheet derivatives for hedging purposes only. The Company does not enter into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated, according to hedge objective, against commercial paper, a specifically underwritten debt issue or a specific pool of assets. The Company's primary hedge objectives include the conversion of variable rate liabilities to fixed rates, the conversion of fixed rate liabilities to variable rates, the fixing of spreads on variable rate liabilities to various market indices and the elimination of interest rate risk on finance receivables classified as held for sale prior to securitization. The notional amounts, rates, indices and maturities of the Company's off-balance sheet derivatives are required to closely match the related terms of the Company's hedged assets and liabilities.

      The following table presents the notional principal amounts, weighted average interest rates expected to be received or paid and the contractual maturities of interest rate swaps at December 31, 1997.


Years ending                 Floating to                     Fixed to                     Floating to
December 31,                 Fixed Rate                    Floating Rate                 Floating Rate
------------       -----------------------------   ----------------------------   ---------------------------
                                                   Notional Amounts in Millions
                   Notional    Receive     Pay     Notional   Receive      Pay    Notional    Receive     Pay
                    Amount      Rate      Rate      Amount     Rate       Rate     Amount      Rate      Rate
                   --------    -------    ----     --------   -------     ----     -------    ------     ----
1998 ...........   $  700.0     5.75%     6.61%     $  --         --        --    $    --        --        --
1999 ...........      925.0     5.85%     6.15%        --         --        --      130.0      5.57%     6.11%
2000 ...........      700.0     5.90%     7.05%      20.0      6.15%     6.13%         --        --        --
2001 ...........      631.0     5.93%     6.66%     200.0      5.82%     5.82%         --        --        --
2002 ...........       95.0     5.86%     6.16%        --        --        --          --        --        --
2003-2008 ......         --       --        --      200.0      5.92%     5.97%         --        --        --
                   --------     -----     ----     ------      ----      ----     -------      ----      ----
                   $3,051.0                        $420.0                         $ 130.0
                   ========                        ======                         =======
Weighted
average rate ...                5.85%     6.71%                5.88%     5.91%                 5.57%     6.11%
                                ====      ====                 ====      ====                  ====      ====

      All rates were those in effect at December 31, 1997. Variable rates are based on the contractually determined rate or other market rate indices and may change significantly, affecting future cash flows.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position.

                                Notional
                                 Amounts
Interest Rate Swaps            in Millions  Comments
-------------------            -----------  ---------
Floating to fixed rate swaps
  Hedging commercial paper     $2,401.0     Effectively  converts  the  interest
                                            rate  on  an  equivalent  amount  of
                                            commercial paper to a fixed rate.

  Hedging variable rate notes     650.0     Effectively  converts  the  interest
                                            rate  on  an  equivalent  amount  of
                                            variable  rate  notes  with  matched
                                            terms to a fixed rate.
                               --------     ------------------------------------
  Total floating to
   fixed rate swaps             3,051.0
                               --------
Fixed to floating rate swaps
   Hedging fixed rate notes       420.0     Effectively  converts  the  interest
                                            rate  on  an  equivalent  amount  of
                                            fixed rate notes to a variable rate.
Basis swaps
   Hedging variable rate debt     130.0     Effectively fixes the spread between
                                            the rates on an equivalent amount of
                                            variable   rate  notes  and  various
                                            market interest rate indices.
                               --------     ------------------------------------
Total interest rate swaps      $3,601.0
                               ========

      The Company's hedging activity increased interest expense by $24.2 million, $27.8 million and $7.8 million in 1997, 1996 and 1995, respectively, over the interest expense that would have been incurred with an identical debt structure but without the Company's hedging activity. However, this calculation of interest expense does not take into account any actions the Company could have taken to reduce interest rate risk in the absence of hedging activity, such as issuing more fixed rate debt that would also tend to increase interest expense.

      Basis swap agreements involve the exchange of two different floating rate interest payment obligations and are used to manage the basis risk between floating rate indices.

      Additionally, there were cross-currency interest rate swaps with a notional principal amount of $218.6 million on which the Company was paying interest at a weighted average rate of 5.93% at December 31, 1997 that effectively converted yen denominated fixed rate debt into variable rate U.S. dollar obligations. These swaps have maturities ranging from 1999 to 2006 to correspond with the terms of the debt.

      The Company is exposed to credit risk to the extent a counterparty fails to perform under the terms of an interest rate swap. This risk is measured as the market value of interest rate swaps with a positive fair value which totaled $6.4 million at December 31, 1997, reduced by the effects of master netting agreements as presented in Note 18 -- Fair Values of Financial Instruments. However, due to the investment grade credit ratings of all counterparties and limits on the exposure with any individual counterparty, the Company's actual counterparty credit risk is not considered significant.

Note 8--Preferred Capital Securities

      In February 1997, CIT Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, issued $250.0 million of 7.70% Preferred Capital Securities (the "Capital Securities") in a private offering. The Trust subsequently invested the offering proceeds in Junior Subordinated Debentures (the "Debentures") of the Company, having identical rates and payment dates. The Debentures of the Company represent the sole assets of the Trust. Holders of the Capital Securities are entitled to receive cumulative distributions at an annual rate of 7.70% through either the redemption date or maturity of the Debentures (February 15, 2027).

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Both the Capital Securities issued by the Trust and the Debentures of the Company owned by the Trust are redeemable in whole or in part on or after February 15, 2007 or at any time in whole upon changes in specific tax legislation, bank regulatory guidelines or securities law. Distributions by the Trust are guaranteed by the Company to the extent that the Trust has funds available for distribution. The Company records distributions payable on the Capital Securities as an operating expense in the Consolidated Statements of Income.

Note 9--Stockholders' Equity

      Under  the  most   restrictive   provisions  of  agreements   relating  to
outstanding debt, the Company may not, without the consent of the holders of such debt, permit stockholders' equity to be less than $300.0 million.

Note 10--Fees and Other Income

      The following table sets forth the components of fees and other income.


                                                   Years Ended December 31,
                                              -------------------------------
                                                1997        1996         1995
                                              -------      -------     -------
                                                      Dollars in Millions
Factoring commissions ......................  $  95.2     $  91.0      $  86.3
Fees and other .............................     72.9        74.2         61.6
Gains on sales of leasing equipment
 and other investments .....................     46.9        54.6         10.5
Gains on securitizations and sales
 of finance receivables ....................     32.8        24.3         26.3
                                              -------     -------      -------
Total ......................................  $ 247.8     $ 244.1      $ 184.7
                                              =======     =======      =======

Note 11--Salaries and General Operating Expenses

      The following table sets forth the components of salaries and general operating expenses.

                                                   Years Ended December 31,
                                               -------------------------------
                                                1997        1996         1995
                                               ------      -------     -------
                                                      Dollars in Millions
Salaries and employee benefits .............  $ 253.5     $ 223.0      $ 193.4
General operating expenses .................    174.9       170.1        152.3
                                              -------     -------      -------
Total ......................................  $ 428.4     $ 393.1      $ 345.7
                                              =======     =======      =======

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 12--Income Taxes

      The effective tax rate of the Company varied from the statutory federal corporate income tax rate as follows:

                                                    Years Ended December 31,
                                             ----------------------------------
                                              1997           1996         1995
                                             ------         -------      ------
                                                 Percentage of Pretax Income
Federal income tax rate ..................   35.0%           35.0%       35.0%
Increase (decrease) due to:
  State and local income taxes,
   net of federal income tax benefit .....    3.7             4.5         5.1
  Investment tax credits .................   (0.2)           (0.3)       (0.3)
  Other ..................................   (2.0)           (1.8)       (1.5)
                                             ----            ----        ----
  Effective tax rate .....................   36.5%           37.4%       38.3%
                                             ====            ====        ====

      The provision for income taxes is comprised of the following:

                                                  Years Ended December 31,
                                             ----------------------------------
                                              1997           1996         1995
                                             ------         -------      ------
                                                     Dollars in Millions
Current federal income tax provision .....   $ 70.0         $ 72.9       $ 68.5
Deferred federal income tax provision ....    80.3            54.1         42.5
                                             ------         ------       ------
Total federal income taxes ...............    150.3          127.0        111.0
State and local income taxes .............     27.7           28.7         28.8
                                             ------         ------       ------
  Total provision for income taxes .......   $178.0         $155.7       $139.8
                                             ======         ======       ======

      The tax effects of temporary differences that give rise to significant portions of the deferred federal income tax assets and liabilities are presented below.

                                                         At December 31,
                                                     -----------------------
                                                       1997           1996
                                                       -----          -----
                                                        Dollars in Millions
ASSETS
  Provision for credit losses .....................   $(93.3)        $(83.8)
  Loan origination fees ...........................     (9.2)         (10.5)
  Other ...........................................    (47.1)         (37.8)
                                                      ------         ------
    Total deferred tax assets .....................   (149.6)        (132.1)
                                                      ------         ------
LIABILITIES
  Leasing transactions ............................    679.0          610.0
  Market discount income ..........................     55.8           23.8
  Amortization of intangibles .....................      9.9            9.2
  Depreciation of fixed assets ....................      1.5            2.7
  Prepaid pension costs ...........................      1.0            2.0
  Other ...........................................      1.8            2.7
                                                      ------         ------
    Total deferred tax liabilities ................    749.0          650.4
                                                      ------         ------
Net deferred tax liability ........................   $599.4         $518.3
                                                      ======         ======

      Also, included in deferred federal income taxes on the Consolidated Balance Sheets are unamortized investment tax credits of $4.2 million and $5.0 million at December 31, 1997 and 1996, respectively. Included in the accrued liabilities and payables caption in the Consolidated Balance Sheets are state and local deferred tax liabilities of $103.6 million and $97.4 million at December 31, 1997 and 1996, respectively, arising from the temporary differences shown in the above tables.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 13--Earnings Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for the presentation and disclosure for earnings per share ("EPS"). It also simplifies the standards for computing EPS and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS, respectively, and requires the reconciliation of the numerator and denominator of basic EPS with that of diluted EPS. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method which assumes the repurchase of common shares by the Company at the average market price for the period. The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented only for the years ended December 31, 1997 and 1996, as the Company had no dilutive securities in 1995. Restricted stock, discussed in Note 14-Postretirement and Other Benefit Plans, is not included in the EPS calculation for 1995 as the restricted stock was issued in conjunction with the termination of the 1996-1998 Career Incentive Plan and the Company's Offering.

                                         For the year ended December 31, 1997
                                       ---------------------------------------
                                         Income        Shares        Per-Share
                                       (Numerator)  (Denominator)     Amount
                                       -----------  -------------   ----------
                                                Dollars in Millions
                                             (except per share amounts)
Basic EPS
Income available to common
 shareholders ........................    $310.1     158,134,315      $ 1.96
Effect of Dilutive Securities:
Restricted shares ....................        --         948,527       (0.01)
Stock options ........................        --          71,440          --
                                          ------     -----------      ------
Diluted EPS ..........................    $310.1     159,154,282      $ 1.95
                                          ======     ===========      ======

                                         For the year ended December 31, 1996
                                       ---------------------------------------
                                         Income        Shares        Per-Share
                                       (Numerator)  (Denominator)     Amount
                                       -----------  -------------   ----------
                                                Dollars in Millions
                                             (except per share amounts)
Basic EPS
Income available to common
 shareholders ........................    $260.1     157,500,000      $ 1.65
Effect of Dilutive Securities:
Restricted shares ....................        --         948,527       (0.01)
                                          ------     -----------      ------
Diluted EPS ..........................    $260.1     158,448,527      $ 1.64
                                          ======     ===========      ======

Note 14--Postretirement and Other Benefit Plans

Retirement Plan

      Substantially all employees of the Company who have completed one year of service and are 21 years of age participate in The CIT Group Holdings, Inc. Retirement Plan (the "Plan"). The retirement benefits under the Plan are based on the employee's age, years of benefit service, and a percentage of qualifying compensation during the final years of employment. Plan assets consist of marketable securities, including common stock and government and corporate debt securities. The Company funds the Plan to the extent it qualifies for an income tax deduction. Such funding is charged to salaries and employee benefits expense.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The accompanying table sets forth the funded status of the Plan and the amounts recognized in the Consolidated Balance Sheets.

                                                      At or For the Years Ended December 31,
                                                      --------------------------------------
                                                         1997           1996         1995
                                                        ------         -------      ------
                                                                 Dollars in Millions
Actuarial present value of benefit obligations:
 Accumulated benefit obligation including vested
  benefits of $65.6 in 1997, $54.8 in 1996,
  and $54.0 in 1995 .................................   $ 73.4         $ 61.6       $ 58.1
                                                        ======         ======       ======
Plan assets at fair market value ....................   $128.5         $109.9       $101.2
Projected benefit obligation ........................   (100.4)         (84.0)       (79.9)
                                                        ------         ------       ------
Excess plan assets ..................................     28.1           25.9         21.3
Unrecognized prior service cost .....................     (1.6)          (1.8)        (1.9)
Unrecognized net gain ...............................    (18.2)         (15.9)       (10.5)
                                                        ------         ------       ------
Prepaid pension cost ................................   $  8.2         $  8.2       $  8.9
                                                        ======         ======       ======
Pension cost included the following components:
Service cost-benefits earned during the period ......   $  5.2         $  5.3       $  3.8
Interest cost on projected benefit obligation .......      6.2            5.7          4.9
Actual return on plan assets ........................    (21.4)         (11.5)       (21.9)
Net amortization and deferral .......................     10.0            1.2         14.1
                                                        ------         ------       ------
Pension cost ........................................   $   --         $  0.7       $  0.9
                                                        ======         ======       ======

               The following assumptions were used for calculating
                       the projected benefit obligations.

                                              1997           1996         1995
                                             ------         -------      ------
Discount rate ...........................      7.00%          7.50%       7.25%
Rate of increase in compensation ........      4.50%          4.50%       4.50%
Expected long-term rate of return
 on plan assets .........................     10.00%         10.00%      10.00%

Postretirement Medical and Life Insurance Benefits

      The Company provides certain health care and life insurance benefits to eligible retired employees. Salaried participants generally become eligible for retiree health care benefits after reaching age 55 with 10 years of benefit service and 11 years of medical plan participation. Generally, the medical plans pay a stated percentage of most medical expenses reduced by a deductible as well as by payments made by government programs and other group coverage. The plans are unfunded.

      The postretirement benefit liability at December 31, 1997 and 1996 is set forth in the following table.

                                                           At December 31,
                                                         --------------------
                                                         1997            1996
                                                         -----          -----
                                                          Dollars in Millions
Accumulated postretirement benefit
 obligation ("APBO"):
  Retirees ...........................................   $20.5         $ 22.5
  Fully eligible, active plan participants ...........     4.2            4.1
  Other active plan participants .....................    10.3            8.3
                                                         -----          -----
Unfunded postretirement obligation ...................    35.0           34.9
Unrecognized net gain ................................     8.3            7.7
Unrecognized transition obligation ...................   (24.6)         (26.2)
                                                         -----          -----
Accrued postretirement benefit obligation ............   $18.7          $16.4
                                                         =====          =====

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The components of net periodic postretirement benefit cost were as follows.

                                                          Years Ended December 31,
                                                       -------------------------------
                                                       1997           1996        1995
                                                       ----           ----        ----
                                                             Dollars in Millions
Service cost-benefits earned during the period ......  $1.3           $1.1        $1.1
Interest cost on accumulated postretirement
  benefit obligation ................................   2.3            2.4         3.2
Amortization of unrecognized transition obligation ..   1.7            1.7         1.7
Amortization of gain ................................  (0.8)          (0.6)         --
Amortization of unrecognized prior service cost .....    --             --        (0.1)
                                                       ----           ----        ----
Net periodic postretirement benefit cost ............  $4.5           $4.6        $5.9
                                                       ====           ====        ====

 The following assumptions were used for calculating the APBO.

                                                       1997           1996        1995
                                                       ----           ----        ----
Discount rate .......................................  7.00%          7.50%       7.25%
Rate of increase in compensation ....................  4.50%          4.50%       4.50%
Assumed health care cost trend rate:
  Retirees prior to reaching age 65 .................  8.20%          9.00%      10.00%
  Retirees older than 65 ............................  5.70%          6.00%       7.00%

      For 1997, the assumed health care cost trend rates decline to an ultimate level of 4.50% in 2004 for all retirees; for 1996, 4.75% in 2001 for retirees prior to reaching age 65 and 4.75% in 1998 for retirees older than 65; and for 1995, 4.75% in 2003 for retirees prior to reaching age 65 and 4.75% in 2000 for retirees older than 65.

      If the health care cost trend rate were increased by 1%, the APBO relating to the medical benefits as of December 31, 1997, would be increased by $2.4 million (10.0%), and the sum of the service cost and interest cost components of net periodic postretirement benefit cost relating to the medical benefits for 1997 would be increased by $0.3 million (13.0%).

Savings Incentive Plan

      Certain employees of the Company participate in The CIT Group Holdings, Inc. Savings Incentive Plan. This plan qualifies under section 401(k) of the Internal Revenue Code. The Company's expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $9.0 million, $9.1 million and $8.2 million for 1997, 1996 and 1995, respectively.

Corporate Annual Bonus Plan

      The CIT Group Bonus Plan ("Bonus Plan") is an annual bonus plan covering certain executive officers and other employees. The amount of awards depends on a variety of factors, including corporate performance and individual performance during the calendar year for which awards are made. All or part of a cash award for a particular year may be paid currently or deferred and paid upon retirement in up to five annual installments at the option of the participant. All awards are subject to appropriate taxes and deferred amounts are credited annually with interest. For the years ended December 31, 1997, 1996 and 1995, amounts charged to expense for the Bonus Plan amounted to $18.5 million, $17.4 million and $13.7 million, respectively.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Long-Term Equity Compensation Plan

      The Company sponsors a Long-Term Equity Compensation Plan (the "ECP"). The ECP allows the Company to issue to directors and employees up to 12,503,000 shares of Class A Common Stock through grants of annual incentive awards, incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units. Class A common stock issued under the ECP may be either authorized but unissued shares, treasury shares or any combination thereof.

      The ECP was established in November 1997 in conjunction with the Offering. In November 1997, the Company granted 4,047,816 non-qualified stock options pursuant to the ECP with an option price per share equal to the fair market value on the date of grant ($27.00 per share). No compensation expense related to stock option grants was recorded as the option exercise price was equal to the fair market value on the date of grant. All of the options have 10 year terms. Options of 2,867,516 will vest one-third on the first anniversary of the date of grant (1998), an additional one-third on the second anniversary of the date of grant (1999), and in full on the third anniversary of the date of grant
(2000). The remaining 1,180,300 options will vest one-third on the third anniversary of the date of grant (2000), an additional one-third on the fourth anniversary of the date of grant (2001) and in full on the fifth anniversary of the date of grant (2002). Options exercisable at December 31, 1997 were 1,062 and 9,518 options were forfeited during 1997.

Restricted Stock

      In November 1997, the Company issued 948,527 shares of restricted Class A Common Stock in connection with the termination of the CIT Career Incentive Plan. All restricted shares were outstanding at December 31, 1997. Such shares were issued at fair market value, which was $27.00 per share on the issue date. These shares vest on the third anniversary of the date of grant. The holder of restricted stock generally has the rights of a stockholder of the Company, including the right to vote and to receive cash dividends.

CIT Career Incentive Plan

      Phantom shares granted under the CIT Career Incentive Plan entitled the participant to receive, at the end of the three year performance period, a specified amount of cash. Following the end of the performance period, one-third of the phantom shares vested immediately and one-third vested at the end of each of the next two years. In conjunction with the Offering, the Company terminated the CIT Career Incentive Plan as of November 13, 1997 and extinguished all phantom shares of stock, by cash payment (payable in 1998) and the granting of restricted shares of Class A common stock and stock options. At the employee's option, all or part of the cash component of the termination could either be paid in 1998 in cash or deferred in up to five annual installments. For the years ended December 31, 1997, 1996 and 1995, amounts charged to expense for the CIT Career Incentive Plan amounted to $20.1 million, $9.5 million and $3.8 million, respectively. All charges relating to the termination of the Career Incentive Plan are included in 1997 expense.

Accounting for Stock-Based Compensation Plans

      The Company has elected to apply  Accounting  Principles  Board Opinion 25
("APB 25") rather than the optional provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for its stock-based compensation plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by SFAS 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS 123. Had the compensation cost of the Company's stock-based compensation plans been determined based on the operational provisions of SFAS 123, the Company's net income for 1997 and net income per diluted share would have been $288.7 million and $1.81, compared to $310.1 million and $1.95, as reported. The weighted average fair value of all options granted during 1997 was $8.32 and fair value was determined at the date of grant using the Black-

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Scholes  option-pricing  model that assumed a dividend yield of 1.33%,  expected
volatility  range  of  29.48%-31.39%,   a  risk  free  interest  rate  range  of
5.76%-5.90% and an expected option life range of 3-7 years.

Note 15--Lease Commitments

      The Company has entered into noncancellable long-term lease agreements for premises and equipment. The following table presents future minimum rentals under such noncancellable leases that have initial or remaining terms in excess of one year at December 31, 1997.

 Years Ended December 31,                                   Dollars in Millions
 -----------------------                                    -------------------
         1998 ............................................      $  24.4
         1999 ............................................         21.2
         2000 ............................................         17.7
         2001 ............................................         15.3
         2002 ............................................         14.2
         Thereafter ......................................         48.5
                                                                -------
           Total .........................................      $ 141.3
                                                                =======

      In addition to fixed lease rentals, leases require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $16.6 million due in the future under noncancellable subleases.

      Rental expense, net of sublease income on premises and equipment, was as follows.

                                                 Years Ended December 31,
                                            -----------------------------------
                                              1997         1996          1995
                                              ----         ----          ----
                                                    Dollars in Millions
    Premises ............................   $ 19.6         $18.0        $ 18.0
    Equipment ...........................      6.0           6.3           5.7
    Less sublease income ................     (1.2)         (1.2)         (1.3)
                                            ------        ------        ------
      Total .............................   $ 24.4        $ 23.1        $ 22.4
                                            ======        ======        ======

Note 16--Legal Proceedings

      In the ordinary course of business, there are various legal proceedings pending against the Company. Management believes that the aggregate liabilities, if any, arising from such actions will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Note 17--Credit-Related Commitments

      In the normal course of meeting the financing needs of its customers, the Company enters into various credit-related commitments. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. To minimize potential credit risk, the Company generally requires collateral and other credit-related terms and conditions from the customer. At the time credit-related commitments are granted, management believes the fair value of the underlying collateral and guarantees approximates or exceeds the contractual amount of the commitment. In the event a customer defaults on the underlying transaction, the maximum potential loss to the Company will be the contractual amount outstanding less the value of all underlying collateral and guarantees.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The   accompanying   table   summarizes   the   contractual   amounts   of
credit-related commitments.

                                                                      At December 31,
                                                   -----------------------------------------------------------
                                                           Due to expire
                                                   ----------------------------     Total             Total
                                                       Within         After      outstanding       outstanding
                                                      one year      one year        1997              1996
                                                    ------------   -----------   -----------      ------------
                                                                      Dollars in Millions
Unused commitments to extend credit
  Loans ..........................................   $ 1,508.2        $ 2.9      $ 1,511.1         $ 1,487.4
  Leases .........................................        97.1           --           97.1              50.9
Letters of credit and acceptances
  Standby letters of credit ......................       208.7          0.9          209.6             151.6
  Other letters of credit ........................       170.2         10.9          181.1             231.7
  Acceptances ....................................        24.0           --           24.0              14.6
Guarantees .......................................         5.3         23.9           29.2              79.9
Foreign exchange contracts .......................         1.1           --            1.1               0.8

Note 18--Fair Values of Financial Instruments

      Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of the estimated fair value of the Company's financial instruments, excluding leasing transactions accounted for under SFAS 13. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument. Since no established trading market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involving uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions or estimation methods may significantly affect the estimated fair values. Because of these limitations, management provides no assurance that the estimated fair values presented would necessarily be realized upon disposition or sale.

      Actual fair values in the marketplace are affected by other significant factors, such as supply and demand, investment trends and the motivations of buyers and sellers, which are not considered in the methodology used to determine the estimated fair values presented. In addition, fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of future business transactions and the value of assets and liabilities that are part of the Company's overall value but are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include customer base, operating lease equipment, premises and equipment, assets received in satisfaction of loans, and deferred tax balances. In addition, tax effects relating to the unrealized gains and losses (differences in estimated fair values and carrying values) have not been considered in these estimates and can have a significant effect on fair value estimates. The carrying amounts for cash and cash equivalents approximate fair value because they have short maturities and do not present significant credit risks. Credit-related commitments, as disclosed in Note 17, are primarily short term floating rate contracts whose terms and conditions are individually negotiated, taking into account the creditworthiness of the customer and the nature, accessibility and quality of the collateral and guarantees. Therefore, the fair value of credit-related commitments, if exercised, would approximate their contractual amounts.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      Estimated fair values, recorded carrying values and various assumptions used in valuing the Company's financial instruments at December 31, 1997 and 1996 are set forth below.

                                                                 1997                          1996
                                                      ---------------------------    ------------------------
                                                       Carrying       Estimated      Carrying       Estimated
                                                        Value        Fair Value       Value        Fair Value
                                                      ----------     -----------     ---------     ----------
                                                         Asset          Asset          Asset          Asset
                                                      (Liability)    (Liability)    (Liability)    (Liability)
                                                      ----------     -----------     ---------     ----------
                                                                          Dollars in Millions
Finance receivables - loans(a) .....................   $13,406.7       $13,607.0     $13,275.2      $13,480.1
Consumer finance receivables held for sale .........       268.2           268.2         116.3          116.3
Other assets(b) ....................................       383.9           420.9         273.4          308.1
Commercial paper(c) ................................    (5,559.6)       (5,559.6)     (5,827.0)      (5,827.0)
Fixed rate senior notes and subordinated
   fixed rate notes(d) .............................    (6,893.8)       (6,924.1)     (5,061.2)      (5,091.6)
Variable rate notes(d) .............................    (2,861.5)       (2,856.5)     (3,717.5)      (3,714.3)
Credit balances of factoring clients & accrued
   liabilities and payables(e) .....................    (1,714.0)       (1,714.0)     (1,578.9)      (1,578.9)
Company-obligated mandatorily
   redeemable preferred securities of
   subsidiary trust holding solely debentures
   of the Company(f) ...............................      (250.0)         (253.8)           --             --
Derivative Financial Instruments(g)
 Interest Rate Swaps
 Off-balance sheet assets ..........................          --             1.2            --            6.3
 Off-balance sheet liabilities .....................          --           (46.6)           --          (64.6)
 Cross currency assets .............................          --             5.2            --           14.1
 Cross currency liabilities ........................          --           (12.0)           --             --

----------
(a) The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 8.21% to 9.20% for 1997 and 7.96% to 9.37% for 1996. The maturities used represent the average contractual maturities adjusted for prepayments. For floating rate loans that reprice frequently and have no significant change in credit quality, fair value approximates carrying value. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $4.1 billion in 1997 and $3.5 billion in 1996.

(b) Other assets subject to fair value disclosure include accrued interest receivable and investment securities. The carrying amount of accrued interest receivable approximates fair value. Investment securities actively traded in a secondary market were valued using quoted available market prices. Investments not actively traded in a secondary market were valued based upon recent selling price or present value discounted cash flow analysis. The carrying value of other assets not subject to fair value disclosure totaled $281.9 million in 1997 and $261.8 million in 1996.

(c) The estimated fair value of commercial paper approximates carrying value due to the relatively short maturities.

(d) Fixed rate notes were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by the Company of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 5.23% to 6.60% in 1997 and 5.53% to 6.95% in 1996. The estimated fair value for variable rate notes differs from carrying value as a result of a foreign denominated issuance.

(e) The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Accrued liabilities and payables with no stated maturities have an estimated fair value that approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $752.3 million in 1997 and $672.5 million in 1996.

(f) Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely debentures of the Company were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar issuances at the end of the year.

(g) As previously disclosed in Note 7--Derivative Financial Instruments, the notional principal amount of interest rate swaps designated as hedges against the Company's debt totaled $3.6 billion at December 31, 1997 ($0.8 billion of which related to interest rate swaps whose fair market value represented an asset and $2.8 billion related to interest rate swaps whose fair market value represented a liability, after adjusting for master netting agreements) and $5.3 billion at December 31, 1996 ($1.8 billion of assets and $3.5 billion of liabilities). The notional principal amount of cross currency interest rate swaps totaled $218.6 million at December 31, 1997 and 1996, respectively. The estimated fair values of derivative financial instruments are obtained from dealer quotes and represent the net amount receivable or payable to terminate the agreement, taking into account current market interest rates and counterparty credit risk.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 19--Investments in Debt and Equity Securities

      At December 31, 1997 and 1996, the Company's investments in debt and equity securities designated as available for sale and subject to the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" totaled $146.1 million and $24.4 million, respectively. The Company's investments in debt and equity securities designated as trading totaled $38.2 million at December 31, 1997. Unrealized gains and losses, representing the difference between carrying value and current fair market value were not significant.

Note 20--Certain Relationships and Related Transactions

      The Company has in the past and may in the future enter into certain transactions with affiliates of the Company. It is anticipated that such transactions will be entered into at a fair market value for the transaction.

      The Company's interest-bearing deposits generally represent overnight money market investments of excess cash that are maintained for liquidity purposes. From time to time, the Company may maintain such deposits with DKB or Chase.

      At December 31, 1997, the Company's credit line coverage with 53 banks totaled $5.0 billion of committed facilities. Additional information regarding these credit lines can be found in Note 6--Debt. At December 31, 1997, DKB was a committed bank under a $1.2 billion revolving credit facility and a $3.7 billion revolving credit facility (together, the "Facilities"), with commitments of $71.2 million and $213.8 million, respectively. Chase is both the agent and a committed bank under the Facilities with commitments of $63.8 million and $191.2 million, respectively.

      At December 31, 1996, the Company's credit line coverage with 60 banks totaled $5.2 billion of committed facilities. At December 31, 1996, DKB was a committed bank under a $3.6 billion revolving credit facility, a $244.0 million revolving credit facility, a $1.2 billion revolving credit facility, and an $81.0 million revolving credit facility, with commitments of $108.8 million, $93.8 million, $36.3 million and $31.3 million, respectively. DKB was the agent under the $244.0 million facility and the $81.0 million facility. Chase was both the agent and a committed bank under the $3.6 billion revolving credit facility and the $1.2 billion revolving credit facility with commitments of $187.5 million and $62.5 million, respectively.

      The Company has entered into interest rate swap and cross currency interest rate swap agreements with financial institutions acting as principal counterparties, including affiliates of DKB and Chase. At December 31, 1997, the notional principal amount outstanding on interest rate swap agreements with DKB and Chase totaled $220.0 million and $475.0 million, respectively. At December 31, 1996, the notional principal amount outstanding on interest rate swap agreements with DKB and Chase totaled $270.0 million and $705.0 million, respectively. The notional principal amount outstanding on foreign currency swaps totaled $168.0 million with DKB at both year-end 1997 and 1996.

      The Company has entered into leveraged leasing arrangements with third party loan participants, including affiliates of DKB. Amounts owed to affiliates of DKB are discussed in Note 3--Finance Receivables.

      At December 31, 1997 and 1996, the Company held a $9.0 million letter of credit from Chase as additional collateral on a $20.8 million and $22.2 million business aircraft loan to a third party. Chase is also indebted to the Company in the amount of $6.7 million and $7.3 million for financing relating to the purchase of a business aircraft by Chase, at December 31, 1997 and 1996, respectively.

      The Company has also entered into various noncancellable long-term facility lease agreements with Chase. Future minimum rentals under these leases are $0.5 million in 1998, $0.4 million in 1999, and $0.1 million in 2000. Rental expense paid to Chase totaled $0.5 million, $0.5 million and $0.6 million in 1997, 1996 and 1995, respectively.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      At December 31, 1997 and 1996, the Company had entered into credit-related commitments with DKB in the form of letters of credit totaling $15.2 million and $19.8 million, respectively, equal to the amount of the single lump sum premium necessary to provide group life insurance coverage to certain eligible retired employees and an amount to fund certain overseas finance receivables.

      During 1997, the Company entered into an arrangement with Chase pursuant to which the Company provides servicing for Chase's recreation vehicle and recreational boat finance receivables portfolio, which had a remaining balance of $1.1 billion at December 31, 1997.

      The Company purchased finance receivables totaling $39.6 million and $33.4 million from Chase during 1997 and 1996, respectively.

      The Company has entered into cash collateral loan agreements with DKB pursuant to which DKB made loans to four separate cash collateral trusts in order to provide additional security for payments on the certificates of the related contract trusts. These contract trusts were formed for the purpose of securitizing certain recreational vehicle and recreational marine finance receivables. At December 31, 1997 and 1996, the principal amount outstanding on the cash collateral loans was $45.8 million and $40.7 million, respectively. The Company has entered into multiple trust agreements with Chase with respect to certain securitization transactions.

Note 21--Business Segment Information

      The Company's primary business activities are comprised of commercial and consumer operations. The Company's commercial segment is engaged in equipment financing and leasing, factoring and commercial finance. The Company's consumer segment offers home equity lending, secured retail sales financing of manufactured housing, recreation vehicles and recreational boats, as well as consumer loan servicing.

      Segment total revenue is defined as finance income plus fees and other income. Segment operating income (loss) is defined as total revenue less direct segment interest and operating expenses. Other includes general corporate expenses, and revenues and expenses related to other operations of the Company. The following table sets forth information on the Company's commercial and consumer business segments.

                                                       At December 31,
                                             ----------------------------------
                                             1997          1996          1995
                                             -----        ------         -----
                                                     Dollars in Millions
Total Assets
Commercial ............................    $16,010.2     $15,143.2    $14,590.5
Consumer ..............................      4,301.7       3,563.4      2,587.7
Other .................................        152.2         225.9        242.1
                                           ---------     ---------    ---------
  Total ...............................    $20,464.1     $18,932.5    $17,420.3
                                           =========     =========    =========

                                              For the Years Ended December 31,
                                             ----------------------------------
                                             1997           1996         1995
                                             -----         ------        -----
                                                     Dollars in Millions
Total Revenues
Commercial ............................     $1,675.5      $1,542.6     $1,443.0
Consumer ..............................        425.0         325.6        264.4
Other .................................         30.0          22.1          6.5
                                            --------      --------     --------
  Total ...............................     $2,130.5      $1,890.3     $1,713.9
                                            ========      ========     ========
Operating Income (Loss)
Commercial ............................       $465.3        $390.2       $341.5
Consumer ..............................         72.0          67.4         63.9
Other .................................        (49.2)        (41.8)       (40.3)
                                              ------        ------       ------
  Total ...............................       $488.1        $415.8       $365.1
                                              ======        ======       ======

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 22--Selected Quarterly Financial Data (Unaudited)

                                                                               1997
                                                    ----------------------------------------------------------
                                                      First       Second       Third       Fourth
                                                     Quarter      Quarter     Quarter      Quarter      Year
                                                    ---------    --------    --------     --------     -------
                                                            Dollars in Millions (except per share data)
Net finance income .............................    $ 214.0      $ 218.3      $ 226.0     $ 229.2      $ 887.5
Fees and other income ..........................       57.7         49.4         78.9        61.8        247.8
Gain on sale of equity interest acquired
   in loan workout .............................         --         58.0           --          --         58.0
Salaries and general operating expenses ........       99.9        110.6        103.6       114.3        428.4
Provision for credit losses ....................       27.0         29.0         35.8        21.9        113.7
Depreciation on operating
   lease equipment .............................       32.1         33.9         42.3        38.5        146.8
Minority interest in subsidiary
   trust holding solely debentures
   of the Company ..............................        1.9          4.8          4.8         4.8         16.3
Provision for income taxes .....................       40.7         53.7         43.1        40.5        178.0
Net income .....................................      $70.1        $93.7        $75.3       $71.0       $310.1
Net income per diluted share ...................      $0.44        $0.59        $0.48       $0.44       $ 1.95

                                                                               1996
                                                    ----------------------------------------------------------
                                                      First       Second       Third       Fourth
                                                     Quarter      Quarter     Quarter      Quarter      Year
                                                    ---------    --------    --------     --------     -------
                                                            Dollars in Millions (except per share data)
Net finance income .............................     $195.4       $197.3       $201.4      $203.8       $797.9
Fees and other income ..........................       52.7         73.2         50.9        67.3        244.1
Salaries and general operating expenses ........       95.9         97.6         97.9       101.7        393.1
Provision for credit losses ....................       27.8         26.6         24.2        32.8        111.4
Depreciation on operating lease equipment ......       27.5         28.8         28.0        37.4        121.7
Provision for income taxes .....................       37.1         45.1         37.1        36.4        155.7
Net income .....................................     $ 59.8       $ 72.4       $ 65.1      $ 62.8       $260.1
Net income per diluted share ...................     $ 0.38       $ 0.45       $ 0.41      $ 0.40       $ 1.64

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information called for by Item 10 is incorporated by reference from the information under the caption "Election of Directors" and "Election of Directors -- Executive Officers of the Company" in the Company's Proxy Statement for its 1998 annual meeting of shareholders.

Item 11. Executive Compensation.

      The information called for by Item 11 is incorporated by reference from the information under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement for its 1998 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information called for by Item 12 is incorporated by reference from the information under the caption "Principal Shareholders" in the Company's Proxy Statement for its 1998 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions.

      The information called for by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1998 annual meeting of shareholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

     (a) The following documents are filed with the Securities and Exchange Commission as part of this report:

          1. The financial statements of The CIT Group, Inc. and Subsidiaries as set forth on pages 34-60.

          2. All schedules are omitted because they are not applicable or because the required information appears in the consolidated financial statements or the notes thereto.

          3. The following is an index of the Exhibits required by Item 601 of Regulation S-K filed with the Securities and Exchange Commission as part of this report:

             3.1 Amended and Restated Certificate of Incorporation of The CIT Group, Inc., dated November 12, 1997 (incorporated by reference to Exhibit 3.1 to Form 8-A filed by the Company on October 29, 1997).

             3.2 By-Laws of The CIT Group, Inc., dated November 12, 1997 (incorporated by reference to Exhibit 3.2 to Form 8-A filed by the Company on October 29, 1997).

             4.1 Form of certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 to Form 8-A filed by the Company on October 29, 1998).

             4.2 Upon the request of the Securities and Exchange Commission, the Company will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.

             10.1 Regulatory Compliance Agreement, dated November 18, 1997 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Form S-2 filed by the Company on November 12, 1997).

             10.2 Registration Rights Agreement, dated November 18, 1997 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Form S-2 filed by the Company on November 12, 1997).

             10.3 Employment Agreement of Albert R. Gamper, Jr., dated April 1, 1997, comparable to the agreement for Joseph A. Pollicino (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form S-2 filed by the Company on November 12, 1997).

             10.4 Employment Agreement of Joseph M. Leone, dated December 6, 1996, comparable to the agreements for William M. O'Grady and Ernest D. Stein (incorporated by reference to Exhibit
                    10.7 to Amendment No. 2 to Form S-2 filed by the Company on November 12, 1997).

             10.5   The CIT Group  Bonus  Plan  (incorporated  by  reference  to
                    Exhibit 10 (d) to Form 10-K filed by the Company for the fiscal year ended December 31, 1992).

             10.6 The CIT Group Holdings, Inc. Career Incentive Plan (incorporated by reference to Exhibit 10(e) to Form 10-K filed by the Company for the fiscal year ended December 31,
                    1992).

             10.7 The CIT Group Holdings, Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10(f) to Form 10-K filed by the Company for the fiscal year ended December 31,
                    1992).

             10.8 The CIT Group Holdings, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10(g) to Form 10-K filed by the Company for the fiscal year ended December 31,
                    1992).

             10.9 The CIT Group Holdings, Inc. Executive Retirement Plan and New Executive Retirement Plan, each effective as of January 1, 1995 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Form S-2 filed by the Company on November 12, 1997).

             10.10 The CIT Group, Inc. Long-Term Equity Compensation Plan, dated November 1, 1997 (incorporated by reference to Exhibit
                    10.13 to Amendment No. 2 to Form S-2 filed by the Company on November 12, 1997).

             12     Computation of Ratios of Earnings to Fixed Charges.

             21     Subsidiaries of the Registrant.

             23     Consent of KPMG Peat Marwick LLP.

             24     Powers of Attorney

             27     Financial Data Schedule (filed electronically)

     (b) A Current Report on Form 8-K, dated October 14, 1997 was filed with the Commission reporting the Corporation's announcement of results for the quarter ended September 30, 1997.

         A Current Report on Form 8-K, dated November 12, 1997, was filed with the Commission reporting the Corporation's announcement of its initial public offering of its Class A Common Stock and setting forth the "Business" and "Risk Management" sections from the Prospectus.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE CIT GROUP, INC.

                                         By:  /S/ DONALD J. RAPSON
                                            --------------------------------
                                                    Donald J. Rapson
                                                 Senior Vice President,
                                                Assistant General Counsel
                                                 and Assistant Secretary

March 17, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature and Title                                             Date
     -------------------                                             ----

    ALBERT R. GAMPER, JR.*
-------------------------------
  President, Chief Executive
    Officer and Director
(principal executive officer)

      HISAO KOBAYASHI*
-------------------------------
          Director

       DANIEL P. AMOS*
-------------------------------
          Director

        YOSHIRO AOKI*
-------------------------------
          Director

      TAKASUKE KANEKO*             *By: /s/ DONALD J. RAPSON      March 17, 1998
-------------------------------         --------------------
          Director                        Donald J. Rapson
                                         Attorney-In-Fact
    JOSEPH A. POLLICINO*
-------------------------------
          Director

        PAUL N. ROTH*
-------------------------------
          Director

       PETER J. TOBIN*
-------------------------------
          Director

       TOHRU TONOIKE*
-------------------------------
          Director

        KEIJI TORII*
-------------------------------
          Director

     /S/ JOSEPH M. LEONE                                         March 17, 1998
-------------------------------
       Joseph M. Leone
 Executive Vice President and
   Chief Financial Officer
(principal accounting officer)

     Original powers of attorney authorizing Albert R. Gamper, Jr., Ernest D. Stein, and Donald J. Rapson and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.