Form 10-Q
period 1998-03-31
CIT GROUP INC
filed 1998-05-05
CIK 20388

================================================================================

                              UNITED STATES STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

            (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                             Commission File Number
                                     1-1861

                               THE CIT GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               13-2994534
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

 1211 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK                  10036
    (Address of principal executive offices)                    (Zip Code)

                                 (212) 536-1390
              (Registrant's telephone number, including area code)

________________________________________________________________________________
      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes __X__         No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998: Class A common stock - 37,167,810 shares; Class B common stock - 126,000,000 shares.

================================================================================

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

      TABLE OF CONTENTS                                                   PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION

  Item 1. Condensed Financial Statements
          Consolidated Balance Sheets - March 31, 1998 and
            December 31, 1997.                                              2
          Consolidated Income Statements for the three
            month periods ended March 31, 1998 and 1997.                    3
          Consolidated Statements of Changes in Stockholders' Equity for
            the three month periods ended March 31, 1998 and 1997.          4
          Consolidated Statements of Cash Flows for the three
            month periods ended March 31, 1998 and 1997.                    5
          Notes to Condensed Consolidated Financial Statements.           6-7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          8-21

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                 22

                          PART I. FINANCIAL INFORMATION

      Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1997 Annual Report on Form 10-K for The CIT Group, Inc. (the "Company"). The discussion of the adoption of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of January 1, 1998 is included in Item
1. Financial Statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)

                                            March 31,              December 31,
                                              1998                     1997
                                              ----                     ----
                                          (unaudited)
Assets
Financing and leasing assets
Loans
  Commercial                                $10,264.9               $ 9,922.5
  Consumer                                    3,733.1                 3,664.8
Commercial lease receivables                  4,102.1                 4,132.4
                                            ---------               ---------
  Finance receivables                        18,100.1                17,719.7
Reserve for credit losses                      (240.2)                (235.6)
                                            ---------               ---------
  Net finance receivables                    17,859.9                17,484.1
Operating lease equipment, net                2,054.2                 1,905.6
Consumer finance receivables
  held for sale                                 846.2                   268.2
Cash and cash equivalents                       242.2                   140.4
Other assets                                    713.0                   665.8
                                            ---------               ---------
  Total assets                              $21,715.5               $20,464.1
                                            =========               =========
Liabilities and Stockholders' Equity
Debt
Commercial paper                            $ 5,835.5               $ 5,559.6
Variable rate senior notes                    3,100.0                 2,861.5
Fixed rate senior notes                       7,151.7                 6,593.8
Subordinated fixed rate notes                   300.0                   300.0
                                            ---------               ---------
  Total debt                                 16,387.2                15,314.9
Credit balances of factoring clients          1,243.4                 1,202.6
Accrued liabilities and payables                720.4                   660.1
Deferred federal income taxes                   614.8                   603.6
                                            ---------               ---------
  Total liabilities                          18,965.8                17,781.2
Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely debentures of the Company       250.0                   250.0

Stockholders' equity
Class A common stock, par value $0.01 per
 share,  700,000,000  shares authorized
 and  37,167,810  and  37,173,527 issued
 and  outstanding  at March 31, 1998 and
 December 31, 1997, respectively                  0.4                     0.4
Class B common stock, par value $0.01 per
 shares, 510,000,000 shares authorized and
 126,000,000 issued and outstanding               1.3                     1.3
Paid-in capital                                 949.7                   948.3
Retained earnings                             1,548.3                 1,482.9
                                            ---------               ---------
  Total stockholders' equity                  2,499.7                 2,432.9
                                            ---------               ---------
  Total liabilities and stockholders'
  equity                                    $21,715.5               $20,464.1
                                            =========               =========
See accompanying notes to condensed consolifinancial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                 (Amounts in Millions, except per share amounts)

                                                    Three Months Ended
                                                         March 31,
                                              ------------------------------
                                               1998                    1997
                                               ----                    ----
                                                        (unaudited)
Finance income                                $472.6                  $437.1
Interest expense                               244.6                   223.1
                                              ------                  ------

  Net finance income                           228.0                   214.0

Fees and other income                           66.4                    57.7
                                              ------                  ------
  Operating revenue                            294.4                   271.7
                                              ------                  ------

Salaries and general operating expenses        101.7                    99.9
Provision for credit losses                     22.5                    27.0
Depreciation on operating lease equipment       38.3                    32.1
Minority interest in subsidiary trust
 holding solely debentures of the Company        4.8                     1.9
                                              ------                  ------
  Operating expenses                           167.3                   160.9
                                              ------                  ------
Income before provision for income taxes       127.1                   110.8

Provision for income taxes                      45.4                    40.7
                                              ------                  ------

  Net income                                  $ 81.7                  $ 70.1
                                              ======                  ======

Net income per basic share                    $ 0.50                   $0.45

Net income per diluted share                  $ 0.50                   $0.44

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Amounts in Millions)

                                                  Three Months Ended
                                                      March 31,
                                                -----------------------
                                                 1998            1997
                                                 ----            ----
                                                             (unaudited)

Balance, January 1                             $2,432.9        $2,075.4
Net income                                         81.7            70.1
Dividends declared                                (16.3)          (21.0)
Other                                               1.4             8.5
                                               --------        --------
Balance, March 31                              $2,499.7        $2,133.0
                                               ========        ========

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                              (unaudited)
CASH FLOWS FROM OPERATIONS
Net income                                              $   81.7      $   70.1
Adjustments to reconcile net income to net
 cash flows from operations:
 Provision for credit losses                                22.5          27.0
 Depreciation and amortization                              44.3          37.3
 Provision (benefit) for deferred federal
   income taxes                                             11.2          (2.1)
 Gains on asset and receivable sales                       (21.3)        (20.0)
 Increase in accrued liabilities and payables               44.1           3.3
 Increase in other assets                                  (59.7)        (24.4)
 Other                                                       6.6          (0.5)
                                                        --------      --------
  Net cash flows provided by operations                    129.4          90.7
                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                          (8,578.5)     (7,300.7)
Collections on loans                                     7,847.3       7,052.2
Purchases of assets to be leased                          (228.3)       (133.5)
Net increase in short-term factoring receivables          (161.7)       (149.2)
Proceeds from asset and receivable sales                    71.3          67.3
Proceeds from sales of assets received in
 satisfaction of loans                                      11.6           6.6
Purchases of investment securities                          (2.3)         (9.2)
Other                                                       (6.9)         (5.0)
                                                        --------      --------
  Net cash flows used for investing activities          (1,047.5)       (471.5)
                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable and
 fixed rate notes                                        1,557.9         999.0
Repayments of variable and fixed rate notes               (761.5)     (1,036.3)
Net increase in commercial paper                           275.9         316.1
Repayments of nonrecourse leveraged lease debt             (52.4)        (53.2)
Proceeds from the issuance of company-obligated
 mandatorily redeemable preferred
 securities of subsidiary trust holding
 solely debentures of the Company                         --             250.0
Cash dividends paid                                       --             (21.0)
                                                        --------      --------
  Net cash flows provided by financing activities        1,019.9         454.6
                                                        --------      --------
Net increase in cash and cash equivalents                  101.8          73.8
Cash and cash equivalents, beginning of period             140.4         103.1
                                                        --------      --------
Cash and cash equivalents, end of period                $  242.2      $  176.9
                                                        ========      ========

Supplemental disclosures
Interest paid                                           $  192.0      $  208.8
Federal and state and local taxes paid                  $    4.6      $    2.0
Noncash transfers of finance receivables to
 assets received in satisfaction of loans               $   10.2      $    7.3
Noncash transfers of assets received in
 satisfaction of loans to finance receivables           $    --       $    4.6

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

The Company considers that all adjustments (all of which are normal recurring accruals) necessary for a fair statement of financial position and results of operations for these periods have been made; however, results for interim periods are subject to year-end audit adjustments. Results for such interim periods are not necessarily indicative of results for a full year.

Note2--Earnings  Per Share

The reconciliation of the numerator and denominator of basic earnings per share ("EPS") with that of diluted EPS is presented below.


                                                    For the Three Months Ended March 31,
                          ---------------------------------------------------------------------------------------
                                             1998                                          1997
                          -----------------------------------------    ------------------------------------------
                             Income         Shares        Per Share       Income         Shares         Per Share
                          (Numerator)   (Denominator)      Amount      (Numerator)   (Denominator)      Amount
                          -----------   -------------      --------    -----------   -------------      ---------
                                                            Dollars in Millions
                                                         (except per share amounts)

Basic EPS:
Income available to
 common shareholders          $81.7       162,225,000        $0.50         $70.1      157,500,000        $0.45
                                                             =====                                       =====
Effect of Dilutive
 Securities:
  Restricted shares             --            947,098                        --           948,527
  Stock options                 --            326,286                        --                --
                              -----       -----------                      -----      -----------
Diluted EPS                   $81.7       163,498,384        $0.50         $70.1      158,448,527        $0.44
                              =====       ===========        =====         =====      ===========        =====


Note 3 - Recent Accounting Pronouncements

In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement does not change the reporting of net income. However, it requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a separate financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and paid-in-capital in the equity section of a statement of financial position. The Company adopted this statement on January 1, 1998, but does not have significant comprehensive income components to report at March 31, 1998.

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits". SFAS No. 132 revises employer's disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. The Statement standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this standard in its 1998 year-end financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income for the first quarter of 1998 totaled $81.7 million, an increase of $11.6 million (16.5%) from $70.1 million in the comparable 1997 period. The improvement resulted from growth in revenues from a higher level of financing and leasing assets, improvements in operating efficiency, and lower net credit losses. Return on average earning assets ("AEA") for the quarter ended March 31, 1998 increased to 1.71% compared with 1.60% for the same period of 1997. Return on equity for the first quarter of 1998 was 13.2% compared with 13.3% for 1997 due to the additional capital raised in connection with the Company's recent initial public offering.

Financing and leasing assets totaled a record $21.1 billion at March 31, 1998, an increase of 5.5% over $20.0 billion at December 31, 1997. Managed assets, comprised of financing and leasing assets and consumer finance receivables previously securitized and currently managed by the Company, increased 4.3% to a record $23.3 billion at March 31, 1998, from $22.3 billion at December 31, 1997.

NET FINANCE INCOME

A comparison of 1998 and 1997 net finance income is set forth below.

                                           Three Months Ended
                           ----------------------------------------------------
                                     March 31,                   Increase
                           --------------------------      --------------------
                              1998            1997           Amount     Percent
                              ----            ----           ------     -------
                                        (Dollar Amounts in Millions)
Finance income             $   472.6       $    437.1      $   35.5       8.1%
Interest expense               244.6            223.1          21.5       9.6%
                           ---------       ----------      --------       ---
Net finance income         $   228.0       $    214.0      $   14.0       6.5%
                           =========       ==========      ========       ---
AEA                        $19,083.3       $ 17,590.1      $1,493.2       8.5%
                           =========       ==========      ========       ===
Net finance income
 as a % of AEA                 4.78%            4.87%
                               ====             ====

Finance income for the three months ended March 31, 1998 increased $35.5 million or 8.1% to $472.6 million from $437.1 million in the comparable 1997 period. As a percentage of AEA, finance income (excluding interest income relating to short-term interest-bearing deposits) was 9.76% for the first quarter of 1998 and 9.87% for the comparable period of 1997.

Commercial segment finance income as a percentage of commercial AEA was 9.84% for the three months ended March 31, 1998 compared with 9.93% for the comparable period during 1997. The decline in the commercial segment finance income as a percentage of commercial AEA reflects higher account termination payments during 1997 and an increased level of municipal equipment leasing activity in 1998, which has a lower yield but a lower effective tax rate. Consumer segment finance income as a percentage of consumer AEA was 9.42% for the three months ended March 31, 1998 compared with 9.52% for the comparable period during 1997. The decline in the consumer segment finance income as a percentage of consumer AEA for the three months ended March 31, 1998 reflects the sale of certain higher yielding high loan-to-value loans during the second quarter of 1997.

Interest expense for the three months ended March 31, 1998 increased $21.5 million or 9.6% to $244.6 million from $223.1 million in the comparable 1997 period. As a percentage of AEA, interest expense (excluding interest expense relating to short-term interest-bearing deposits) for the three months ended March 31, 1998 decreased to 4.98% from 5.00% for the comparable period of 1997.

A comparative analysis of the weighted average principal outstanding and interest rates paid on the Company's debt for the three month periods ended March 31, 1998 and 1997, before and after giving effect to interest rate swaps, is shown in the following tables.


                                                                 Three Months Ended March 31, 1998
                                                     ----------------------------------------------------------
                                                          Before Swaps                        After Swaps
                                                     ---------------------              -----------------------
                                                                   (Dollar Amounts in Millions)
Commercial paper and variable rate senior
 notes                                               $  8,520.7      5.66%              $  6,052.4        5.61%
Fixed rate senior and subordinated notes                7,056.5      6.41%                 9,524.8        6.48%
                                                     ----------                         ----------
Composite                                            $ 15,577.2      6.00%              $ 15,577.2        6.14%
                                                     ==========                         ==========


                                                                Three Months Ended March 31, 1997
                                                     ----------------------------------------------------------
                                                          Before Swaps                        After Swaps
                                                     ---------------------              -----------------------
                                                                   (Dollar Amounts in Millions)
Commercial paper and variable rate senior
 notes                                               $  9,776.2      5.46%              $  6,258.9        5.38%
Fixed rate senior and subordinated notes                4,914.4      6.55%                 8,431.7        6.50%
                                                     ----------                         ----------
Composite                                            $ 14,690.6      5.82%              $ 14,690.6        6.02%
                                                     ==========                         ==========


The Company's interest rate swaps principally convert floating rate debt to fixed rate debt. The Company does not enter into derivative financial instruments for trading or speculative purposes. The weighted average composite rate increased from 6.00% to 6.14% in 1998 and from 5.82% to 6.02% in 1997, primarily because a larger proportion of the Company's debt, after giving effect to interest rate swaps, was subject to a fixed rate. However, the weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred had the Company chosen to manage interest rate risk without the use of such swaps.

FEES AND OTHER INCOME

For the three months ended March 31, 1998, fees and other income totaled $66.4 million, an increase of $8.7 million over the comparable 1997 period. The following table sets forth the components of fees and other income.

                                                   Three Months Ended March 31,
                                                --------------------------------
                                                 1998                      1997
                                                 ----                      ----
Dollars in Millions

Factoring commissions                           $23.0                      $21.2
Fees and other                                   22.1                       17.0
Gains on sales of leasing equipment              14.8                       11.4
Gains on sales of venture capital
 investments                                      6.5                        7.7
Gains on securitizations and sales of
 finance receivables                               --                        0.4
                                                -----                      -----
                                                $66.4                      $57.7
                                                =====                      =====

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and general operating expenses increased $1.8 million or 1.8% to $101.7 million in the first quarter of 1998 from $99.9 million in the comparable 1997 period as management continued to control expenses and improve productivity. Salaries and employee benefits rose $1.7 million, or 2.8%, while general operating expenses were unchanged.

Management monitors productivity via the analysis of the efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA"), which is comprised of average earning assets plus the average of consumer finance receivables previously securitized and currently managed by the Company. The improvement in the ratios in the following table reflects the ability of the Company to leverage its existing infrastructure and the success of continuing productivity initiatives.

                                           Three Months Ended March 31,
                                      ---------------------------------------
                                           1998                     1997
                                      ----------------          -------------
Dollars in Millions
Efficiency ratio                           40.5%                   42.0%
Salaries and general operating
 expenses as a percentage of AMA           1.90%                   2.10%

PROVISION AND RESERVE FOR CREDIT LOSSES/CREDIT QUALITY

The provision for credit losses for the first quarter of 1998 was $22.5 million, down $4.5 million from $27.0 million for the first quarter of 1997. The decrease was primarily the result of lower net commercial credit losses due to higher 1998 recoveries, partially offset by higher consumer net credit losses. Comparative net credit loss experience is provided in the following table.


                                                              Three Months Ended March 31,
                                     -------------------------------------------------------------------------------
                                                     1998                                     1997
                                     --------------------------------------  ---------------------------------------
                                       Total    Commercial     Consumer        Total     Commercial     Consumer
                                       -----    ----------     --------        -----     ----------     --------

Dollars in Millions
Net credit losses                      $20.0       $9.3          $10.7         $25.7       $17.1          $8.6
Net credit losses as a
 percentage of average finance
 receivables,  excluding
 consumer finance receivables
 held for sale (annualized)            0.45%       0.27%         1.17%         0.60%       0.51%          0.97%


As a percentage of average consumer managed finance receivables, consumer net credit losses were 0.90% during the first quarter of 1998 compared with 0.94% in 1997.

The consolidated reserve for credit losses increased to $240.2 million (1.33% of finance receivables) at March 31, 1998 from $235.6 million (1.33% of finance receivables) at

December 31, 1997. The ratio of the consolidated reserve for credit losses to trailing twelve-month net credit losses improved to 2.5 times at March 31, 1998 from 2.3 times at December 31, 1997.

Past Due And Nonperforming Assets

The following table sets forth certain information concerning past due and nonperforming assets (and the related percentages of finance receivables) at March 31, 1998 and December 31, 1997.

                                  At March 31, 1998       At December 31, 1997
                               ----------------------    -----------------------
Dollars in Millions
Finance receivables,
 past due 60 days
 or more
  Commercial                     $182.1         1.27%     $168.9         1.20%
  Consumer                        122.3         3.28%      127.7         3.48%
                                 ------         ----      ------         ----
    Total                        $304.4         1.68%     $296.6         1.67%
                                 ======         ----      ======         ====
Nonperforming assets
  Commercial                     $137.9         0.96%     $105.5         0.75%
  Consumer                        107.4         2.88%      101.9         2.78%
                                 ------         ----      ------         ----
    Total                        $245.3         1.35%     $207.4         1.17%
                                 ======         ====      ======         ====

Nonperforming assets reflect both commercial and consumer finance receivables on nonaccrual status and assets received in satisfaction of loans.

OPERATING LEASE EQUIPMENT

The operating lease equipment portfolio was $2.1 billion at March 31, 1998, up 7.8% from December 31, 1997 and up 36.8% from March 31, 1997. Depreciation on operating lease equipment for the first quarter of 1998 was $38.3 million up from $32.1 million for the same period in 1997.

From time to time, financial or operational difficulties may adversely affect future payments to the Company relating to operating lease equipment. At March 31, 1998, operators of certain aircraft assets and operations at an oil refinery were subject to such difficulties. The approximate aggregate carrying value of these assets was $56.3 million. The Company does not believe these difficulties will have a material effect on its consolidated financial position or results of operations.

INCOME TAXES

The effective income tax rates for the 1998 and 1997 first quarters were 35.7% and 36.7%, respectively. The decrease in the effective tax rate for the three months ended March 31, 1998 is a result of lower state and local income taxes.

FINANCING AND LEASING ASSETS

Managed assets grew $950.5 million (4.3%) to $23.3 billion. Financing and leasing assets increased $1.1 billion, or 5.5%, to $21.1 billion, as presented in the following table.

                                              At De-            Change
                              At March 31,  cember 31,   --------------------
                                 1998          1997       Amount        Percent
                                 ----          ----       ------        -------
                                       (Dollar Amounts in Millions)
Commercial
Equipment Financing and
  Leasing
  Finance receivables
  Capital Finance             $ 2,293.0      $ 2,400.7      $ (107.7)     (4.5)%
  Equipment Financing           7,559.6        7,403.4         156.2       2.1
                              ---------      ---------      --------      ----
                                9,852.6        9,804.1          48.5       0.5
                              ---------      ---------      --------      ----
Operating lease
  equipment, net
  Capital Finance               1,450.3        1,281.8         168.5      13.1
  Equipment Financing             603.9          623.8         (19.9)     (3.2)
                              ---------      ---------      --------      ----
                                2,054.2        1,905.6         148.6       7.8
                              ---------      ---------      --------      ----
Total Equipment Financing
  and Leasing                  11,906.8       11,709.7         197.1       1.7
                              ---------      ---------      --------      ----
Factoring
  Commercial Services           2,312.4        2,113.1         199.3       9.4
                              ---------      ---------      --------      ----
Commercial Finance
  Business Credit               1,298.2        1,247.9          50.3       4.0
  Credit Finance                  903.8          889.8          14.0       1.6
                              ---------      ---------      --------      ----
Total Commercial Finance        2,202.0        2,137.7          64.3       3.0
                              ---------      ---------      --------      ----
Other
  Equity Investments               63.3           65.8          (2.5)     (3.8)
                              ---------      ---------      --------      ----
  Total commercial             16,484.5       16,026.3         458.2       2.9
                              ---------      ---------      --------      ----
Consumer
Consumer Finance                2,284.9        1,992.3         292.6      14.7
Sales Financing                 2,294.4        1,940.7         353.7      18.2
                              ---------      ---------      --------      ----
  Total consumer                4,579.3        3,933.0         646.3      16.4
                              ---------      ---------      --------      ----
  Total financing and
     leasing assets            21,063.8       19,959.3       1,104.5       5.5
                              ---------      ---------      --------      ----
Consumer finance receivables
 previously securitized and
 currently managed by
 the Company
Consumer Finance                  419.6          453.8         (34.2)     (7.5)
Sales Financing                 1,812.0        1,931.8        (119.8)     (6.2)
                              ---------      ---------      --------      ----
                                2,231.6        2,385.6        (154.0)     (6.5)
                              ---------      ---------      --------      ----
Total managed assets          $23,295.4      $22,344.9      $  950.5       4.3%
                              =========      =========      ========       ===

Total commercial financing and leasing assets increased 2.9% from December 31, 1997 as a result of a rise in factoring receivables and growth in the operating lease portfolio. Growth in factoring receivables was favorably impacted by higher seasonal sales and client borrowings, as well as strong new business signings. Growth in the operating lease portfolio occurred primarily in commercial aircraft and railcars. These increases were partially offset by the continued high level of paydowns in the commercial financing sector and the continued liquidation of the oceangoing maritime and power generation project portfolios. Consumer managed assets increased to $6.8 billion at March 31, 1998 from $6.3 billion at December 31, 1997, up 7.8%. The consumer increase was the result of strong originations, particularly in recreational boat and recreation vehicle products.

Financing and Leasing Assets Composition

The Company's ten largest financing and leasing asset accounts at March 31, 1998 in the aggregate represented 4.3% of the Company's total financing and leasing assets. All ten of such accounts are commercial accounts and are secured by equipment, accounts receivable or inventory.

Geographic Composition

The following table presents financing and leasing assets by customer location.

                                       At March 31,1998                At December 31, 1997
                                -------------------------------   -----------------------------
                                    Amount        Percent              Amount         Percent
                                    ------        -------              ------         -------
Dollars in Millions
United States
  West                           $  4,925.7        23.4%            $ 4,642.1        23.3%
  Northeast                         4,822.1        22.9               4,501.9        22.6
  Midwest                           4,472.8        21.2               4,290.0        21.5
  Southeast                         2,978.9        14.1               2,802.9        14.0
  Southwest                         2,475.1        11.8               2,360.7        11.8
Foreign (principally
  commercial aircraft)              1,389.2         6.6               1,361.7         6.8
                                 ----------       -----             ---------       -----
  Total                          $ 21,063.8       100.0%            $19,959.3       100.0%
                                 ==========       =====             =========       =====

The Company's managed asset geographic diversity does not differ significantly from its owned asset geographic diversity.

The Company's financing and leasing asset portfolio is diversified by state. At March 31, 1998, with the exception of California (12.3%), New York (8.3%), and Texas (7.7%), no state represented more than 5.0% of financing and leasing assets.

Industry Composition

The following table presents financing and leasing assets by major industry class.

                                                  At March 31, 1998        At December 31, 1997
                                              -----------------------     -----------------------
                                               Amount         Percent      Amount        Percent
                                               ------         -------      ------        -------
Dollars in Millions
Manufacturing(1)(none greater than 4.5%)     $ 4,538.3        21.5%        $ 4,440.4       22.2%
Home mortgage(2)                               2,284.9        10.8           1,992.3       10.0
Commercial airlines(3)                         2,153.1        10.2           2,077.6       10.4
Retail                                         1,922.6         9.1           1,807.5        9.1
Construction equipment                         1,850.9         8.8           1,791.4        9.0
Transportation(4)                              1,390.0         6.6           1,283.7        6.4
Manufactured housing(5)                        1,158.1         5.5           1,125.7        5.6
Other (none greater than 3.4%)(6)              5,765.9        27.5           5,440.7       27.3
                                             ---------       -----         ---------      -----
Total                                        $21,063.8       100.0%        $19,959.3      100.0%
                                             =========       =====         =========      =====

(1) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products and other industries.

(2) On a managed asset basis, home mortgage outstandings were $2.7 billion or 11.6% of managed assets at March 31, 1998 as compared with $2.4 billion or 10.9% at December 31, 1997.

(3) See "--Concentrations" below for a discussion of the commercial airline portfolio.

(4) Includes rail, bus, and over-the-road trucking industries and business aircraft.

(5) On a managed asset basis, manufactured housing outstandings were $1.5 billion or 6.4% of managed assets at March 31, 1998 as compared to $1.5 billion or 6.5% at December 31, 1997.

(6) On a managed asset basis, recreation vehicle outstandings were $1.7 billion or 7.1% of managed assets at March 31, 1998 as compared to $1.6 billion or 7.2% at December 31, 1997. On a managed asset basis, recreational boat outstandings were $799.8 million or 3.4% of managed assets at March 31, 1998 as compared to $682.5 million or 3.1% of managed assets at December 31, 1997.

Concentrations

Commercial Airline Industry

Commercial airline financing and leasing assets totaled $2.2 billion or 10.2% of total financing and leasing assets at March 31, 1998, up slightly from the December 31, 1997 balance of $2.1 billion.

The portfolio is secured by commercial aircraft and related equipment. Given current improved industry performance, the Company has determined to grow this portfolio, but will continue to monitor the size of the portfolio relative to the Company's total financing and leasing assets.

The following table presents information about the commercial airline industry portfolio. See also "Operating Lease Equipment".

                                              At March 31,       At December 31,
                                                1998                 1997
                                                ----                 ----
                                               (Dollar Amounts in Millions)
Finance Receivables
  Amount outstanding(1)                        $1,213.2            $1,254.9
  Number of obligors                                 51                  54

Operating Lease Equipment, net

  Net carrying value                              939.9               822.7
  Number of obligors                                 32                  33

Total                                           2,153.1             2,077.6
Number of obligors(2)                                67                  67
Number of aircraft(3)                               218                 225

(1) Includes accrued rents on operating leases that are classified as finance receivables in the Company's Consolidated Balance Sheets.

(2) Certain obligors are obligors under both finance receivable and operating lease transactions.

(3) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules that phase out the use of Stage II aircraft in the United States through the year 2000. The International Civil Aviation Organization has issued similar requirements for Europe. At March 31, 1998, the portfolio consisted of Stage III aircraft of $2,019.9 million (93.8%) and Stage II aircraft of $102.1 million (4.8%), versus Stage III aircraft of $1,933.5 million (93.1%) and Stage II aircraft of $115.7 million (5.6%) at year-end 1997.

Foreign Outstandings

Financing and leasing assets to foreign obligors, primarily to the commercial airline industry, are all U.S. dollar denominated and totaled $1.4 billion at both March 31, 1998 and December 31, 1997. The foreign exposure was geographically dispersed, with no individual country representing more than 0.75% of financing and leasing assets.

LIQUIDITY

The Company manages liquidity risk by monitoring the relative maturities of assets and liabilities and by borrowing funds, primarily in the U. S. money and capital markets. Such cash is used to fund asset growth (including the bulk purchase of finance receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis. The primary sources of funding are commercial paper borrowings, medium-term notes, other term debt securities and asset-backed securitizations.

Commercial paper outstanding increased $275.9 million from $5.6 billion at December 31, 1997 to $5.8 billion. During the first quarter of 1998, the Company issued $0.9 billion of prime-based variable-rate term debt and $0.7 billion of fixed-rate debt, whereas repayments of term debt totaled $0.8 billion. At March 31, 1998, $4.9 billion of registered, but unissued, debt securities remained available under shelf registration statements.

At March 31, 1998, commercial paper borrowings were supported by $5.0 billion of committed revolving credit-line facilities. At March 31, 1998, such credit-line facilities represented 88% of operating commercial paper outstanding (commercial paper outstanding less interest-bearing deposits), as compared with 91% at December 31, 1997. No borrowings have been made under credit lines supporting commercial paper since 1970.

Periodically,   the  Company  accesses  the  public  and  private   asset-backed
securitization markets as an additional liquidity source. At March 31, 1998, $2.7 billion of registered, but unissued, securities relating to the Company's asset-backed securitization program remained available under shelf registration statements. The Company did not access the securitization markets during the first quarter of 1998.

CAPITALIZATION

The following table presents information regarding the Company's capital structure.

                                             March 31,              December 31,
                                               1998                     1997
                                             --------               -----------
                                                   (Dollars in Millions)

Commercial paper                           $  5,835.5               $  5,559.6
Term debt                                    10,551.7                  9,755.3
                                           ----------               ----------
Total debt                                   16,387.2                 15,314.9
Company-obligated mandatorily
  redeemable preferred
  securities of subsidiary
  trust holding solely
  debentures of the Company                     250.0                    250.0
Stockholders' equity                          2,499.7                  2,432.9
                                           ----------               ----------
Total capitalization                       $ 19,136.9               $ 17,997.8
                                           ==========               ==========
Total debt to stockholders'
  equity and Company-
  obligated mandatorily
  redeemable preferred
  securities of subsidiary
  trust holding solely
  debentures of the Company                      5.96x                    5.71x
Total debt and Company-obligated
  mandatorily redeemable
  preferred securities of
  subsidiary trust holding
  solely debentures of the
  Company to stockholders'
  equity                                         6.66x                    6.40x

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data.

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1998         1997
                                                            ----         ----

Finance income*                                              9.76%         9.87%
Interest expense*                                            4.98          5.00
                                                             ----          ----
  Net finance income                                         4.78          4.87
Fees and other income                                        1.39          1.31
                                                             ----          ----
  Operating revenue                                          6.17          6.18
                                                             ----          ----
Salaries and general operating expenses                      2.14          2.27
Provision for credit losses                                  0.47          0.61
Depreciation on operating lease equipment                    0.80          0.73
Minority interest in subsidiary trust holding solely
 debentures of the company                                   0.10          0.04
                                                             ----          ----
  Operating expenses                                         3.51          3.65
                                                             ----          ----
Income before provision for income taxes                     2.66          2.53
Provision for income taxes                                   0.95          0.93
                                                             ----          ----
  Net income                                                 1.71%         1.60%
                                                             ====          ====
Average earning assets (in millions)                    $19,083.3     $17,590.1
                                                        =========    ==========

*Excludes   interest  income  and  interest   expense   relating  to  short-term
interest-bearing deposits.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

         (b)  Exhibit 27 - Financial Data Schedule

         (c) A Form 8-K report dated January 15, 1998 was filed with the Commission reporting amendments to certain items of the Company's 1996 Form 10-K.

         (d) A Form 8-K report dated January 28, 1998 was filed with the Commission reporting the Company's announcement of financial results for the quarter and year ended December 31, 1997.

         (e) A Form 8-K report dated March 24, 1998 was filed with the Commission reporting the Company's declaration of a dividend for the quarter ended March 31, 1998 and the election of a new director.

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

DATE:  May 5, 1998