Form 10-Q
period 1998-06-30
CIT GROUP INC
filed 1998-08-17
CIK 20388

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

                  For the quarterly period ended JUNE 30, 1998
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                             Commission File Number
                                     1-1861

                                 --------------

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

             _______________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998: Class A common stock - 37,166,070 shares; Class B common stock - 126,000,000 shares.

================================================================================

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

          TABLE OF CONTENTS                                                 PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1. Condensed Financial Statements
          Consolidated Balance Sheets - June 30, 1998 and
            December 31, 1997.                                                 2
          Consolidated Income Statements for the three and six month
            periods ended June 30, 1998 and 1997.                              3
          Consolidated Statements of Changes in Stockholders' Equity for
            the six month periods ended June 30, 1998 and 1997.                4
          Consolidated Statements of Cash Flows for the six month
            periods ended June 30, 1998 and 1997.                              5
          Notes to Condensed Consolidated Financial Statements.              6-7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8-24

PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders                 25

  Item 6. Exhibits and Reports on Form 8-K                                    25

================================================================================
Statements contained in this Form 10-Q that are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, potential changes in interest rates, competitive factors, and general economic conditions.
================================================================================

                          PART I. FINANCIAL INFORMATION

      Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1997 Annual Report on Form 10-K and the March 31, 1998 quarterly report on Form 10-Q for The CIT Group, Inc. (the "Company").

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)

                                                        June 30,    December 31,
                                                          1998         1997
                                                       ----------   ------------
                                                       (unaudited)
Assets
Financing and leasing assets
Loans
  Commercial                                           $ 10,327.8    $  9,922.5
  Consumer                                                3,828.5       3,664.8
Commercial lease receivables                              4,249.1       4,132.4
                                                       ----------    ----------
  Finance receivables                                    18,405.4      17,719.7
Reserve for credit losses                                  (245.8)       (235.6)
                                                       ----------    ----------
  Net finance receivables                                18,159.6      17,484.1
Operating lease equipment, net                            2,147.0       1,905.6
Consumer finance receivables held for sale                  846.0         268.2
Cash and cash equivalents                                   169.4         140.4
Other assets                                                726.8         665.8
                                                       ----------    ----------
 Total assets                                          $ 22,048.8    $ 20,464.1
                                                       ==========    ==========

Liabilities and Stockholders' Equity
Debt
Commercial paper                                       $  6,197.0    $  5,559.6
Variable rate senior notes                                3,050.0       2,861.5
Fixed rate senior notes                                   7,253.3       6,593.8
Subordinated fixed rate notes                               200.0         300.0
                                                       ----------    ----------
  Total debt                                             16,700.3      15,314.9
Credit balances of factoring clients                      1,193.9       1,202.6
Accrued liabilities and payables                            677.9         660.1
Deferred federal income taxes                               642.0         603.6
                                                       ----------    ----------
  Total liabilities                                      19,214.1      17,781.2
Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely debentures of the Company                   250.0         250.0

Stockholders' equity
Class A common stock, par value $0.01 per
 share, 700,000,000    shares authorized
 and 37,166,070 and 37,173,527 issued
 and outstanding at June 30, 1998
 and December 31, 1997, respectively                          0.4           0.4
Class B common stock, par value $0.01 per
 share, 510,000,000 shares authorized
 and 126,000,000 issued and outstanding                       1.3           1.3
Paid-in capital                                             951.0         948.3
Retained earnings                                         1,632.0       1,482.9
                                                       ----------    ----------
  Total stockholders' equity                              2,584.7       2,432.9
                                                       ----------    ----------
  Total liabilities and stockholders' equity           $ 22,048.8    $ 20,464.1
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
               (Dollars in Millions, except Net Income per Share)

                                                         For the Three Months             For the Six Months
                                                            Ended June 30,                   Ended June 30,
                                                    ----------------------------       ------------------------
                                                        1998              1997           1998              1997
                                                        ----              ----           ----              ----
Finance income                                       $   498.2         $   451.9       $   970.8         $ 889.0
Interest expense                                         257.8             233.6           502.4           456.7
                                                     ---------         ---------       ---------         -------
  Net finance income                                     240.4             218.3           468.4           432.3

Fees and other income                                     60.7              49.4           127.1           107.1
Gain on sale of equity interest acquired in
 loan workout                                              --               58.0             --             58.0
                                                     ---------         ---------       ---------         -------
  Operating revenue                                      301.1             325.7           595.5           597.4
                                                     ---------         ---------       ---------         -------
Salaries and general operating expenses                  104.0             110.6           205.7           210.5
Provision for credit losses                               21.9              29.0            44.4            56.0
Depreciation on operating lease equipment                 40.4              33.9            78.7            66.0
Minority interest in subsidiary trust holding
 solely debentures of the Company                          4.8               4.8             9.6             6.7
                                                     ---------         ---------       ---------         -------
  Operating expenses                                     171.1             178.3           338.4           339.2
                                                     ---------         ---------       ---------         -------
Income before provision for income taxes                 130.0             147.4           257.1           258.2
Provision for income taxes                                46.3              53.7            91.7            94.4
                                                     ---------         ---------       ---------         -------
Net income                                           $    83.7         $    93.7       $   165.4         $ 163.8
                                                     =========         =========       =========         =======
Basic net income per share                             $  0.52             $0.59           $1.02           $1.04
Diluted net income per share                           $  0.51             $0.59           $1.01           $1.03

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Amounts in Millions)

                                                          Six Months Ended
                                                               June 30,
                                                         -------------------
                                                         1998           1997
                                                         ----           ----
                                                             (unaudited)
Balance, January 1                                     $2,432.9      $2,075.4
Net income                                                165.4         163.8
Dividends declared                                        (16.3)        (48.6)
Other                                                       2.7           --
                                                       --------      --------
Balance, June 30                                       $2,584.7      $2,190.6
                                                       ========      ========

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)

                                                          Six Months Ended
                                                              June 30,
                                                         -------------------
                                                         1998           1997
                                                         ----           ----
CASH FLOWS FROM OPERATIONS                                   (unaudited)
Net income                                         $     165.4      $     163.8
Adjustments to reconcile net income to
 net cash flows from operations:
 Provision for credit losses                              44.4             56.0
 Depreciation and amortization                            91.4             76.8
 Provision (benefit) for deferred federal
  income taxes                                            38.4             (2.5)
 Gains on asset and receivable sales                     (37.5)           (86.5)
 Increase in accrued liabilities and payables             17.8              9.3
 Increase in other assets                                (46.3)           (50.5)
 Other                                                     7.8              4.7
                                                     ---------        ---------
  Net cash flows provided by operations                  281.4            171.1
                                                     ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                       (17,485.8)       (15,977.6)
Collections on loans                                  15,986.1         15,165.4
Purchases of assets to be leased                        (362.5)          (275.6)
Net increase in short-term factoring receivables        (190.0)          (137.8)
Proceeds from asset and receivable sales                 518.2            377.5
Proceeds from sales of assets received in
 satisfaction of loans                                    23.6             13.6
Purchases of investment securities                       (16.1)           (11.6)
Other                                                    (18.9)           (11.7)
                                                     ---------        ---------
  Net cash flows used for investing activities        (1,545.4)          (857.8)
                                                     ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable and
 fixed rate notes                                      2,858.4          1,949.3
Repayments of variable and fixed rate notes           (2,110.4)        (1,806.0)
Net increase in commercial paper                         637.4            550.8
Proceeds from nonrecourse leveraged lease debt             6.4             33.0
Repayments of nonrecourse leveraged lease debt           (82.5)           (92.9)
Proceeds from the issuance of company-obligated
 mandatorily redeemable preferred securities
 of subsidiary trust holding solely debentures
 of the Company                                         --                250.0
Cash dividends paid                                      (16.3)           (48.6)
                                                     ---------        ---------
  Net cash flows provided by financing activities      1,293.0            835.6
                                                     ---------        ---------
Net increase in cash and cash equivalents                 29.0            148.9
Cash and cash equivalents, beginning of period           140.4            103.1
                                                     ---------        ---------
Cash and cash equivalents, end of period           $     169.4      $     252.0
                                                     =========        =========
Supplemental disclosures
Interest paid                                      $     501.7      $     458.3
Federal and state and local income taxes paid      $      38.8      $      60.3
Noncash transfers of finance receivables to
 assets received in satisfaction of loans          $      11.9      $      12.5
Noncash transfers of assets received in
 satisfaction of loans to finance receivables      $    --          $       4.6

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

Note 2--Earnings Per Share

The reconciliation of the numerator and denominator of basic earnings per share ("EPS") with that of diluted EPS is presented below.

--------------------------------------------------------------------------------------------------------------------
                                                    For the Three Months Ended June 30,
                         -------------------------------------------------------------------------------------------
                                            1998                                           1997
                         -------------------------------------------   ---------------------------------------------
                            Income         Shares        Per Share       Income         Shares         Per Share
                          (Numerator)   (Denominator)      Amount      (Numerator)   (Denominator)      Amount
                          -----------   -------------      ------      -----------   -------------      ------
                                                         Dollar Amounts in Millions
                                                         (except per share amounts)
Basic EPS:
Income available to
 common shareholders          $83.7       162,225,000        $0.52         $93.7      157,500,000         $0.59
                                                             =====                                        =====
Effect of Dilutive
 Securities:
  Restricted shares             --            942,375                        --           948,527
  Stock options                 --            487,835                        --               --
                              -----    --------------                      -----      -----------
Diluted EPS                   $83.7       163,655,210        $0.51         $93.7      158,448,527         $0.59
                              =====       ===========        =====         =====      ===========         =====
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                                     For the Six Months Ended June 30,
                         -------------------------------------------------------------------------------------------
                                            1998                                           1997
                         -------------------------------------------   ---------------------------------------------
                            Income         Shares        Per Share       Income         Shares         Per Share
                          (Numerator)   (Denominator)      Amount      (Numerator)   (Denominator)      Amount
                          -----------   -------------      ------      -----------   -------------      ------
                                                         Dollar Amounts in Millions
                                                         (except per share amounts)
Basic EPS:
Income available to
 common shareholders          $165.4      162,225,000        $1.02         $163.8     157,500,000         $1.04
                                                             =====                                        =====
Effect of Dilutive
 Securities:
  Restricted shares             --            945,012                        --           948,527
  Stock options                 --            409,684                        --               --
                              ------      -----------                      ------     -----------
Diluted EPS                   $165.4      163,579,696        $1.01         $163.8     158,448,527         $1.03
                              ======      ===========        =====         ======     ===========         =====
--------------------------------------------------------------------------------------------------------------------

Note 3--Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it.

If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of SFAS 133, however, it anticipates that adoption of the statement will not have a material impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income for the second quarter and the six month period ended June 30, 1998 totaled $83.7 million and $165.4 million, respectively. For the comparable 1997 periods, net income was $93.7 million and $163.8 million, including a nonrecurring $58 million pretax gain on the sale of an equity interest acquired in a loan workout and certain nonrecurring expenses. Excluding these items, 1997 net income was $65.0 million for the second quarter and $135.1 million for the first six months.

On a per share basis, excluding the 1997 nonrecurring items, earnings per diluted share for the second quarter of 1998 increased 24.4% to $.51 from $.41 with six month earnings per diluted share increasing 18.8% to $1.01 from $.85.

Excluding the 1997 nonrecurring items, return on average earning assets ("AEA") for the second quarter of 1998 was 1.67% compared with a return of 1.43% for the second quarter of 1997. Return on AEA for the six months ended June 30, 1998 was 1.69% compared with 1.51% for the same period of 1997. Return on equity for the second quarter of 1998 was 13.16% compared with 12.09% for the same period of 1997 and 13.19% for the first six months of 1998, improved from 12.69% for the same period of 1997. The improvements resulted from growth in revenues from a higher level of financing and leasing assets, lower net credit losses, and improvements in operating efficiency.

Managed assets, comprised of financing and leasing assets and consumer finance receivables previously securitized and currently managed by the Company, increased 7.0% to a record $23.9 billion at June 30, 1998, from $22.3 billion at December 31, 1997. Financing and leasing assets totaled a record $21.5 billion at June 30, 1998, an increase of 7.6% from $20.0 billion at December 31, 1997.

NET FINANCE INCOME

A comparison of 1998 and 1997 net finance income is set forth below.

--------------------------------------------------------------------------------
                                              Three Months Ended
                            ----------------------------------------------------
                                     June 30,                     Increase
                            ------------------------       ---------------------
                               1998          1997            Amount     Percent
                               ----          ----            ------     -------
                                          (Dollar Amounts in Millions)
Finance income              $   498.2     $   451.9        $   46.3       10.2%
Interest expense                257.8         233.6            24.2       10.4%
                            ---------     ---------        --------       ----
Net finance income          $   240.4     $   218.3        $   22.1       10.1%
                            =========     =========        ========       ----

AEA                         $20,086.0     $18,132.7        $1,953.3       10.8%
                            =========     =========        ========       ====

Net finance income
  as a % of AEA                  4.79%         4.82%
                                 ====          ====
--------------------------------------------------------------------------------

                                               Six Months Ended
                            ----------------------------------------------------
                                    June 30,                   Increase
                            -----------------------     ------------------------
                               1998          1997          Amount      Percent
                               ----          ----          ------      -------
                                        (Dollar Amounts in Millions)

Finance income              $   970.8     $   889.0      $   81.8        9.2%
Interest expense                502.4         456.7          45.7       10.0%
                            ---------     ---------      --------       ----
Net finance income          $   468.4     $   432.3      $   36.1        8.4%
                            =========     =========      ========       ----
AEA                         $19,578.9     $17,870.0      $1,708.9        9.6%
                            =========     =========      ========       ====
Net finance income as
   a % of AEA                    4.79%         4.84%
                                 ====          ====
--------------------------------------------------------------------------------

Finance income for the three months ended June 30, 1998 increased $46.3 million or 10.2% from the comparable 1997 period. Finance income for the six month period ended June 30, 1998 increased $81.8 million or 9.2% from the comparable 1997 period. As a percentage of AEA, finance income (excluding interest income relating to short-term interest-bearing deposits) was 9.78% for both the second quarter and six month period ended June 30, 1998 and 9.89% and 9.87% for the respective periods in 1997.

The following table sets forth the commercial and consumer segments of finance income as a percentage of AEA.

--------------------------------------------------------------------------------
                           Three Months Ended              Six Months Ended
                                June 30,                       June 30,
                       -----------------------------   -------------------------
                         1998             1997            1998           1997
                         ----             ----            ----           ----
  Commercial             9.91%            9.97%           9.88%          9.98%
  Consumer               9.34%            9.55%           9.37%          9.54%
--------------------------------------------------------------------------------

The decline in the consumer segment finance income as a percentage of consumer AEA for the three and six months ended June 30, 1998 reflects lower 1998 market interest rates and the sale of certain higher yielding high loan-to-value loans (with higher credit risk characteristics) during the second quarter of 1997.

Interest expense for the three months ended June 30, 1998 increased $24.2 million or 10.4% from the comparable 1997 period, and for the six month period ended June 30, 1998, increased $45.7 million or 10.0% from the same period in 1997. As a percentage of AEA, interest expense (excluding interest expense relating to short-term interest-bearing deposits) for the second quarter of 1998 decreased to 4.99% from 5.07% from the comparable period of 1997 and decreased to 4.99% from 5.03% for the six month period ended June 30, 1998 and 1997, respectively.

A comparative analysis of the weighted average principal outstanding and interest rates paid on the Company's debt for the three and six month periods ended June 30, 1998 and 1997, before and after giving effect to interest rate swaps, is shown in the following tables.

--------------------------------------------------------------------------------
                                        Three Months Ended June 30, 1998
                                       ----------------------------------
                                       Before Swaps           After Swaps
                                       ------------           -----------
                                           (Dollar Amounts in Millions)

Commercial paper and variable
 rate senior notes                $ 9,542.9     5.61%     $ 6,879.1     5.55%
Fixed rate senior and
 subordinated notes                 7,057.0     6.34%       9,720.8     6.42%
                                  ---------               ---------
Composite                         $16,599.9     5.92%     $16,599.9     6.06%
                                  =========               =========

                                        Three Months Ended June 30, 1997
                                        ---------------------------------
                                        Before Swaps          After Swaps
                                        ------------          -----------

Commercial paper and variable
 rate senior notes                $ 9,846.2     5.65%     $ 6,483.6     5.57%
Fixed rate senior and
 subordinated notes                 5,165.4     6.59%       8,528.0     6.54%
                                  ---------               ---------
Composite                         $15,011.6     5.97%     $15,011.6     6.12%
                                  =========               =========
--------------------------------------------------------------------------------
                                          Six Months Ended June 30, 1998
                                        ---------------------------------
                                        Before Swaps          After Swaps
                                        ------------          -----------
                                           (Dollar Amounts in Millions)
Commercial paper and variable
 rate senior notes                $ 8,781.6     5.63%     $ 6,215.0     5.57%
Fixed rate senior and
 subordinated notes                 7,056.7     6.37%       9,623.3     6.45%
                                  ---------               ---------
Composite                         $15,838.3     5.96%     $15,838.3     6.11%
                                  =========               =========

                                        Six Months Ended June 30, 1997
                                        ---------------------------------
                                        Before Swaps          After Swaps
                                        ------------          -----------
Commercial paper and variable
 rate senior notes                $ 9,811.4     5.55%     $ 6,456.4     5.48%
Fixed rate senior and
 subordinated notes                 5,040.6     6.57%       8,395.6     6.52%
                                  ---------               ---------
Composite                         $14,852.0     5.90%     $14,852.0     6.07%
                                  =========               =========
--------------------------------------------------------------------------------

The Company's interest rate swaps principally convert floating rate debt to fixed interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The weighted average composite rate after swaps increased from the before swaps composite interest rate in each period presented primarily because a larger proportion of the Company's debt, after giving effect to interest rate swaps, was subject to a fixed interest rate. However, the weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred had the Company chosen to manage interest rate risk without the use of such swaps.

FEES AND OTHER INCOME

For the three months ended June 30, 1998, fees and other income totaled $60.7 million, an increase of $11.3 million (22.9%) over the comparable 1997 period. Fees and other income totaled $127.1 million for the six months ended June 30, 1998, an increase of $20.0 million (18.7%) over the comparable 1997 period. The following table sets forth the components of fees and other income.

--------------------------------------------------------------------------------
                                     Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                    --------------------------------------------
                                      1998         1997      1998        1997
                                      ----         ----      ----        ----
                                              (Dollar Amounts in Millions)

Factoring commissions                $ 22.6      $ 22.1    $ 45.6      $  43.3
Fees and other                         21.9        18.2      44.0         35.2
Gains on sales of leasing
  equipment                             8.9         5.7      23.7         17.1
Gains on sales of venture
  capital investments                   1.9         2.3       8.4         10.0
Gains on securitizations and
  sales of finance receivables          5.4         1.1       5.4          1.5
                                     ------      ------    ------      -------
                                     $ 60.7      $ 49.4    $127.1      $ 107.1
                                     ======      ======    ======      =======
--------------------------------------------------------------------------------

1997 GAIN ON SALE OF EQUITY INTEREST ACQUIRED IN LOAN WORKOUT

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

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and general operating expenses decreased $6.6 million or 6.0% to $104.0 million in the second quarter of 1998 from $110.6 million in the comparable 1997 period. For the six month period ended June 30, 1998, salaries and general operating expenses decreased $4.8 million or 2.3% to $205.7 million from $210.5 million in the comparable 1997 period. Included in 1997 are certain nonrecurring expenses relating to a long-term incentive plan ("LTIP") and a provision for vacant leased office space. The LTIP was subsequently terminated in connection with the Company's fourth quarter public offering and was replaced with a stock-based compensation plan. Excluding these special items, salaries and general operating expenses increased 3.4% to $104.0 million for the quarter ended June 30, 1998 and 2.6% to $205.7 million for the six month period ended June 30, 1998.

Management monitors productivity via the analysis of the efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA"). These ratios, excluding the nonrecurring pretax gain and certain nonrecurring expenses in 1997 previously described, are set forth in the following table.

--------------------------------------------------------------------------------
                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                               -------------------------  ----------------------
                                  1998          1997        1998          1997
                                  ----          ----        ----          ----

Efficiency ratio                  40.6%         43.9%       40.6%         43.0%
Salaries and general
 operating expenses
 as a percentage of AMA           1.86%         2.06%       1.88%         2.08%
--------------------------------------------------------------------------------

The  improvement  in the ratios  reflects the ability of the Company to leverage
its  existing   infrastructure  and  the  success  of  continuing   productivity
initiatives.

RESERVE AND PROVISION FOR CREDIT LOSSES/CREDIT QUALITY

The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including chargeoffs, past due loans, and nonperforming assets. The reserve increased, principally due to growth in the portfolio, by $10.2 million to $245.8 million (1.34% of finance receivables) at June 30, 1998 from $235.6 million (1.33% of finance receivables) at December 31, 1997. The ratio of the consolidated reserve for credit losses to trailing twelve-month net credit losses increased to 3.00 times at June 30, 1998 from 2.33 times at December 31, 1997.

The provision for credit losses in both 1998 periods declined from the 1997 periods due to lower net commercial credit losses offset by higher provisions related to portfolio growth. The provision for credit losses for the second quarter of 1998 was $21.9 million, down from $29.0 million in the second quarter of 1997, and for the six months ended June 30, 1998, decreased to $44.4 million from $56.0 million for the same period of 1997. Net commercial credit losses declined in 1998 as a result of lower chargeoffs, higher recoveries, and certain 1997 chargeoffs relating to the oceangoing maritime portfolio. The Company ceased marketing to the oceangoing maritime industry in the third quarter of 1997.

The following table sets forth commercial and consumer segment net credit losses.

--------------------------------------------------------------------------------------------------------------------

                                                              Three Months Ended June 30,
                                     -------------------------------------------------------------------------------
                                                      1998                                    1997
                                     ---------------------------------------  --------------------------------------
                                       Total    Commercial      Consumer        Total    Commercial     Consumer
                                       -----    ----------      --------        -----    ----------     --------
                                                              (Dollar Amounts in Millions)
Net credit losses                      $16.4       $5.8          $10.6          $29.9       $21.2         $8.7
Net credit losses as a
 percentage of average finance
 receivables,  excluding
 consumer finance receivables
 held for sale (annualized)            0.36%       0.19%         1.12%          0.71%       0.62%         1.12%
--------------------------------------------------------------------------------------------------------------------

                                                               Six Months Ended June 30,
                                     -------------------------------------------------------------------------------
                                                      1998                                    1997
                                     ---------------------------------------  --------------------------------------
                                       Total    Commercial      Consumer        Total    Commercial     Consumer
                                       -----    ----------      --------        -----    ----------     --------
                                                              (Dollar Amounts in Millions)

Net credit losses                      $36.4       $15.1         $21.3          $55.5       $38.2         $17.3
Net credit losses as a
 percentage of average finance
 receivables,  excluding
 consumer finance receivables
 held for sale (annualized)            0.41%       0.23%         1.15%          0.67%       0.57%         1.09%
--------------------------------------------------------------------------------------------------------------------

As a percentage of average managed finance receivables, consumer net credit losses were 0.91% during the second quarter and first six months of 1998, relatively unchanged from the same periods in 1997.

PAST DUE AND NONPERFORMING ASSETS

The following table sets forth certain information concerning past due and total nonperforming assets (and the related percentages of finance receivables) at June 30, 1998, March 31, 1998, and December 31, 1997.

--------------------------------------------------------------------------------------------------------------------
                                           At June 30,                 At March 31,              At December 31,
                                               1998                        1998                       1997
                                      -----------------------    -------------------------    ----------------------
                                                               (Dollar Amounts in Millions)
Finance receivables, past due
 60 days or more
  Commercial                           $  208.4     1.43%         $   182.1    1.27%           $  168.9    1.20%
  Consumer                                129.0     3.37%             122.3    3.28%              127.7    3.48%
                                       --------     ----          ---------    ----            --------    ----
    Total                              $  337.4     1.83%         $   304.4    1.68%           $  296.6    1.67%
                                       ========     ====          =========    ====            ========    ====

Total nonperforming assets
  Commercial                           $  165.7     1.14%         $   137.9    0.96%           $  105.5    0.75%
  Consumer                                105.9     2.77%             107.4    2.88%              101.9    2.78%
                                       --------     ----          ---------    ----            --------    ----
    Total                              $  271.6     1.48%         $   245.3    1.35%           $  207.4    1.17%
                                       ========     ====          =========    ====            ========    ====
--------------------------------------------------------------------------------------------------------------------

Total  nonperforming   assets  reflect  both  commercial  and  consumer  finance
receivables on nonaccrual status and assets received in satisfaction of loans.

OPERATING LEASE EQUIPMENT

The operating lease equipment portfolio was $2.1 billion at June 30, 1998, up 12.7% from December 31, 1997 and up 36.5% from June 30, 1997. As a result of growth in the portfolio, depreciation on operating lease equipment for the second quarter of 1998 was $40.4 million, up from $33.9 million for the same period in 1997, and depreciation for the six month period ended June 30, 1998 was $78.7 million, up from $66.0 million for the same period in 1997.

From time to time, financial or operational difficulties may adversely affect future payments to the Company relating to operating lease equipment. At June 30, 1998, operators of certain aircraft assets and operations at an oil refinery were subject to such difficulties. The approximate aggregate carrying value of these assets was $49.7 million. The Company does not believe these difficulties will have a material effect on its consolidated financial position or results of operations.

INCOME TAXES

The effective income tax rates for the 1998 and 1997 second quarters were 35.6% and 36.4%, respectively, and for the six month periods ended June 30, 1998 and 1997 were 35.7% and 36.6%, respectively. The decreases in the effective tax rate for the three and six months ended June 30, 1998 were a result of lower state and local income taxes.

FINANCING AND LEASING ASSETS

Managed assets grew $1,575.0 million (7.0%) to $23.9 billion. Financing and leasing assets increased $1,514.6 million (7.6%) to $21.5 billion, as presented in the following table.

--------------------------------------------------------------------------------
                                                   At Decem-        Change
                                     At June 30,     ber 31,   -----------------
                                       1998          1997      Amount    Percent
                                       ----          ----      ------    -------
                                             (Dollar Amounts in Millions)
Commercial
Equipment Financing and Leasing
Equipment Financing
  Finance receivables                 $ 7,649.2   $ 7,403.4   $  245.8      3.3%
  Operating lease equipment, net          641.0       623.8       17.2      2.8
                                      ---------   ---------   --------     ----
Total Equipment Financing               8,290.2     8,027.2      263.0      3.3
                                      ---------   ---------   --------     ----
Capital Finance(1)
  Finance receivables                   2,218.4     2,400.7   $ (182.3)    (7.6)
  Operating lease equipment, net        1,506.0     1,281.8      224.2     17.5
                                      ---------   ---------   --------     ----
Total Capital Finance                   3,724.4     3,682.5       41.9      1.1
                                      ---------   ---------   --------     ----
Factoring
  Commercial Services                   2,295.3     2,113.1      182.2      8.6
                                      ---------   ---------   --------     ----
Commercial Finance
  Business Credit                       1,448.1     1,247.9      200.2     16.0
  Credit Finance                          965.9       889.8       76.1      8.6
                                      ---------   ---------   --------     ----
Total Commercial Finance                2,414.0     2,137.7      276.3     12.9
                                      ---------   ---------   --------     ----
Other
  Equity Investments                       75.5        65.8        9.7     14.7
                                      ---------   ---------   --------     ----
  Total commercial                     16,799.4    16,026.3      773.1      4.8
                                      ---------   ---------   --------     ----
Consumer
Consumer Finance                        2,397.3     1,992.3      405.0     20.3
Sales Financing                         2,277.2     1,940.7      336.5     17.3
                                      ---------   ---------   --------     ----
  Total consumer                        4,674.5     3,933.0      741.5     18.9
                                      ---------   ---------   --------     ----
  Total financing and
    leasing assets                     21,473.9    19,959.3    1,514.6      7.6
                                      ---------   ---------   --------     ----
Consumer finance receivables
  previously securitized
  and currently managed
  by the Company
Consumer Finance                          374.6       453.8      (79.2)   (17.5)
Sales Financing                         2,071.4     1,931.8      139.6      7.2
                                      ---------   ---------   --------     ----
                                        2,446.0     2,385.6       60.4      2.5
                                      ---------   ---------   --------     ----
Total managed assets                  $23,919.9   $22,344.9   $1,575.0      7.0%
                                      =========   =========   ========     ====

----------
(1) Capital Finance's liquidating portfolio, primarily oceangoing maritime and project finance, was $568.9 million at June 30, 1998 and decreased $256.2 million from $825.1 million at June 30, 1997 and $106.3 million from $675.2 million at December 31, 1997.

Growth in the equipment financing and leasing businesses was generated by strong originations in aerospace, rail, and construction. Commercial Services growth was primarily due to higher factoring volume and client borrowings, as well as effective new business marketing. The growth in the commercial finance businesses was the result of higher 1998 new business generation.

Consumer managed assets increased to $7.1 billion at June 30, 1998 from $6.3 billion at December 31, 1997, up 12.7%. The increase was a result of strong 1998 originations, particularly in the home equity, recreation vehicle, and recreational boat products.

Financing and Leasing Assets Composition

The Company's ten largest financing and leasing asset accounts at June 30, 1998 in the aggregate represented 4.5% of the Company's total financing and leasing assets. All ten of such accounts are commercial accounts and are secured by equipment, accounts receivable or inventory.

Geographic Composition

The following table presents financing and leasing assets by customer location.

--------------------------------------------------------------------------------
                                At June 30, 1998           At December 31, 1997
                            ------------------------     -----------------------
                              Amount       Percent         Amount        Percent
                              ------       -------         ------        -------
                                        (Dollar Amounts in Millions)
United States
  West                      $ 5,004.9        23.3%        $ 4,642.1        23.3%
  Northeast                   4,800.9        22.3           4,501.9        22.6
  Midwest                     4,607.8        21.5           4,290.0        21.5
  Southeast                   3,179.3        14.8           2,802.9        14.0
  Southwest                   2,460.4        11.5           2,360.7        11.8
Foreign (principally
  commercial aircraft)        1,420.6         6.6           1,361.7         6.8
                            ---------       -----         ---------       -----
  Total                     $21,473.9       100.0%        $19,959.3       100.0%
                            =========       =====         =========       =====
--------------------------------------------------------------------------------

The Company's managed asset geographic diversity does not differ significantly from its owned asset geographic diversity.

The Company's financing and leasing asset portfolio is diversified by state. At June 30, 1998, with the exception of California (12.4%), New York (8.4%), and Texas (7.7%), no state represented more than 5.0% of financing and leasing assets.

Industry Composition

The following table presents financing and leasing assets by major industry class.

--------------------------------------------------------------------------------
                                 At June 30, 1998        At December 31, 1997
                              -----------------------    --------------------
                                Amount       Percent      Amount      Percent
                                ------       -------      ------      -------
                                        (Dollar Amounts in Millions)
Manufacturing(1) (none
 greater than 4.3%)           $ 4,654.4       21.7%       $ 4,440.4      22.2%
Home mortgage(2)                2,397.4       11.2          1,992.3      10.0
Commercial airlines(3)          2,189.8       10.2          2,077.6      10.4
Construction equipment          1,906.5        8.9          1,791.4       9.0
Retail                          1,771.9        8.2          1,807.5       9.1
Transportation(4)               1,432.5        6.7          1,283.7       6.4
Manufactured housing(5)         1,286.0        6.0          1,125.7       5.6
Other (none greater
  than 3.5%)(6)                 5,835.4       27.1          5,440.7      27.3
                              ---------      -----        ---------     -----
Total                         $21,473.9      100.0%       $19,959.3     100.0%
                              =========      =====        =========     =====

(1) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products and other industries.
(2) On a managed asset basis, home mortgage outstandings were $2.8 billion or 11.6% of managed assets at June 30, 1998 as compared with $2.4 billion or 10.9% at December 31, 1997.
(3) See "--Concentrations" below for a discussion of the commercial airline portfolio.
(4)  Includes rail, bus, over-the-road trucking, and business aircraft.
(5) On a managed asset basis, manufactured housing outstandings were $1.5 billion or 6.2% of managed assets at June 30, 1998 as compared to $1.5 billion or 6.5% at December 31, 1997.
(6) On a managed asset basis, recreation vehicle outstandings were $1.7 billion or 7.1% of managed assets at June 30, 1998 as compared to $1.6 billion or 7.2% at December 31, 1997. On a managed asset basis, recreational boat outstandings were $966.5 million or 4.0% of managed assets at June 30, 1998 as compared to $682.5 million or 3.1% of managed assets at December 31, 1997.

--------------------------------------------------------------------------------

Concentrations

Commercial Airline Industry

Commercial airline financing and leasing assets totaled $2.2 billion (10.2%) of total financing and leasing assets at June 30, 1998, up from $2.1 billion at December 31, 1997. The portfolio is secured by commercial aircraft and related equipment. Given improved industry performance in 1997, the Company determined to grow this portfolio and will continue to monitor the size of the portfolio relative to the Company's total financing and leasing assets.

The following table presents information about the commercial airline industry portfolio. See also "Operating Lease Equipment".

--------------------------------------------------------------------------------
                                       At June 30, 1998     At December 31, 1997
                                       ----------------    ---------------------
Finance Receivables                           (Dollar Amounts in Millions)
  Amount outstanding(1)                     $ 1,215.9            $ 1,254.9
  Number of obligors                               54                   54
Operating Lease Equipment, net

  Net carrying value                            973.9                822.7
  Number of obligors                               33                   33

Total                                         2,189.8              2,077.6
Number of obligors(2)                              68                   67
Number of aircraft(3)                             217                  225

(1) Includes accrued rents on operating leases that are classified as finance receivables in the Company's Consolidated Balance Sheets.
(2) Certain obligors are obligors under both finance receivable and operating lease transactions.
(3) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules that phase out the use of Stage II aircraft in the United States through the year 2000. The International Civil Aviation Organization has issued similar requirements for Europe. At June 30, 1998, the portfolio consisted of Stage III aircraft of $2,067.1 million (94.5%) and Stage II aircraft of $93.0 million (4.3%), versus Stage III aircraft of $1,933.5 million (93.1%) and Stage II aircraft of $115.7 million (5.6%) at year-end 1997.

--------------------------------------------------------------------------------

Foreign Outstandings.

The Company is primarily a domestic lender with foreign exposures limited mainly to the commercial airline industry. Financing and leasing assets to foreign obligors are all U.S. dollar denominated and totaled $1.4 billion at both

June 30, 1998 and December 31, 1997. The foreign exposure was geographically dispersed, with no individual country representing more than 0.75% of financing and leasing assets.

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

During the first six months of 1998, commercial paper outstanding increased $637.4 million from $5.6 billion at December 31, 1997 to $6.2 billion. During this period, the Company issued $2.9 billion of term debt, including $1.5 billion of prime-based variable-rate debt and $1.4 billion of fixed-rate debt, whereas repayments of term debt totaled $2.1 billion. At June 30, 1998, $5.6 billion of registered, but unissued, debt securities remained available under shelf registration statements, including $2.0 billion of registered, unissued European Medium-Term Notes.

At June 30, 1998, commercial paper borrowings were supported by $5.0 billion of committed revolving credit-line facilities, representing 81.3% of operating commercial paper outstanding (commercial paper outstanding less interest-bearing deposits). No borrowings have been made under credit lines supporting commercial paper since 1970.

As part of the Company's continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, recreation vehicle finance receivables of $400.1 million were securitized by the Company during the second quarter of 1998. At June 30, 1998, $2.3 billion of registered, but unissued, securities relating to the Company's asset-backed securitization program remained available under shelf registration statements.

CAPITALIZATION

The following table presents information regarding the Company's capital structure.

--------------------------------------------------------------------------------
                                                    At June 30,  At December 31,
                                                       1998          1997
                                                    ----------    -----------
                                                    (Dollar Amounts in Millions)

Commercial paper                                    $ 6,197.0      $ 5,559.6
Term debt                                            10,503.3        9,755.3
                                                    ---------      ---------
Total debt                                           16,700.3       15,314.9
Company-obligated mandatorily redeemable
 preferred securities of subsidiary
 trust holding solely debentures
 of the Company                                         250.0          250.0
Stockholders' equity                                  2,584.7        2,432.9
                                                    ---------      ---------
Total capitalization                                $19,535.0      $17,997.8
                                                    =========      =========
Total debt to stockholders' equity and Company-
 obligated mandatorily redeemable preferred
 securities of subsidiary trust holding
 solely debentures of the Company                        5.89x         5.71x
Total debt and Company-obligated mandatorily
 redeemable preferred securities of subsidiary
 trust holding solely debentures of the
 Company to stockholders' equity                         6.56x         6.40x

--------------------------------------------------------------------------------

The Company believes that it is well capitalized and that its capital structure is adequate to support anticipated growth.

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data.

--------------------------------------------------------------------------------
                                                            Six Months Ended
                                                                 June 30,
                                                             ----------------
                                                              1998       1997
                                                              ----       ----
Finance income*                                               9.78%      9.87%
Interest expense*                                             4.99       5.03
                                                              ----       ----
  Net finance income                                          4.79       4.84

Fees and other income                                         1.29       1.20

Gain on sale of equity interest acquired in
 loan workout                                                  --        0.65
                                                              ----       ----
  Operating revenue                                           6.08       6.69
                                                              ----       ----

Salaries and general operating expenses                       2.10       2.36

Provision for credit losses                                   0.45       0.63

Depreciation on operating lease equipment                     0.80       0.74

Minority interest in subsidiary trust holding solely
 debentures of the company                                    0.10       0.07
                                                              ----       ----
  Operating expenses                                          3.45       3.80
                                                              ----       ----
Income before provision for income taxes                      2.63       2.89

Provision for income taxes                                    0.94       1.06
                                                              ----       ----
  Net income                                                  1.69%      1.83%
                                                              ====       ====
Average earning assets (in millions)                     $19,578.9  $17,870.0
                                                         =========  =========

*  Excludes   interest  income  and  interest  expense  relating  to  short-term interest-bearing deposits

--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders was held on May 27, 1998. The following individuals, comprising all of the directors of the Corporation, were elected to the Board of Directors, each with the number of votes shown, to serve until the next annual meeting of stockholders, or until he is succeeded by another qualified director who has been elected:

       Director                             For             Against
       --------                             ---             -------
       Hisao Kobayashi                  661,873,165        1,889,427
       Albert R. Gamper, Jr.            661,879,665        1,882,927
       Daniel P. Amos                   662,146,365        1,616,227
       Yoshiro Aoki                     661,873,035        1,889,557
       Takasuke Kaneko                  657,233,420        6,529,172
       Joseph A. Pollicino              661,872,865        1,889,727
       Paul N. Roth                     661,872,865        1,889,727
       Peter J. Tobin                   662,146,365        1,616,227
       Tohru Tonoike                    661,873,035        1,889,557
       Alan F. White                    662,146,235        1,616,357

     In addition to electing the Board of Directors, the stockholders also ratified the appointment of KPMG Peat Marwick, LLP, as independent accountants to examine the financial statements of the Corporation and its subsidiaries for the year ending December 31, 1998, with 663,754,287 votes for, 3,560 votes against, and 1,820 votes abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.
     (b)  Exhibit 27 - Financial Data Schedule
     (c) A Form 8-K report dated April 22, 1998 was filed with the Commission reporting the Company's announcement of financial results for the quarter ended March 31, 1998.
     (d) A Form 8-K report dated June 11, 1998 was filed with the Commission reporting computational materials for the Company's recreation vehicle receivable securitization.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                The CIT Group, Inc.
                                                (Registrant)

                                                BY /s/ J. M. Leone
                                                  ----------------------------
                                                  J. M. Leone
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (duly authorized and principal
                                                  accounting officer)

DATE:  August 12, 1998