Form 10-Q
period 1998-09-30
CIT GROUP INC
filed 1998-10-26
CIK 20388

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

                For the quarterly period ended SEPTEMBER 30, 1998
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes     X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 19, 1998: Class A common stock - 36,537,579 shares; Class B common stock - 126,000,000 shares.
================================================================================

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


          TABLE OF CONTENTS                                                 PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Condensed Financial Statements
           Consolidated Balance Sheets - September 30, 1998 and
             December 31, 1997.                                                2
           Consolidated Income Statements for the three and nine month
             periods ended September 30, 1998 and 1997.                        3
           Consolidated Statements of Changes in Stockholders' Equity for
             the nine month periods ended September 30, 1998 and 1997.         4
           Consolidated Statements of Cash Flows for the nine month
             periods ended September 30, 1998 and 1997.                        5
           Notes to Condensed Consolidated Financial Statements.             6-7

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8-29

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                   30

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

                          PART I. FINANCIAL INFORMATION

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1997 Annual Report on Form 10-K and the March 31, 1998 and June 30, 1998 quarterly reports on Form 10-Q for The CIT Group, Inc. (the "Company").

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (AMOUNTS IN MILLIONS)

ASSETS                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                     1998               1997
                                                                 -------------      -------------
FINANCING AND LEASING ASSETS                                      (UNAUDITED)
Loans
  Commercial                                                     $    10,979.1      $     9,922.5
  Consumer                                                             3,975.4            3,664.8
Commercial lease receivables                                           4,570.5            4,132.4
                                                                 -------------      -------------
  Finance receivables                                                 19,525.0           17,719.7
Reserve for credit losses                                               (257.9)            (235.6)
                                                                 -------------      -------------
  Net finance receivables                                             19,267.1           17,484.1
Operating lease equipment, net                                         2,395.0            1,905.6
Consumer finance receivables held for sale                               829.7              268.2
CASH AND CASH EQUIVALENTS                                                175.4              140.4
OTHER ASSETS                                                             843.2              665.8
                                                                 -------------      -------------
 TOTAL ASSETS                                                    $    23,510.4      $    20,464.1
                                                                 =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
DEBT
Commercial paper                                                 $     7,079.1      $     5,559.6
Variable rate senior notes                                             3,575.0            2,861.5
Fixed rate senior notes                                                6,953.0            6,593.8
Subordinated fixed rate notes                                            200.0              300.0
                                                                 -------------      -------------
  Total debt                                                          17,807.1           15,314.9
Credit balances of factoring clients                                   1,429.1            1,202.6
Accrued liabilities and payables                                         707.1              660.1
Deferred federal income taxes                                            677.5              603.6
                                                                 -------------      -------------
  Total liabilities                                                   20,620.8           17,781.2
Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust holding
 solely debentures of the Company                                        250.0              250.0
STOCKHOLDERS' EQUITY
Class A common stock, par value $0.01 per share;
 Authorized 700,000,000 shares.
 Issued: 37,146,379 shares in 1998 and 37,173,527
    shares in 1997.
 Outstanding: 36,537,579 shares in 1998 and
    37,173,527 shares in 1997.                                             0.4                0.4
Class B common stock, par value $0.01 per share,
 510,000,000 shares authorized and 126,000,000
 issued and outstanding                                                    1.3                1.3
Paid-in capital                                                          952.3              948.3
Retained earnings                                                      1,701.8            1,482.9
Treasury stock at cost (608,800 shares; Class A Common Stock)            (16.2)                --
                                                                 -------------      -------------
Total stockholders' equity                                             2,639.6            2,432.9
                                                                 -------------      -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    23,510.4      $    20,464.1
                                                                 =============      =============

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
               (AMOUNTS IN MILLIONS, EXCEPT NET INCOME PER SHARE)

                                                  FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                  -----------------------------------------------
                                                    1998        1997        1998           1997
                                                  ---------   ---------   ---------     ---------
                                                       (UNAUDITED)              (UNAUDITED)
Finance income                                    $   510.6   $   463.0   $ 1,481.4     $ 1,352.0
Interest expense                                      263.8       237.0       766.2         693.7
                                                  ---------   ---------   ---------     ---------
  Net finance income                                  246.8       226.0       715.2         658.3

Fees and other income                                  69.0        78.9       196.1         186.0
Gain on sale of equity interest acquired in
 loan workout                                            --          --          --          58.0
                                                  ---------   ---------   ---------     ---------
  Operating revenue                                   315.8       304.9       911.3         902.3
                                                  ---------   ---------   ---------     ---------

Salaries and general operating expenses               105.3       103.6       311.0         314.1
Provision for credit losses                            30.6        35.8        75.0          91.8
Depreciation on operating lease equipment              42.7        42.3       121.4         108.3
Minority interest in subsidiary trust holding
 solely debentures of the Company                       4.8         4.8        14.4          11.5
                                                  ---------   ---------   ---------     ---------
  Operating expenses                                  183.4       186.5       521.8         525.7
                                                  ---------   ---------   ---------     ---------

Income before provision for income taxes              132.4       118.4       389.5         376.6
Provision for income taxes                             46.3        43.1       138.0         137.5
                                                  ---------   ---------   ---------     ---------
Net income                                        $    86.1   $    75.3   $   251.5     $   239.1
                                                  =========   =========   =========     =========

Net income per basic share                        $    0.53   $    0.48   $    1.55     $    1.52
Net income per diluted share                      $    0.53   $    0.48   $    1.54     $    1.51

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (AMOUNTS IN MILLIONS)


                                NINE MONTHS ENDED
                                  SEPTEMBER 30,
                               1998          1997
                             --------      --------
                                   (unaudited)
Balance, January 1           $2,432.9      $2,075.4
Net income                      251.5         239.1
Dividends declared              (32.6)        (71.8)
Treasury stock purchased        (16.2)           --
Other                             4.0            --
                             --------      --------
Balance, September 30        $2,639.6      $2,242.7
                             ========      ========

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (AMOUNTS IN MILLIONS)

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                 1998            1997
                                                                               ---------      ---------
CASH FLOWS FROM OPERATIONS                                                            (UNAUDITED)
Net income                                                                     $   251.5      $   239.1
Adjustments to reconcile net income to net cash flows from operations:
 Provision for credit losses                                                        75.0           91.8
 Depreciation and amortization                                                     140.5          124.3
 Provision for deferred federal income taxes                                        74.0           26.9
 Gains on asset and receivable sales                                               (60.3)        (121.3)
 Increase in accrued liabilities and payables                                       47.0           92.3
 Increase in other assets                                                          (37.3)         (31.2)
 Other                                                                               9.3           (2.4)
                                                                               ---------      ---------
  Net cash flows provided by operations                                            499.7          419.5
                                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                                                 (26,355.0)     (24,663.3)
Collections on loans                                                            23,627.9       23,068.1
Purchases of assets to be leased                                                  (645.5)        (515.3)
Net increase in short-term factoring receivables                                  (427.4)        (371.7)
Proceeds from asset and receivable sales                                           984.4        1,092.9
Proceeds from sales of assets received in satisfaction of loans                     35.7           31.3
Purchases of investment securities                                                 (28.9)         (20.1)
Other                                                                              (24.8)         (17.2)
                                                                               ---------      ---------
  Net cash flows used for investing activities                                  (2,833.6)      (1,395.3)
                                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable and fixed rate notes                      4,384.2        3,298.5
Repayments of variable and fixed rate notes                                     (3,411.5)      (2,656.1)
Net increase in commercial paper                                                 1,519.5          341.7
Proceeds from nonrecourse leveraged lease debt                                      42.0           39.1
Repayments of nonrecourse leveraged lease debt                                    (116.5)        (125.8)
Purchase of treasury stock                                                         (16.2)            --
Cash dividends paid                                                                (32.6)         (71.8)
Proceeds from the issuance of company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the
 Company                                                                              --          250.0
                                                                               ---------      ---------
  Net cash flows provided by financing activities                                2,368.9        1,075.6
                                                                               ---------      ---------
Net increase in cash and cash equivalents                                           35.0           99.8
Cash and cash equivalents, beginning of period                                     140.4          103.1
                                                                               ---------      ---------
Cash and cash equivalents, end of period                                       $   175.4      $   202.9
                                                                               =========      =========
Supplemental disclosures
Interest paid                                                                  $   726.1      $   664.8
Federal and state and local income taxes paid                                  $    57.9      $    77.7
Noncash transfers of finance receivables to assets received
 in satisfaction of loans                                                      $    44.3      $    18.7

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The Company considers that all adjustments (all of which are normal recurring accruals) necessary for a fair statement of financial position and results of operations for these periods have been made; however, results for interim periods are subject to year-end audit adjustments. Results for such interim periods are not necessarily indicative of results for a full year.

NOTE 2 -- EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share ("EPS") with that of diluted EPS is presented below.

----------------------------------------------------------------------------------------------------------
                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                      ------------------------------------------------------------------------------------
                                        1998                                         1997
                      ------------------------------------------    --------------------------------------
                        INCOME         SHARES          PER SHARE      INCOME        SHARES       PER SHARE
                      (NUMERATOR)   (DENOMINATOR)       AMOUNT      (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------   -------------      ---------    -----------  -------------   ---------
                                                      DOLLAR AMOUNTS IN MILLIONS
                                                      (EXCEPT PER SHARE AMOUNTS)
BASIC EPS:
INCOME AVAILABLE TO
 COMMON SHAREHOLDERS     $86.1       162,143,304         $0.53         $75.3      157,500,000      $0.48
                                                         =====                                     =====

EFFECT OF DILUTIVE
 SECURITIES:
  RESTRICTED SHARES         --           934,401                          --          948,527
  STOCK OPTIONS             --           226,620                          --               --
                         -----       -----------                       -----      -----------

DILUTED EPS              $86.1       163,304,325         $0.53         $75.3       158,448,527      $0.48
                         =====       ===========         =====         =====       ===========      =====
-----------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                      ---------------------------------------------------------------------------------
                                       1998                                        1997
                      ----------------------------------------    -------------------------------------
                        INCOME        SHARES         PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)      AMOUNT      (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------     ---------    -----------  -------------  ---------
                                                   DOLLAR AMOUNTS IN MILLIONS
                                                   (EXCEPT PER SHARE AMOUNTS)
BASIC EPS:
INCOME AVAILABLE TO
 COMMON SHAREHOLDERS    $251.5      162,197,469        $1.55         $239.1     157,500,000      $1.52
                                                       =====                                     =====
EFFECT OF DILUTIVE
 SECURITIES:
  RESTRICTED SHARES         --          941,161                          --         948,527

  STOCK OPTIONS             --          350,059                          --              --
                        ------     ------------                      ------     -----------

DILUTED EPS             $251.5     163,488,689         $1.54         $239.1     158,448,527      $1.51
                        ======     ===========         =====         ======     ===========      =====
------------------------------------------------------------------------------------------------------

NOTE 3 - SECONDARY PUBLIC OFFERING

On October 15, 1998 the Company filed a registration statement in connection with the proposed secondary public offering of 49 million shares of Class A Common Stock by The Dai-Ichi Kangyo Bank, Limited ("DKB"). The registration statement also covers an additional 7,350,000 shares of Class A Common Stock subject to an over-allotment option granted by DKB to the underwriters. DKB will receive all of the proceeds of the offering. At the closing of this offering, DKB will convert all of its Class B Common Stock into an identical number of shares of Class A Common Stock, which will then be the only class of Common Stock outstanding. Assuming the over-allotment option is not exercised, DKB's ownership in the Company will be reduced from approximately a 94% voting and 77% economic interest to approximately a 47% voting and economic interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income for the third quarter and the nine month period ended September 30, 1998 totaled $86.1 million and $251.5 million, respectively. For the comparable 1997 periods, net income was $75.3 million and $239.1 million. The nine month period ended September 30, 1997 included a nonrecurring $58 million pretax gain on the sale of an equity interest acquired in a loan workout and certain nonrecurring expenses. Excluding these items, net income for the nine month period ended September 30, 1997 was $210.4 million. The improvements in 1998 earnings resulted from growth in revenues from a higher level of financing and leasing assets, lower net credit losses, and improvements in operating efficiency.

Earnings per diluted share for the third quarter of 1998 increased 10.4% to $.53 from $.48 and nine month earnings per diluted share increased 15.8% to $1.54 from $1.33, excluding the 1997 nonrecurring items.

Return on average earning assets ("AEA") for the third quarter of 1998 was 1.67% compared to a return of 1.64% for the third quarter of 1997, and 1.68% for the nine months ended September 30, 1998 compared to 1.77% for the same period in 1997. Excluding the 1997 nonrecurring items, return on AEA for the nine months ended September 30, 1997 was 1.56%.

Return on equity for the third quarter of 1998 was 13.18% compared to 13.52% for the same period in 1997. Return on equity for the first nine months of 1998 was 13.19% compared to 14.72% for the same 1997 period. Excluding the 1997 nonrecurring items, return on equity for the first nine months of 1997 was 13.01%.

Managed assets, comprised of financing and leasing assets and consumer finance receivables previously securitized and currently managed by the Company, increased 13.8% to a record $25.4 billion at September 30, 1998, from $22.3 billion at December 31, 1997. Financing and leasing assets totaled a record $22.8 billion at September 30, 1998, an increase of 14.4% from $20.0 billion at December 31, 1997.

NET FINANCE INCOME

A comparison of 1998 and 1997 net finance income is set forth below.

--------------------------------------------------------------------------------------------
                                                         Three Months Ended
                                     -------------------------------------------------------
                                            September 30,                   Increase
                                     --------------------------      -----------------------
                                        1998            1997           Amount       Percent
                                     ----------      ----------      ----------   ----------
                                                   (Dollar Amounts in Millions)
Finance income                       $    510.6      $    463.0      $     47.6         10.3%
Interest expense                          263.8           237.0            26.8         11.3%
                                     ----------      ----------      ----------   ----------
Net finance income                   $    246.8      $    226.0            20.8          9.2%
                                     ==========      ==========      ==========   ==========

AEA                                  $ 20,669.9      $ 18,389.9      $  2,280.0         12.4%
                                     ==========      ==========      ==========   ==========

Net finance income as a % of AEA           4.78%           4.92%
                                     ==========      ==========
--------------------------------------------------------------------------------------------

                                                         Nine Months Ended
                                     -------------------------------------------------------
                                            September 30,                   Increase
                                     --------------------------      -----------------------
                                        1998            1997           Amount       Percent
                                     ----------      ----------      ----------   ----------
                                                    (Dollar Amounts in Millions)
Finance income                       $  1,481.4      $  1,352.0      $    129.4          9.6%
Interest expense                          766.2           693.7            72.5         10.5%
                                     ----------      ----------      ----------   ----------
Net finance income                   $    715.2      $    658.3      $     56.9          8.6%
                                     ==========      ==========      ----------   ----------

AEA                                  $ 19,946.7      $ 18,029.8      $  1,916.9         10.6%
                                     ==========      ==========      ==========   ==========

Net finance income as a % of AEA           4.78%           4.87%
                                     ==========      ==========
--------------------------------------------------------------------------------------------

Finance income for the three months ended September 30, 1998 increased $47.6 million or 10.3% from the comparable 1997 period. Finance income for the nine month period ended September 30,

1998 increased $129.4 million or 9.6% from the comparable 1997 period. As a percentage of AEA, finance income (excluding interest income relating to short-term interest-bearing deposits) was 9.74% for the third quarter and 9.76% for the nine month period ended September 30, 1998 and 9.96% and 9.91% for the respective periods in 1997.

The following table sets forth the commercial and consumer segments of finance income as a percentage of AEA.

--------------------------------------------------------------------------------
                  Three Months Ended        Nine Months Ended
                    September 30,             September 30,
                 --------------------      --------------------
                  1998         1997         1998         1997
                 -------      -------      -------      -------
Commercial        9.93%       10.15%        9.92%       10.03%
Consumer          9.23%        9.31%        9.32%        9.51%
--------------------------------------------------------------------------------

The decline in the commercial segment finance income as a percentage of commercial AEA for the three and nine months ended September 30, 1998 reflects the 1998 decline in market interest rates and the highly competitive marketplace. The decline in the consumer segment finance income as a percentage of consumer AEA for the three and nine months ended September 30, 1998 reflects lower 1998 market interest rates and, for the nine months ended September 30, 1998, the sale of certain higher yielding high loan-to-value loans (with higher credit risk characteristics) during the second quarter of 1997.

Interest expense for the three months ended September 30, 1998 increased $26.8 million or 11.3% from the comparable 1997 period, and for the nine month period ended September 30, 1998, increased $72.5 million or 10.5% from the same period in 1997. As a percentage of AEA, interest expense (excluding interest expense relating to short-term interest-bearing deposits and dividends related to the Company's preferred capital securities) for the third quarter of 1998 decreased to

4.97% from 5.04% for the comparable period of 1997 and decreased to 4.98% from 5.04% for the nine month periods ended September 30, 1998 and 1997, respectively.

The Company seeks to mitigate interest rate risk by matching the repricing characteristics of its assets with its liabilities. This strategy is, in part, accomplished through the use of interest rate swaps. A comparative analysis of the weighted average principal outstanding and interest rates paid on the Company's debt for the three and nine month periods ended September 30, 1998 and 1997, before and after giving effect to interest rate swaps, is shown in the following tables.

-------------------------------------------------------------------------------------------------------
                                                         Three Months Ended September 30, 1998
                                                         -------------------------------------
                                                    Before Swaps                      After Swaps
                                              ------------------------         ------------------------
                                                              (Dollar Amounts in Millions)
Commercial paper and variable rate senior
 notes                                        $ 9,952.1          5.61%         $ 7,322.7          5.55%
Fixed rate senior and subordinated notes        7,074.4          6.29%           9,703.8          6.38%
                                              ---------                        ---------
Composite                                     $17,026.5          5.89%         $17,026.5          6.02%
                                              =========                        =========

                                                      Three Months Ended September 30, 1997
                                              ----------------------------------------------------
                                                    Before Swaps                  After Swaps
                                              -----------------------       ----------------------
Commercial paper and variable rate senior
 notes                                        $  9,560.3        5.67%       $  6,348.2       5.60%
Fixed rate senior and subordinated notes         5,550.4        6.51%          8,762.5       6.50%
                                              ----------                    ----------
Composite                                     $ 15,110.7        5.98%       $ 15,110.7       6.12%
                                              ==========                    ==========
-------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                                        Nine Months Ended September 30, 1998
                                              -------------------------------------------------------
                                                     Before Swaps                   After Swaps
                                              -----------------------        ------------------------
                                                            (Dollar Amounts in Millions)
Commercial paper and variable rate senior
 notes                                        $ 9,343.8         5.62%        $ 6,756.0         5.57%
Fixed rate senior and subordinated notes        7,062.7         6.35%          9,650.5         6.43%
                                              ---------                      ---------
Composite                                     $16,406.5         5.93%        $16,406.5         6.08%
                                              =========                      =========

                                                     Nine Months Ended September 30, 1997
                                              -----------------------------------------------------
                                                    Before Swaps                   After Swaps
                                              ----------------------         ----------------------
Commercial paper and variable rate senior
 notes                                        $ 9,726.8        5.59%         $ 6,419.9        5.52%
Fixed rate senior and subordinated notes        5,212.4        6.54%           8,519.3        6.51%
                                              ---------                      ---------
Composite                                     $14,939.2        5.92%         $14,939.2        6.09%
                                              =========                      =========
-----------------------------------------------------------------------------------------------------

The Company's interest rate swaps principally convert floating rate debt to fixed interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The weighted average composite rate after swaps increased from the before swaps composite interest rate in each period, primarily because a larger proportion of the Company's debt, after giving effect to interest rate swaps, was subject to a fixed interest rate. However, the weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred had the Company chosen to manage interest rate risk without the use of such swaps.

FEES AND OTHER INCOME

For the three months ended September 30, 1998, fees and other income totaled $69.0 million, a decrease of $9.9 million (12.5%) over the comparable 1997 period, principally due to lower securitization gains, partially offset by higher servicing fees and gains on the sale of equipment coming off lease. Fees and other income totaled $196.1 million for the nine months ended September 30, 1998, an increase of $10.1 million (5.4%) over the comparable 1997 period. This increase reflects higher servicing and commercial fee based business and gains on the sale of equipment coming off lease, partially offset by lower securitization gains. The following table sets forth the components of fees and other income.

----------------------------------------------------------------------------------------
                                                 Three Months Ended   Nine Months Ended
                                                    September 30,        September 30,
                                                 ------------------   ------------------
                                                   1998      1997       1998       1997
                                                  ------    ------     ------     ------
                                                       (Dollar Amounts in Millions)
Factoring commissions                             $ 24.8    $ 26.0     $ 70.4     $ 69.4
Fees and other income                               24.9      19.5       69.0       53.8
Gains on sales of leasing equipment                 11.4       7.9       35.2       27.0
Gains on securitizations                             7.3      21.5       12.5       23.8
Gains on sales of venture capital investments        0.6       4.0        9.0       12.0
                                                  ------    ------     ------     ------
                                                  $ 69.0    $ 78.9     $196.1     $186.0
                                                  ======    ======     ======     ======
----------------------------------------------------------------------------------------

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

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and general operating expenses increased by $1.7 million or 1.6% to $105.3 million in the third quarter of 1998 from $103.6 million in the comparable 1997 period. For the nine month period ended September 30, 1998, salaries and general operating expenses decreased by $3.1 million or 1.0% to $311.0 million from $314.1 million in the comparable 1997 period. Included in the nine months ended September 30, 1997 are certain nonrecurring expenses relating to a long-term incentive plan ("LTIP") and a provision for vacant leased office space. The LTIP was subsequently terminated in connection with the Company's 1997 fourth quarter public common stock offering and was replaced with a stock-based compensation plan. Excluding these nonrecurring expenses, salaries and general operating expenses increased 2.3% to $311.0 million for the nine month period ended September 30, 1998.

Management monitors productivity via the efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA"). These ratios, excluding the 1997 nonrecurring pretax gain and expenses previously described, are set forth in the following table.

-------------------------------------------------------------------------------------------
                                              Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                              -------------------      --------------------
                                               1998         1997         1998         1997
                                              ------      -------      -------      -------
Efficiency ratio                               39.2%        40.2%        40.1%        42.0%
Salaries and general operating expenses
 as a percentage of AMA                        1.82%        1.86%        1.86%        2.05%

-------------------------------------------------------------------------------------------

The improvement in the ratios reflects the ability of the Company to leverage its existing infrastructure and the success of continuing productivity initiatives.

RESERVE AND PROVISION FOR CREDIT LOSSES/CREDIT QUALITY

The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including chargeoffs, past due loans, and nonperforming assets. The reserve increased, principally due to growth in the finance receivable portfolio, by $22.3 million to $257.9 million (1.32% of finance receivables) at September 30, 1998 from $235.6 million (1.33% of finance receivables) at December 31, 1997. The ratio of the consolidated reserve for credit losses to trailing twelve-month net credit losses increased to 3.27 times at September 30, 1998 from 2.33 times at December 31, 1997.

The provision for credit losses in both 1998 periods declined from the corresponding 1997 periods primarily due to lower net commercial credit losses. The provision for credit losses for the third quarter of 1998 was $30.6 million, down from $35.8 million in the third quarter of 1997, and for the nine months ended September 30, 1998 was $75.0 million, down from $91.8 million for the same period of 1997.

For the quarter ended September 30, 1998, net credit losses declined to $21.6 million from $24.6 million for the same period last year. For the nine months ended September 30, 1998, net credit losses declined to $58.0 million from $80.1 million for the same period of 1997. Net commercial credit losses declined in 1998 as a result of lower chargeoffs and higher recoveries.

The following table sets forth commercial and consumer segment net credit losses.

------------------------------------------------------------------------------------------------------
                                                    Three Months Ended September 30,
                                    ------------------------------------------------------------------
                                                1998                                1997
                                    ------------------------------     -------------------------------
                                    Total    Commercial   Consumer     Total      Commercial  Consumer
                                    -----    ----------   --------     -----      ----------  --------
                                                              (Dollar Amounts in Millions)
Net credit losses                  $ 21.6      $ 11.0      $ 10.6      $ 24.6      $ 15.2      $  9.4
Net credit losses as a
 percentage of average finance
 receivables,  excluding
 consumer finance receivables
 held for sale (annualized)          0.46%       0.30%       1.08%       0.57%       0.43%       1.17%
------------------------------------------------------------------------------------------------------

                                                     Nine Months Ended September 30,
                                    ------------------------------------------------------------------
                                                1998                                 1997
                                    ------------------------------     -------------------------------
                                    Total    Commercial   Consumer     Total      Commercial  Consumer
                                    -----    ----------   --------     -----      ----------  --------
                                                       (Dollar Amounts in Millions)
Net credit losses                  $ 58.0      $ 26.1      $ 31.9      $ 80.1      $ 53.4      $ 26.7
Net credit losses as a
 percentage of average finance
 receivables,  excluding
 consumer finance receivables
 held for sale (annualized)          0.42%       0.24%       1.12%       0.63%       0.52%       1.11%

-------------------------------------------------------------------------------------------------------------------------

As a percentage of average consumer managed finance receivables, consumer net credit losses were 0.87% during the third quarter and 0.89% for the first nine months of 1998, relatively unchanged from the same periods in 1997.

PAST DUE AND NONPERFORMING ASSETS

The following table sets forth certain information concerning past due and total nonperforming assets (and the related percentages of finance receivables) at September 30, 1998 and December 31, 1997.

----------------------------------------------------------------------
                               At September 30,      At December 31,
                                     1998                  1997
                               -----------------    ------------------
                                    (Dollar Amounts in Millions)
Finance receivables, past due
 60 days or more
  Commercial                   $195.2       1.26%   $168.9       1.20%
  Consumer                      131.3       3.30%    127.7       3.48%
                               ------     ------    ------     ------
    Total                      $326.5       1.67%   $296.6       1.67%
                               ======     ======    ======     ======

Total nonperforming assets
  Commercial                   $145.6       0.94%   $105.5       0.75%
  Consumer                      116.3       2.92%    101.9       2.78%
                               ------     ------    ------     ------
    Total                      $261.9       1.34%   $207.4       1.17%
                               ======     ======    ======     ======

----------------------------------------------------------------------

Total nonperforming assets include both commercial and consumer finance receivables on nonaccrual status and assets received in satisfaction of loans.

OPERATING LEASE EQUIPMENT

The operating lease equipment portfolio was $2.4 billion at September 30, 1998, up 25.7% from December 31, 1997 and up 42.9% from September 30, 1997. This growth was primarily in rail transport and commercial aircraft equipment. Depreciation for the nine month period ended September 30, 1998 was $121.4 million, up from $108.3 million for the same period in 1997 due to growth in the portfolio, and depreciation for the third quarter of 1998 was $42.7 million, relatively unchanged from the same period in 1997.

From time to time, financial or operational difficulties may adversely affect future payments to the Company relating to certain operating lease equipment. At September 30, 1998, operators of certain aircraft assets and operations at an oil refinery were subject to such difficulties. The approximate aggregate carrying value of these assets was $47.9 million. The Company does not believe these difficulties will have a material adverse effect on its consolidated financial position or results of operations.

INCOME TAXES

The effective income tax rates for the 1998 and 1997 third quarters were 35.0% and 36.4%, respectively, and for the nine month periods ended September 30, 1998 and 1997 were 35.4% and 36.5%, respectively. The decreases in the effective tax rate for the three and nine months ended September 30, 1998 were a result of lower state and local income taxes.

FINANCING AND LEASING ASSETS

Managed assets grew $3,079.0 million (13.8%) to $25.4 billion. Financing and leasing assets increased $2,877.7 million (14.4%) to $22.8 billion, as presented in the following table.

------------------------------------------------------------------------------------------------------------------
                                                  At September 30,  At December 31,              Change
                                                       1998               1997          Amount            Percent
                                                  ----------------  ---------------    ---------         ---------
                                                                    (Dollar Amounts in Millions)
COMMERCIAL
Equipment Financing and Leasing
Equipment Financing
  Finance receivables                                $ 8,060.3        $ 7,403.4        $   656.9               8.9%
  Operating lease equipment, net                         676.7            623.8             52.9               8.5%
                                                     ---------        ---------        ---------         ---------
Total Equipment Financing                              8,737.0          8,027.2            709.8               8.8%
                                                     ---------        ---------        ---------         ---------

Capital Finance(1)
  Finance receivables                                  2,131.8          2,400.7           (268.9)            (11.2%)
  Operating lease equipment, net                       1,718.3          1,281.8            436.5              34.1%
                                                     ---------        ---------        ---------         ---------
Total Capital Finance                                  3,850.1          3,682.5            167.6               4.6%
                                                     ---------        ---------        ---------         ---------

Factoring
  Commercial Services                                  2,762.1          2,113.1            649.0              30.7%
                                                     ---------        ---------        ---------         ---------
Commercial Finance
  Business Credit                                      1,545.5          1,247.9            297.6              23.8%
  Credit Finance                                       1,049.9            889.8            160.1              18.0%
                                                     ---------        ---------        ---------         ---------
Total Commercial Finance                               2,595.4          2,137.7            457.7              21.4%
                                                     ---------        ---------        ---------         ---------
  Total commercial                                    17,944.6         15,960.5          1,984.1              12.4%
                                                     ---------        ---------        ---------         ---------

CONSUMER
Consumer Finance                                       2,123.7          1,992.3            131.4               6.6%
Sales Financing                                        2,681.4          1,940.7            740.7              38.2%
                                                     ---------        ---------        ---------         ---------
  Total consumer                                       4,805.1          3,933.0            872.1              22.2%
                                                     ---------        ---------        ---------         ---------
OTHER - EQUITY INVESTMENTS                                87.3             65.8             21.5              32.7%
                                                     ---------        ---------        ---------         ---------
  Total financing and leasing assets                  22,837.0         19,959.3          2,877.7              14.4%
                                                     ---------        ---------        ---------         ---------
Consumer finance receivables previously
securitized and currently managed by the Company
Consumer Finance                                         661.2            453.8            207.4              45.7%
Sales Financing                                        1,925.7          1,931.8             (6.1)             (0.3%)
                                                     ---------        ---------        ---------         ---------
                                                       2,586.9          2,385.6            201.3               8.4%
                                                     ---------        ---------        ---------         ---------
Total managed assets                                 $25,423.9        $22,344.9        $ 3,079.0              13.8%
                                                     =========        =========        =========         =========
------------------------------------------------------------------------------------------------------------------

(1) Capital Finance's liquidating portfolio, consisting primarily of oceangoing maritime and project finance, decreased to $497.5 million at September 30, 1998 from $675.2 million at December 31, 1997.

Growth in the equipment financing and leasing businesses was generated by strong originations in aerospace and rail supplemented by the purchase of a telecommunications leasing portfolio of approximately $240 million. Commercial Services growth was primarily due to seasonally higher factoring volume and client borrowings. The growth in the commercial finance portfolio resulted from higher 1998 new business generation.

Consumer managed assets increased to $7.4 billion at September 30, 1998 from $6.3 billion at December 31, 1997, up 17.0%. The increase resulted from strong 1998 originations, particularly in the home equity, recreation vehicle and recreational boat products.

FINANCING AND LEASING ASSETS COMPOSITION
The Company's ten largest financing and leasing asset accounts at September 30, 1998 in the aggregate accounted for 4.5% of the Company's total financing and leasing assets. All ten of such accounts are commercial accounts and are secured by equipment, accounts receivable or inventory.

GEOGRAPHIC COMPOSITION
The following table presents financing and leasing assets by customer location.

-----------------------------------------------------------------------------------------------------------------------
                                                      At September 30,1998              At December 31, 1997
                                                 -------------------------------   -------------------------------
                                                      Amount        Percent            Amount         Percent
                                                                   (Dollar Amounts in Millions)
United States
  West                                             $ 5,240.7        22.9%          $     4,642.1        23.3%
  Northeast                                          5,117.5        22.4                 4,501.9        22.6
  Midwest                                            4,878.5        21.4                 4,290.0        21.5
  Southeast                                          3,313.1        14.5                 2,802.9        14.0
  Southwest                                          2,782.8        12.2                 2,360.7        11.8
Foreign (principally commercial aircraft)            1,504.4         6.6                 1,361.7         6.8
                                                  ----------       -----           -------------       -----
  Total                                            $22,837.0       100.0%          $    19,959.3       100.0%
                                                  ==========       =====           =============       =====
-----------------------------------------------------------------------------------------------------------------------

The Company's managed asset geographic diversity does not differ significantly from its owned asset geographic diversity. The Company's financing and leasing asset portfolio is diversified by state. At September 30, 1998, only California (12.2%), Texas (8.3%), and New York (8.2%) accounted for more than 5.0% of financing and leasing assets.

INDUSTRY COMPOSITION
The following table presents financing and leasing assets by major industry class.

-------------------------------------------------------------------------------------------------------------------------
                                                    At September 30, 1998                  At December 31, 1997
                                               ---------------------------------      -------------------------------
                                                    Amount          Percent               Amount         Percent
                                                                   (Dollar Amounts in Millions)
Manufacturing(1) (none greater than 4.4%)        $  4,959.5          21.7%            $     4,440.4       22.2%
Commercial airlines(2)                              2,262.8           9.9                   2,077.6       10.4
Retail                                              2,194.5           9.6                   1,807.5        9.1
Home mortgage(3)                                    2,123.7           9.3                   1,992.3       10.0
Construction equipment                              1,916.1           8.4                   1,791.4        9.0
Transportation(4)                                   1,474.8           6.5                   1,283.7        6.4
Manufactured housing(5)                             1,321.5           5.8                   1,125.7        5.6
Other (none greater than 3.8%)(6)                   6,584.1          28.8                   5,440.7       27.3
                                                  ---------        ------             -------------     ------
Total                                             $22,837.0         100.0%            $    19,959.3      100.0%
                                                  =========        ======             =============     =====

(1) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products and other industries.

(2) See "--Concentrations" below for a discussion of the commercial airline portfolio.

(3) On a managed asset basis, home mortgage outstandings were $2.8 billion or 11.0% of managed assets at September 30, 1998 as compared with $2.4 billion or 10.9% at December 31, 1997.

(4) Includes rail, bus, over-the-road trucking and business aircraft.

(5) On a managed asset basis, manufactured housing outstandings were $1.6 billion or 6.4% of managed assets at September 30, 1998 as compared to $1.5 billion or 6.5% at December 31, 1997.

(6) On a managed asset basis, recreation vehicle outstandings were $1.8 billion or 7.0% of managed assets at September 30, 1998 as compared to $1.6 billion or 7.2% at December 31, 1997. On a managed asset basis, recreational boat outstandings were $1.0 billion or 3.8% of managed assets at September 30, 1998 as compared to $0.7 billion or 3.1% of managed assets at December 31, 1997.

CONCENTRATIONS

Commercial Airline Industry

Commercial airline financing and leasing assets totaled $2.3 billion (9.9%) of total financing and leasing assets at September 30, 1998, up from $2.1 billion at December 31, 1997. The portfolio is secured by commercial aircraft and related equipment. Given improved industry performance, in 1997 the Company decided to grow this portfolio while continuing to control the size of the portfolio relative to the Company's total financing and leasing assets.

The following table presents information about the commercial airline industry portfolio. See also "Operating Lease Equipment".

--------------------------------------------------------------------------------------------------------------------------
                                                        At September 30, 1998              At December 31, 1997
                                                   --------------------------------    ------------------------------
Finance Receivables                                                   (Dollar Amounts in Millions)
  Amount outstanding(1)                                 $1,253.9                                   $ 1,254.9
  Number of obligors                                        54                                          54
Operating Lease Equipment, net
  Net carrying value                                    $1,008.9                                   $   822.7
  Number of obligors                                        33                                          33

Total                                                   $2,262.8                                    $2,077.6
Number of obligors(2)                                       67                                          67
Number of aircraft(3)                                      212                                         225


(1) Includes accrued rents on operating leases that are classified as finance receivables in the Company's Consolidated Balance Sheets.

(2) Certain obligors are obligors under both finance receivable and operating lease transactions.

(3) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules that phase out the use of Stage II aircraft in the United States by the year 2000. Similar restrictions in Europe phase out the use of Stage II aircraft by the year 2001. At September 30, 1998, the portfolio consisted of Stage III aircraft of $2,167.9 million (96.0%) and Stage II aircraft of $69.8 million (3.1%), versus Stage III aircraft of $1,933.5 million (93.1%) and Stage II aircraft of $115.7 million (5.6%) at year-end 1997.

Foreign Outstandings.

The Company is primarily a domestic lender, with foreign exposures limited mainly to the commercial airline industry. Financing and leasing assets to foreign obligors are all U.S. dollar denominated and totaled $1.5 billion at September 30, 1998 and $1.4 billion at December 31, 1997. The largest exposures at September 30, 1998 were to obligors in France, $128.6 million (0.56% of financing and leasing assets), Mexico, $120.3 million (0.53%), Canada, $107.3 million (0.47%), and Ireland, $105.2 million (0.46%). The remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than $100 million.

Highly Leveraged Transactions ("HLTs")

The Company uses the following criteria to classify a buyout financing or recapitalization which equals or exceeds $20 million as an HLT:

                  - The transaction at least doubles the borrower's liabilities and results in a leverage ratio (as defined) higher than 50%, or

                  - The transaction results in a leverage ratio higher than 75%, or

                  - The transaction is designated as an HLT by a syndication agent.

HLTs which the Company originated and in which it participated totaled $550.1 million (2.4% of financing and leasing assets) at September 30, 1998 up from $341.1 million (1.7%) at December 31, 1997. The increase in HLT outstandings during the nine months ended 1998 was due to new originations. The Company's HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flows from operations. Unfunded commitments to lend in secured HLT situations were $246.2 million at September 30, 1998, compared with $165.5 million at year-end 1997.

YEAR 2000 COMPLIANCE

Institutions around the world are reviewing and modifying their computer systems to ensure they are Year 2000 compliant. The issue, in general terms, is that many existing computer systems and microprocessors with date-based functions (including those in non-information technology equipment and systems) use only two digits to identify a year in the date field with the assumption that the first two digits of the year are always "19". Consequently, on January 1, 2000, computers that are not Year 2000 compliant may read the year as 1900. Systems that calculate, compare or sort using the incorrect date may malfunction.

The Company is continuing to address the Year 2000 issue as it relates to the Company's systems and its business. The Company has developed a comprehensive Year 2000 project to remediate its information technology ("IT") systems and to address Year 2000 issues in its non-IT systems. The process of remediation includes the following phases:

         -        Planning

         -        Assessing

         -        Designing (as necessary)

         -        Programming (as necessary)

         -        Testing

The Company has categorized its IT systems as high, medium or low priority with respect to its ability to conduct business. As of September 30, 1998, the Company had successfully completed the planning and assessing phases for all of its IT systems and:

         -        the designing phase for 100% of its high and medium priority
                  IT systems

         - the programming phase for more than 80% of its high and medium priority IT systems

         - the testing phase for more than 50% of its high and medium priority IT systems.

The Company estimates that, at September 30, 1998, its Year 2000 project was approximately 70% completed for its high and medium priority IT systems. The remaining 30% is scheduled to be completed by the end of the first quarter of 1999.

A majority of the software used in the Company's IT systems is provided by outside vendors. Approximately 95% of the Company's vendor provided software or software upgrades have been designated by the software vendor as Year 2000 compliant. The Company has implemented a Year 2000 contingency plan to address vendor-supplied software which does not meet the Company's Year 2000 compliance deadlines.

In addition, the Company is currently formulating a contingency plan for business continuation in the event of Year 2000 systems failures. This contingency plan will be based upon the Company's existing disaster recovery plan with modifications for Year 2000 risks. The Company expects to complete its IT systems contingency plan by June 1999.

The Company's non-IT systems used to conduct business at its facilities consist primarily of office equipment (other than computer and communications equipment) and other equipment at the Company's leased office facilities. The Company has inventoried its non-IT systems and has sent Year 2000 questionnaires to its office equipment vendors and landlords to determine the status of their Year 2000 readiness.

Since 1997, the Company has been actively communicating with third parties concerning the status of their Year 2000 readiness by, among other things, sending written Year 2000 inquiries. These third parties include the Company's borrowers, obligors, banks, investment banks, investors, vendors, manufacturers, landlords and suppliers of telecommunication services and other utilities. As part of the process of evaluating our options and attempting to mitigate third party risks, the Company is collecting and analyzing information from third parties. It is difficult to predict the effect of such third party non-readiness on the business of the Company.

Significant Year 2000 failures in the Company's systems or in the systems of third parties (or third parties upon whom they depend) would have a material adverse effect on the Company's financial condition and results of operations. The Company believes that its reasonably likely worst case Year 2000 scenario is
(i) a material increase in the Company's credit losses due to Year 2000 problems for the Company's borrowers and obligors and (ii) disruption in financial markets causing liquidity stress to the Company. The magnitude of these potential credit losses or disruption cannot be determined at this time.

For the remainder of 1998 and through March 1999, the Company will continue with the remediation and testing of its IT systems. The Company will continue to develop contingency plans and to evaluate third party Year 2000 risks, and will take further steps designed to reduce its exposure to these risks.

The total cost of the Company's Year 2000 project is expected to be approximately $8 million, of which approximately $5 million has been incurred as of September 30, 1998. This amount includes the costs of additional hardware, software and technology consultants, as well as the cost of the Company's systems professionals dedicated to achieving Year 2000 compliance for the Company's IT systems. The Company has included the cost of the Year 2000 project in its annual budgets for information technology. The Company has postponed some non-Year 2000 IT expenditures and initiatives until after 2000 in order to concentrate resources on the Year 2000 issue. The Company does not expect that this will have a material effect on the Company's financial condition and results of operations.

LIQUIDITY

The Company manages liquidity risk by monitoring the relative maturities of assets and liabilities and by borrowing funds, primarily in the U.S. money and capital markets. Such cash is used to fund asset growth (including the bulk purchase of finance receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis. The primary sources of funding are commercial paper borrowings, medium-term notes, other term debt securities and asset-backed securitizations.

During the first nine months of 1998, commercial paper outstanding increased by $1.5 billion from $5.6 billion at December 31, 1997 to $7.1 billion at September 30, 1998. During this period, the Company issued $4.4 billion of term debt ($1.5 billion in the third quarter), including $2.9 billion of variable-rate debt and $1.5 billion of fixed-rate debt; whereas repayments of term debt totaled $3.4 billion. At September 30, 1998, $7.3 billion of registered, but unissued, debt securities remained available under shelf registration statements, including $2.0 billion of European Medium-Term Notes.

At September 30, 1998, commercial paper borrowings were supported by $5.0 billion of committed revolving credit-line facilities, representing 70.7% of operating commercial paper outstanding (commercial paper outstanding less short-term interest-bearing deposits). No borrowings have been made under credit lines supporting commercial paper since 1970.

The Company continues to access the public and private asset-backed securitization markets as an additional liquidity source. For the nine months ended September 30, 1998, the Company securitized $741.5 million of recreation vehicle and home equity finance receivables, including $341.4 million of home equity finance receivables during the third quarter. At September 30, 1998, $2.0 billion of registered, but unissued, securities relating to the Company's asset-backed securitization program remained available under shelf registration statements.

CAPITALIZATION

The following table presents information regarding the Company's capital structure.

-------------------------------------------------------------------------------------------------------------------------
                                                                       At September 30,          At December 31,
                                                                               1998                    1997
                                                                         ------------------      ------------------
                                                                                (Dollar Amounts in Millions)
Commercial paper                                                           $  7,079.1               $    5,559.6
Term debt                                                                    10,728.0                    9,755.3
                                                                           ----------               ------------
Total debt                                                                   17,807.1                   15,314.9
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely debentures
 of the Company                                                                 250.0                      250.0
Stockholders' equity                                                          2,639.6                    2,432.9
                                                                           -----------              ------------
Total capitalization                                                       $ 20,696.7               $   17,997.8
                                                                           ==========               ============
Total debt to stockholders' equity and Company-
 obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely debentures of the Company                       6.16x                     5.71x
Total debt and Company-obligated mandatorily
 redeemable preferred securities of subsidiary trust holding
 solely debentures of the Company to stockholders' equity                        6.84x                     6.40x
-------------------------------------------------------------------------------------------------------------------------

The Company believes that it is well capitalized and that its capital structure is adequate to support anticipated growth.

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data.

-------------------------------------------------------------------------------------------------
                                                                        Nine Months Ended
                                                                           September 30,
                                                                    1998                  1997
                                                                ----------             ----------
Finance income(1)                                                     9.76%                  9.91%
Interest expense(1)                                                   4.98                   5.04
                                                                ----------             ----------
  Net finance income                                                  4.78                   4.87

Fees and other income                                                 1.31                   1.38

Gain on sale of equity interest acquired in
 loan workout                                                           --                   0.43
                                                                ----------             ----------

  Operating revenue                                                   6.09                   6.68
                                                                ----------             ----------

Salaries and general operating expenses                               2.08                   2.32

Provision for credit losses                                           0.50                   0.68

Depreciation on operating lease equipment                             0.81                   0.80

Minority interest in subsidiary trust holding solely
 debentures of the company                                            0.10                   0.09
                                                                ----------             ----------

  Operating expenses                                                  3.49                   3.89
                                                                ----------             ----------

Income before provision for income taxes                              2.60                   2.79

Provision for income taxes                                            0.92                   1.02
                                                                ----------             ----------

  Net income                                                          1.68%                  1.77%
                                                                ==========             ==========

Average earning assets (in millions)                            $ 19,946.7             $ 18,029.8
                                                                ==========             ==========

(1)Excludes interest income and interest expense relating to short-term interest-bearing deposits.

                           PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibit 12 - Computation of Ratios of Earnings to Fixed
                  Charges.

             (b)  Exhibit 27 - Financial Data Schedule

             (c) A Form 8-K report dated July 22, 1998 was filed with the
                 Commission reporting the Company's announcement of financial results for the quarter ended June 30, 1998.

                 A Form 8-K report dated July 29, 1998 was filed with the Commission reporting certain computational materials related to CIT Home Equity Loan Trust 1998-1.

                 A Form 8-K report dated August 27, 1998 was filed with the Commission reporting the Company's announcement of a stock repurchase program for 2,000,000 shares to provide for the employee stock option plan.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  The CIT Group, Inc.
                                                  ------------------------------
                                                  (Registrant)



                                              BY /s/ J. M. Leone
                                                  J. M. Leone
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (duly authorized and principal
                                                  accounting officer)


DATE: October 26, 1998