Form 10-K
period 1998-12-31
CIT GROUP INC
filed 1999-03-19
CIK 20388

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

                 For the fiscal year ended December 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________________ to

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

                                   ----------

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
          Title of each class                              which registered
          -------------------                           ------------------------
Class A Common Stock, par value $0.01 per share........  New York Stock Exchange
5 7/8% Notes Due October 15, 2008......................  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _____.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of the Class A Common Stock ($29.50 per share) on February 26, 1999, was $2,349,107,745. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant. At February 26, 1999, 162,114,331 shares of the Company's Class A Common Stock, par value $0.01 per share, were outstanding.

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to stockholders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

                                      None

================================================================================

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                     Part I

Item 1.  Business .........................................................    1
            Overview ......................................................    1
            Industry Concentration ........................................    8
            Competition ...................................................    8
            Regulation ....................................................    8
Item 2.  Properties .......................................................   10
Item 3.  Legal Proceedings ................................................   10
Item 4.  Submission of Matters to a Vote of Security Holders ..............   10

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters ...........................................   11
Item 6.  Selected Financial Data ..........................................   12
Item 7.  Management's Discussion and Analysis of Financial
and         Condition and Results of Operations ...........................   14
Item 7A. Quantitative and Qualitative Disclosure about
            Market Risk ...................................................   14
Item 8.  Financial Statements and Supplementary Data ......................   29
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ...........................   57

                                    Part III

Item 10. Directors and Executive Officers of the Registrant ...............   58
Item 11. Executive Compensation ...........................................   60
Item 12. Security Ownership of Certain Beneficial Owners
            and Management ................................................   65
Item 13. Certain Relationships and Related Transactions ...................   67

                                     Part IV

Item 14. Exhibits, Financial Statement Schedule and Reports
            on Form 8-K....................................................   69

                           Forward-Looking Statements

      Certain statements contained in this filing are forward-looking statements
concerning  our  operations,   economic  performance  and  financial  condition.
Forward-looking statements are included, for example, in the discussions about:

      o     our liquidity,
      o     our credit risk management,
      o     our asset/liability risk management,
      o     our operational and legal risks,
      o     Year 2000 issues, and
      o     how we may be affected by certain legal proceedings.

      These statements involve risks and uncertainties that may be difficult to predict. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

      o     economic conditions and trends,
      o changes in market interest rates, in the relationship between short-term rates and long-term rates, or in the relationship between different interest rate indices,
      o     industry cycles and trends,
      o changes in the market for equipment and other collateral due to market conditions, oversupply, obsolescence or other factors,
      o     disruptions in the commercial paper or capital markets,
      o     changes in laws or regulations, and
      o     competitive conditions and trends.

                                     PART I

Item 1. Business

OVERVIEW

      The CIT Group, Inc., ("we," "our," "us," or "CIT"), a Delaware corporation, is a leading diversified finance organization with over $26 billion of managed assets at December 31, 1998. We offer secured commercial and consumer financing primarily in the United States to smaller, middle-market and larger businesses and to individuals through a nationwide distribution network. We commenced operations in 1908 and have developed a broad array of "franchise" businesses that focus on specific industries, asset types and markets, which are balanced by client, industry and geographic diversification. Our principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and our telephone number is (212) 536-1390.

      Our business focus is commercial and consumer finance and we offer a broad array of products to our customers, including loans and leases. We operate through three business segments:

      o     Equipment Financing and Leasing
      o     Commercial Finance
      o     Consumer

      Each segment conducts its operations through strategic business units which market its products and services to satisfy the financing needs of specific customers, industries and markets.

      Our business segments are described in greater detail below.

Recent Developments

      On March 8, 1999, we announced that we would acquire Newcourt Credit Group, Inc. ("Newcourt") in an exchange of common stock. Under the terms of the transaction, which will be accounted for on a purchase basis, 0.92 shares of our common stock will be exchanged for each outstanding share of Newcourt common stock. Based upon the closing price of $30.75 on March 5, 1999, the value of the acquisition is approximately $4.2 billion. Following the acquisition, CIT stockholders will own 54% of the combined company and Newcourt stockholders will own 46%. The transaction is expected to close during the third quarter of 1999, and is conditioned upon, among other things, regulatory and stockholder approval.

      Newcourt is headquartered in Toronto, Canada and its stock is traded on the New York, Toronto, and Montreal Stock Exchanges. Newcourt is an independent, non-bank financial services enterprise with operations primarily in the United States, Canada and Europe. Newcourt orginates, invests in and sells asset-based financings including secured loans, leases and conditional sales contracts. Newcourt's origination activities focus on the commercial and corporate finance segments of the asset-based financing market.

Common Stock

      In November 1998, The Dai-Ichi Kangyo Bank, Limited ("DKB") sold 55,000,000 shares of Class A Common Stock in a secondary public offering (the "Secondary Offering") for which it received all the proceeds. Prior to the sale, DKB converted all of its Class B Common Stock into an identical number of shares of Class A Common Stock, which is now the only class of common stock outstanding. DKB held 94.4% of the combined voting power and 77.2% of the economic interest of all of our outstanding common stock prior to the sale. At December 31, 1998, DKB held 43.8% of the voting power and economic interest of our outstanding common stock.

      In November 1997, we issued 36,225,000 shares of Class A Common Stock in an initial public offering (the "IPO"). Prior to the IPO, DKB owned 80% of our issued and outstanding stock, and The Chase Manhattan Corporation, ("Chase") owned the remaining 20% common stock interest. DKB had an option expiring December 15, 2000 to purchase the remaining 20% common stock interest from Chase. In November 1997, we purchased DKB's option at its fair market value, exercised the option to purchase the stock held by Chase and recapitalized by converting the outstanding common stock to 157,500,000 shares of Class B Common Stock. Twenty percent of the Class B Common Stock shares (which had five votes per share) were converted to Class A Common Stock shares (which has one vote per share) and, in addition to an underwriter's overallotment option, were issued in the IPO. The issuance of Class A Common Stock pursuant to the underwriter's overallotment resulted in an increase to stockholders' equity of $117.7 million.

Commercial Segments

      Our commercial operations are diverse and provide a wide range of financing and leasing products to small, midsize and larger companies across a wide variety of industries, including aerospace, retailing, construction, rail, machine tool, business aircraft, apparel, textiles, electronics and technology, chemicals, manufacturing, and transportation. The secured lending, leasing and factoring products of our commercial operations include direct loans and leases, operating leases, leveraged and single investor leases, secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing, and acquisition and expansion financing.

      The following table sets forth the financing and leasing assets of our commercial operations at December 31 of each of the years in the five-year period ended December 31, 1998.

                                                                      December 31,
                                          --------------------------------------------------------------------
                                            1998           1997           1996          1995           1994
                                            ----           ----           ----          ----           ----
                                                                   Dollars in Millions

Equipment Financing and Leasing ......    $13,367.0      $11,709.7     $11,321.6     $10,591.6      $ 9,631.1
Commercial Finance ...................      4,996.2        4,250.8       3,838.1       3,973.0        4,057.9
                                          ---------      ---------     ---------     ---------      ---------
                                          $18,363.2      $15,960.5     $15,159.7     $14,564.6      $13,689.0
                                          =========      =========     =========     =========      =========

      Commercial transactions are generated through direct calling efforts with borrowers, lessees, equipment end-users, manufacturers and distributors and through referral sources and other intermediaries. In addition, our strategic business units jointly structure transactions and refer or cross-sell transactions to other CIT units to best meet customers' overall financing needs. Our marketing efforts are supplemented by the Multi-National Marketing Group, which promotes our products to the U.S. subsidiaries of foreign corporations in need of asset-based financing, developing business through referrals from DKB and through direct calling efforts. We also buy and sell participations in and syndications of finance receivables and/or lines of credit. In addition, from time to time in the normal course of business, we purchase finance receivables in bulk to supplement our originations and sell selected finance receivables and equipment under operating leases for risk management and/or other balance sheet management purposes.

Equipment Financing and Leasing

      Our Equipment Financing and Leasing operations had total financing and leasing assets of $13.4 billion at December 31, 1998, representing 56.4% of total financing and leasing assets. We conduct our Equipment Financing and Leasing operations through two strategic business units:

      o The CIT Group/Equipment Financing ("Equipment Financing"), offers secured equipment financing and leasing and focuses on the broad distribution of its products through manufacturers, dealers/distributors, intermediaries and direct calling efforts primarily with the construction, transportation and machine tool industries.

      o The CIT Group/Capital Finance ("Capital Finance") offers secured equipment financing and leasing and focuses on the direct marketing of customized transactions, particularly operating leases, relating primarily to commercial aircraft and rail equipment.

      Equipment Financing and Capital Finance personnel have extensive expertise in managing equipment over its full life cycle, including purchases of new equipment, maintenance and repairs, residual value estimation and remarketing via releasing or sale. Equipment Financing's and Capital Finance's equipment and industry expertise enable them to evaluate effectively residual value risk. For example, Capital Finance can repossess commercial aircraft, if necessary, obtain any required maintenance and repairs for such aircraft, and recertify such aircraft with appropriate authorities. They manage the equipment, residual value, and/or the risk of equipment remaining idle for extended periods of time or in amounts that could materially impact profitability by locating alternative equipment users and/or purchasers. For each year in the period 1994 through 1998, Equipment Financing and Capital Finance have realized in excess of 100% of the aggregate booked residual values in connection with their equipment sales.

      The following table sets forth certain information concerning the financing and leasing assets of our Equipment Financing and Leasing segment at December 31 of each of the years in the five-year period ended December 31, 1998.

                                                                      December 31,
                                          --------------------------------------------------------------------
                                            1998           1997           1996          1995           1994
                                            ----           ----           ----          ----           ----
                                                                   Dollars in Millions

Finance receivables - loans ...........   $ 6,419.3      $ 6,091.7     $ 6,357.5     $ 6,383.4       $5,852.6
Finance receivables - leases ..........     4,173.6        3,712.4       3,562.0       3,095.2        2,910.6
Operating lease equipment, net ........     2,774.1        1,905.6       1,402.1       1,113.0          867.9
                                          ---------      ---------     ---------     ---------       --------
  Total financing and leasing
    assets ............................   $13,367.0      $11,709.7     $11,321.6     $10,591.6       $9,631.1
                                          =========      =========     =========     =========       ========

      On January 1, 1997, $1,519.2 million of financing and leasing assets and related marketing and servicing operations were transferred from Capital Finance to Equipment Financing. The transferred financing and leasing assets and operations were considered more complementary to the Equipment Financing business and the transfers were undertaken to increase Equipment Financing's nationwide market reach and further utilize its existing systems and infrastructure. The transfer also enabled Capital Finance to focus on the specialized commercial aircraft and railcar markets.

Equipment Financing

      Equipment Financing is the largest of our strategic business units with total financing and leasing assets of $9.3 billion at December 31, 1998, representing 39.1% of our total financing and leasing assets. Equipment
Financing offers secured equipment financing and leasing products, including direct secured loans, leases, revolving lines of credit, operating leases, sale and leaseback arrangements, vendor financing and specialized wholesale and retail financing for distributors and manufacturers.

      Equipment Financing is a leading nationwide asset-based equipment lender. At December 31, 1998, its portfolio included significant outstandings to customers in a number of different industries, with manufacturing being the largest as a percentage of financing and leasing assets, followed by construction and transportation. The Equipment Financing portfolio at December 31, 1998 included many different types of equipment, including construction, transportation, manufacturing equipment and business aircraft.

      Products are originated through direct calling on customers and through relationships with manufacturers, dealers/distributors and intermediaries that have leading or significant marketing positions in their respective industries. This provides Equipment Financing with efficient access to equipment end-users in many industries across a variety of equipment types.

      The  following  table  sets  forth  certain  information   concerning  the
financing and leasing assets of Equipment Financing at December 31 of each of the years in the five-year period ended December 31, 1998.

                                                                      December 31,
                                          --------------------------------------------------------------------
                                            1998           1997           1996          1995           1994
                                            ----           ----           ----          ----           ----
                                                                   Dollars in Millions

Finance receivables - loans .........      $5,683.6       $5,042.8      $3,859.0      $3,657.0       $3,081.7
Finance receivables - leases ........       2,814.0        2,360.6       1,757.8       1,272.9        1,188.0
Operating lease equipment, net ......         765.1          623.8         426.6         363.0          219.2
                                           --------       --------      --------      --------       --------
  Total financing and leasing
     assets .........................      $9,262.7       $8,027.2      $6,043.4      $5,292.9       $4,488.9
                                           ========       ========      ========      ========       ========

Capital Finance

      Capital Finance had financing and leasing assets of $4.1 billion at December 31, 1998, which represented 17.3% of our total financing and leasing assets. Capital Finance specializes in customized leasing and secured financing, including operating leases, single investor leases, equity portions of leveraged leases, sale and leaseback arrangements, as well as loans secured by equipment relating primarily to end-users of commercial aircraft and railcars. Typical Capital Finance customers are middle-market to larger-sized companies.

      Capital Finance has provided financing to commercial airlines for over 30 years. The Capital Finance aerospace portfolio includes most of the leading U.S. and foreign commercial airlines. Capital Finance has developed strong relationships with most major airlines and all major aircraft and aircraft engine manufacturers. This provides Capital Finance with access to technical information, which supports customer service and provides opportunities to finance new business.

      Capital Finance has over 25 years experience in financing the rail industry, contributing to its knowledge of asset values, industry trends, product structuring and customer needs. To strengthen its position in the rail financing market, Capital Finance formed a dedicated rail equipment group in 1994 and currently maintains relationships with several leading railcar manufacturers, and has a significant direct calling effort on all railroads and rail shipping in the United States. The Capital Finance rail portfolio includes all of the U.S. and Canadian Class I railroads and numerous shippers. The Capital Finance operating lease fleet includes primarily covered hopper cars used to ship grain and agricultural products, plastic pellets and cement; gondola cars for coal, steel coil and mill service; open hopper cars for coal and aggregates; center beam flat cars for lumber; and boxcars for paper and auto parts. Capital Finance also has a fleet of locomotives on lease to U.S. railroads.

      New business is generated by Capital Finance through:

      o direct calling efforts with equipment end-users and borrowers, including major airlines, railroads and shippers,

      o     relationships with aerospace, railcar and other manufacturers and

      o     intermediaries and other referral sources.

      The  following  table  sets  forth  certain  information   concerning  the
financing and leasing assets of Capital Finance at December 31 of each of the years in the five-year period ended December 31, 1998.

                                                                      December 31,
                                          ---------------------------------------------------------------------
                                            1998           1997           1996          1995           1994
                                            ----           ----           ----          ----           ----
                                                                  Dollars in Millions

Finance receivables - loans .........      $  735.7       $1,048.9      $2,498.5      $2,726.4       $2,770.9
Finance receivables - leases ........       1,359.6        1,351.8       1,804.2       1,822.3        1,722.6
Operating lease equipment, net ......       2,009.0        1,281.8         975.5         750.0          648.7
                                           --------       --------      --------      --------       --------
  Total financing and leasing
     assets .........................      $4,104.3       $3,682.5      $5,278.2      $5,298.7       $5,142.2
                                           ========       ========      ========      ========       ========

Commercial Finance

      At December 31, 1998, the financing and leasing assets of our Commercial Finance segment totaled $5.0 billion, representing 21.1% of total financing and leasing assets. We conduct our Commercial Finance operations through three strategic business units, all of which focus on accounts receivable and inventories as the primary source of security for their lending transactions.

      o The CIT Group/Commercial Services ("Commercial Services"), which provides secured financing as well as factoring and receivable/collection management products to companies in apparel, textile, furniture, home furnishings, and other industries.

      o     The CIT Group/Business  Credit ("Business  Credit"),  which provides
            secured   financing   primarily  to  middle-market  to  larger-sized
            borrowers.

      o     The CIT  Group/Credit  Finance  ("Credit  Finance"),  which provides
            secured  financing   primarily  to  smaller-sized  to  middle-market
            borrowers.

      The  following  table  sets  forth  certain  information   concerning  the
financing and leasing assets of Commercial Finance at December 31 of each of the years in the five-year period ended December 31, 1998.

                                                                      December 31,
                                          --------------------------------------------------------------------
                                            1998           1997           1996          1995           1994
                                            ----           ----           ----          ----           ----
                                                                   Dollars in Millions

Commercial Services ..................     $2,481.8       $2,113.1      $1,804.7      $1,743.3       $1,896.2
Business Credit ......................      1,477.9        1,247.9       1,235.6       1,471.0        1,442.1
Credit Finance .......................      1,036.5          889.8         797.8         758.7          719.6
                                           --------       --------      --------      --------       --------
  Total financing and leasing
    assets ...........................     $4,996.2       $4,250.8      $3,838.1      $3,973.0       $4,057.9
                                           ========       ========      ========      ========       ========

      In October 1997, $95.0 million of small ticket commercial finance receivables were transferred from Business Credit to Credit Finance.

Commercial Services

      Commercial Services had total financing and leasing assets of $2.5 billion at December 31, 1998, which represented 10.5% of our total financing and leasing assets. Commercial Services offers a full range of domestic and international customized credit protection, lending and outsourcing services that include working capital and term loans, factoring, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing and letter of credit programs.

      Financing is provided to clients through the purchase of accounts receivable owed to clients by their customers, as well as by guaranteeing amounts due under letters of credit issued to the clients' suppliers, which are collateralized by accounts receivable and other assets. The purchase of accounts receivable is traditionally known as "factoring" and results in the payment by the client of a factoring fee which is commensurate with the underlying degree of credit risk and recourse, and which is generally a percentage of the factored sales volume. When Commercial Services "factors" (i.e., purchases) a customer invoice from a client, it records the customer receivable as an asset and also establishes a liability for the funds due to the client ("credit balances of factoring clients"). Commercial Services also may advance funds to its clients prior to collection of receivables, typically in an amount up to 80% of eligible accounts receivable (as defined for that transaction), charging interest on such advances (in addition to any factoring fees) and satisfying such advances from receivables collections.

      Clients use Commercial Services' products and services for various purposes, including improving cash flow, mitigating or reducing the risk of bad debt charge offs, increasing sales, improving management information and converting the high fixed cost of operating a credit and collection department into a lower and variable expense based on sales volume.

      Commercial Services generates business regionally from a variety of sources, including direct calling efforts and referrals from existing clients and other sources.

Business Credit

      Financing and leasing assets of Business Credit totaled $1.5 billion at December 31, 1998 and represented 6.2% of our total financing and leasing assets. Business Credit offers senior revolving and term loans secured by accounts receivable, inventories and fixed assets to middle-market and larger-sized companies. Clients use such loans primarily for growth, expansion, acquisitions, refinancings and debtor-in-possession and turnaround financings. Business Credit sells and purchases participation interests in such loans to and from other lenders.

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

Credit Finance

      Financing and leasing assets of Credit Finance totaled $1.0 billion at December 31, 1998 and represented 4.4% of our total financing and leasing assets. Credit Finance offers revolving and term loans to smaller-sized and middle-market companies secured by accounts receivable, inventories and fixed assets. Such loans are used by clients for working capital, refinancings, acquisitions, leveraged buyouts, reorganizations, restructurings, turnarounds and Chapter 11 financing and confirmation plans. Credit Finance sells participation interests in such loans to other lenders and purchases participation interests in such loans originated by other lenders. Credit Finance borrowers are generally smaller and cover a wider range of credit quality than those of Business Credit. While both Business Credit and Credit Finance offer financing secured by accounts receivable, inventories and fixed assets, Credit Finance places a higher degree of reliance on collateral and is generally more focused on credit monitoring in its business.

      Business is originated through the sales and regional offices as well as intermediaries and referral relationships and through direct calling efforts. Credit Finance has developed long-term relationships with selected finance companies, banks and other lenders and with many diversified referral sources.

Consumer

      At December 31, 1998, our consumer segment financing and leasing assets totaled $5.3 billion, representing 22.2% of total financing and leasing assets. Total consumer managed assets were $7.8 billion at December 31, 1998, representing 29.6% of our total managed assets. In addition to on balance sheet receivables, leases, consumer finance receivables held for sale, and certain investments, managed assets include consumer loans previously securitized and still serviced by us.

      Our consumer business is focused primarily on home equity lending and on retail sales financing secured by recreation vehicles, manufactured housing and recreational boats. Home equity lending is performed by The CIT Group/Consumer Finance ("Consumer Finance") business unit. Sales financing for consumer products sold through dealers is performed by The CIT Group/Sales Financing ("Sales Financing") business unit. Sales Financing began providing wholesale inventory financing to manufactured housing and recreational boat dealers utilizing its dealer and manufacturer relationships in 1997, and to recreation vehicle dealers in 1998. Sales Financing also provides contract servicing for securitization trusts and other third parties through a centralized Asset Service Center ("ASC"). Additionally, in the ordinary course of business, Consumer Finance and Sales Financing purchase loans and portfolios of loans from banks, thrifts and other originators of consumer loans.

      The following table sets forth certain information regarding our consumer business segment at December 31 for each of the years in the five-year period ended December 31, 1998.

                                                                      December 31,
                                          --------------------------------------------------------------------
                                            1998           1997           1996          1995           1994
                                            ----           ----           ----          ----           ----
                                                                   Dollars in Millions
Consumer Finance
   Financing and leasing assets ........   $2,244.4       $1,992.3      $2,005.5      $1,039.0        $ 570.8
   Finance receivables previously
      securitized and currently
      managed by us ....................      607.6          453.8            --            --             --
                                           --------       --------      --------      --------        -------
         Managed assets ................   $2,852.0       $2,446.1      $2,005.5      $1,039.0        $ 570.8
                                           ========       ========      ========      ========       ========

Sales Financing
   Financing and leasing assets ........   $3,009.9       $1,940.7      $1,349.8      $1,416.9       $1,471.2
   Finance receivables previously
      securitized and currently
      managed by us ....................    1,909.3        1,931.8       1,437.4         916.5          306.7
                                           --------       --------      --------      --------        -------
         Managed assets ................   $4,919.2       $3,872.5      $2,787.2      $2,333.4       $1,777.9
                                           ========       ========      ========      ========       ========

Total financing & leasing assets .......   $5,254.3       $3,933.0      $3,355.3      $2,455.9       $2,042.0
Consumer finance receivables
   previously securitized and
   currently managed by us .............    2,516.9        2,385.6       1,437.4         916.5          306.7
                                           --------       --------      --------      --------        -------
Total managed assets ...................   $7,771.2       $6,318.6      $4,792.7      $3,372.4       $2,348.7
                                           ========       ========      ========      ========       ========

Consumer Finance

      Financing and leasing assets of Consumer Finance aggregated $2.2 billion at December 31, 1998 and represented 9.5% of our total financing and leasing assets. The managed assets of Consumer Finance were $2.9 billion at December 31, 1998, or 10.9% of our total managed assets. Consumer Finance commenced operations in December 1992. Its products include both fixed and variable rate closed-end loans and variable rate lines of credit. Consumer Finance primarily originates, purchases and sells loans secured by first or second liens on detached, single family residential properties. Customers borrow for the purpose of consolidating debts, refinancing an existing mortgage, funding home improvements, paying education expenses and, to a lesser extent, purchasing a home, among other reasons. Consumer Finance primarily originates loans through brokers, as well on a direct marketing basis and through correspondents.

      We believe that the network of Consumer Finance offices, located in most major U.S. markets, enables us to provide a competitive, extensive product offering complemented by high levels of service delivery. Through experienced lending professionals and automation, Consumer Finance provides rapid turnaround time from application to loan funding, a characteristic considered to be critical by its broker relationships.

Sales Financing

      The financing and leasing assets of Sales Financing, which aggregated $3.0 billion at December 31, 1998, represented 12.7% of our total financing and leasing assets. The managed assets of Sales Financing were $4.9 billion at December 31, 1998, or 18.8% of total managed assets. Sales Financing provides nationwide retail financing for the purchase of new and used recreation vehicles, manufactured housing and recreational boats. During 1997, Sales Financing began providing wholesale manufactured housing and recreational boat inventory financing directly to dealers, and to recreation vehicle dealers in 1998. Sales Financing originates loans predominantly through recreation vehicle, manufactured housing and recreational boat dealer, manufacturer and broker relationships.

      The following table sets forth certain information with respect to the managed assets of Sales Financing at December 31 for each of the years in the five-year period ended December 31, 1998.

                                                                      December 31,
                                          --------------------------------------------------------------------
                                            1998           1997           1996          1995           1994
                                            ----           ----           ----          ----           ----
                                                                   Dollars in Millions
Retail finance receivables
  Recreation vehicles .................    $1,884.6       $1,596.5      $1,256.9      $1,144.2       $1,016.3
  Manufactured housing ................     1,695.9        1,471.9       1,202.5       1,032.3          690.0
  Recreational boat ...................     1,038.6          682.5         327.8         156.9           71.6
Wholesale inventory financing .........       300.1          121.6            --            --             --
                                           --------       --------      --------      --------       --------
Total managed assets ..................    $4,919.2       $3,872.5      $2,787.2      $2,333.4       $1,777.9
                                           ========       ========      ========      ========       ========

Servicing

      The ASC centrally services and collects substantially all of our consumer finance receivables including loans originated or purchased by Sales Financing or Consumer Finance, as well as loans originated or purchased and subsequently securitized with servicing retained. The servicing portfolio also includes loans owned by third parties that are serviced by Sales Financing for a fee on a "contract" basis. At December 31, 1998, the consumer finance servicing portfolio included $1.0 billion of finance receivables serviced for third parties.

Securitization Program

      We generally fund our operations through offerings of commercial paper and medium-term and longer term notes in the capital markets. In an effort to broaden funding sources and to provide an additional source of liquidity, we established a securitization program in 1992 to supplement our funding by accessing periodically the public and private asset backed securitization markets. Current products utilized in this program include consumer loans secured by recreation vehicles, recreational boats and residential real estate. We have sold $4.1 billion of finance receivables since the inception of the asset backed securitization program, and the remaining pool balance at December 31, 1998 was $2.5 billion or 9.6% of our total managed assets.

      Under a typical asset backed securitization, we sell a "pool" of secured loans to a special purpose entity. The special purpose entity, in turn, issues certificates and/or notes that are collateralized by the loan pool and entitle the holders thereof to participate in certain loan pool cash flows. We retain the servicing of the securitized loans, for which we earn a servicing fee. We also participate in certain "residual" loan pool cash flows (cash flows after payment of principal and interest to certificate and/or note holders and after losses). At the date of securitization, we estimate the "residual" cash flows to be received over the life of the securitization, record the present value of these cash flows as an interest-only receivable, or I/O (a retained interest in the securitization), and recognize a gain. The I/O is then amortized through earnings over the estimated life of the related loan pool.

      In estimating residual cash flows and the value of the related I/Os, we make a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are empirically supported by both our historical experience and anticipated trends relative to the particular products securitized. Subsequent to recording the I/Os, we regularly review such assets for valuation impairment. These reviews are performed on a disaggregated basis. Fair values of I/Os are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates and are then compared to our carrying values. Our I/Os had a carrying value at December 31, 1998 of $153.9 million, which approximated fair value.

Equity Investments

      The CIT Group/Equity Investments and its subsidiary The CIT Group/Venture Capital (together "Equity Investments") originate and participate in merger and acquisition transactions, purchase private equity and equity-related securities and arrange transaction financing. Equity Investments also invests in emerging growth opportunities in selected industries, including the life sciences, information technology, communications and consumer products industries. Equity Investments made its first investment in 1991 and had total investments of $81.9 million at December 31, 1998.

INDUSTRY CONCENTRATION

      See the "Industry Composition" and "Commercial Airline Industry" sections of "Financing and Leasing Assets Composition" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPETITION

      Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. Competitors include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, leasing companies, manufacturers and vendors. Substantial national financial services networks have been formed by insurance companies and bank holding companies that compete with us. On a local level, community banks and smaller independent finance and/or mortgage companies are a competitive force. Some competitors have substantial local market positions. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of these competitors are larger than us and may have access to capital at a lower cost than us. Also, our competitors include businesses that are not related to bank holding companies and, accordingly, may engage in activities, for example, short-term equipment rental and servicing, which currently are prohibited to us. Competition has been enhanced in recent years by a strong economy and growing marketplace liquidity. The markets for most of our products are characterized by a large number of competitors. However, with respect to some of our products, competition is more concentrated.

      We compete primarily on the basis of pricing, terms and structure. From time to time, our competitors seek to compete aggressively on the basis of these factors and we may lose market share to the extent we are unwilling to match competitor pricing and terms in order to maintain interest margins and/or credit standards.

      Other primary competitive factors include industry experience and client service and relationships. In addition, demand for our products with respect to certain industries, such as the commercial airline industry, will be affected by demand for such industry's services and products and by industry regulations.

REGULATION

      DKB is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act"), and is registered as such with the Board of Governors of the Federal Reserve. As a result, we are subject to certain provisions of the Act and are subject to examination by the Federal Reserve System (the "Federal Reserve"). In general, the Act limits the activities in which a bank holding company and its subsidiaries may engage to those of banking or managing or controlling banks or performing services for their subsidiaries and to continuing activities which the Federal Reserve has determined to be "so closely related to banking or managing or controlling banks as to be a proper incident thereto." Our current principal business activities constitute permissible activities for a nonbank subsidiary of a bank holding company.

      In addition to being subject to the Act, DKB is subject to Japanese banking laws, regulations, guidelines and orders that affect our permissible activities. We have entered into an agreement with DKB in order to facilitate DKB's compliance with applicable U.S. and Japanese banking laws, and with the regulations, interpretations, policies, guidelines, requests, directives and orders of the applicable regulatory authorities or their staffs thereof or a court (collectively, the "Banking Laws"). That agreement prohibits us from engaging in any new activity or entering into any transaction for which prior approval, notice or filing is required under Banking Laws, unless the required prior approval is obtained, prior notice is given or made by DKB and accepted or such filings are made. We are also prohibited from engaging in any activity that would cause DKB, CIT or any affiliate of DKB or CIT to violate any Banking Laws. If, at any time, it is determined by DKB that any of our activities is prohibited by any Banking Law, we are required to take all reasonable steps to cease such activities. Under the terms of that agreement, DKB is responsible for making all determinations as to compliance with applicable Banking Laws.

      Two of our subsidiaries are investment companies organized under Article XII of the New York Banking Law. The activities of these subsidiaries are restricted by state banking laws and these subsidiaries are subject to examination by state banking examiners. Also, any person or entity seeking to purchase "control" of the company would be required to apply for and obtain the prior approval of the Superintendent of Banks of the State of New York.
"Control" is presumed to exist if a person or entity would, directly or indirectly, own, control or hold (with power to vote) 10% or more of our voting stock.

      Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities, (ii) establish maximum interest rates, finance charges and other charges, (iii) regulate customers' insurance coverages, (iv) require disclosures to customers, (v) govern secured transactions and (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices.

      Our consumer finance business is subject to detailed enforcement and supervision by state authorities under legislation and regulations which generally require licensing of the lender. Licenses are renewable and may be subject to suspension or revocation for violations of such laws and regulations. Applicable state laws generally regulate interest rates and other charges and require certain disclosures. In addition, most states have other laws, public policies and general principles of equity relating to the protection of consumers, unfair and deceptive practices and practices that may apply to the origination, servicing and collection of consumer finance loans. Depending on the provision of the applicable law and the specific facts and circumstances involved, violations of these laws, policies and principles may limit our ability to collect all or part of the principal of or interest on consumer finance loans, may entitle the borrower to a refund of amounts previously paid and, in addition, could subject us to damages and administrative sanctions.

      Federal laws preempt state usury ceilings on first mortgage loans and state laws which restrict various types of alternative dwelling secured receivables, except in those states which have specifically opted out, in whole or in part, of such preemption. Loans may also be subject to other federal laws, including: (i) the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers and other parties regarding loan terms and regulates certain practices with respect to certain types of loans; (ii) the Real Estate Settlement Procedures Act and Regulation X promulgated thereunder, which require certain disclosures to borrowers and other parties regarding certain loan terms and regulates certain practices with respect to such loans; (iii) the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit and administration of loans on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act; (iv) the Fair Credit Reporting Act, which regulates the use and reporting of information related to a borrower's credit experience; and (v) the Fair Housing Act, which prohibits discrimination on the basis of, among other things, familial status or handicap.

      Depending on the provisions of the applicable law and the specific facts and circumstances involved, violations of these laws may limit our ability to collect all or part of the principal of or interest on applicable loans, may entitle the borrower to rescind the loan and any mortgage or to obtain a refund of amounts previously paid and, in addition, could subject us to damages and administrative sanctions.

      The above federal and state regulation and supervision could limit our discretion in operating our businesses. For example, state laws often establish maximum allowable finance charges for certain consumer and commercial loans. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties. No assurance can be given that applicable laws or regulations will not be amended or construed differently, that new laws and regulations will not be adopted or that interest rates we charge will not rise to state maximum levels, the effect of any of which could be to adversely affect our business or results of operations. Under certain circumstances, the Federal Reserve has the authority to issue orders which could restrict our ability to engage in new activities or to acquire additional businesses or to acquire assets outside of the normal course of business.

Item 2. Properties

      The operations of CIT and its subsidiaries are generally conducted in leased office space located in numerous cities and towns throughout the United States. Such leased office space is suitable and adequate for our needs. We utilize, or plan to utilize in the foreseeable future, substantially all of our leased office space.

Item 3. Legal Proceedings

      We are a defendant in various lawsuits arising in the ordinary course of our business. We aggressively manage our litigation and evaluate appropriate responses to our lawsuits in light of a number of factors, including the potential impact of the actions on the conduct of our operations. In the opinion of management, none of the pending matters is expected to have a material adverse effect on our financial condition or results of operations. However, there can be no assurance that an adverse decision in one or more of such lawsuits will not have a material adverse effect.

Item 4. Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders during the fourth quarter of 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our Class A Common Stock was priced at $27.00 per share and was listed on the New York Stock Exchange on November 13, 1997. There are no shares of the Class B Common Stock of CIT issued and outstanding. The following table sets forth the high and low last reported sale prices for the Class A Common Stock for the periods indicated.

                                        1998                      1997
                                ---------------------     --------------------
Common Stock Prices             High             Low      High             Low
-------------------             ----            ----      ----            ----

First Quarter ...............  $33             $29 7/16       --             --
Second Quarter ..............  $37 1/2         $31 1/4        --             --
Third Quarter ...............  $36 1/4         $25 3/8        --             --
Fourth Quarter ..............  $31 13/16       $19 1/8   $32 5/8         $29 3/4

      The declaration and payment of dividends by us is subject to the discretion of the Board of Directors, which seeks to pay a reasonable dividend rate while retaining sufficient capital to support foreseeable growth. Prior to our IPO, we operated under a policy requiring the payment of dividends equal to and not exceeding 30% of net operating earnings on a quarterly basis to our two principal shareholders. Such dividends were paid to DKB and Chase based upon their respective stock ownership in CIT. In connection with the IPO in November 1997, we terminated our dividend policy. By agreement with DKB and Chase, the final cash dividend under our terminated dividend policy was paid to DKB and Chase for the fourth quarter of 1997 (based upon net operating earnings through October 31, 1997) prior to the consummation of the IPO.

      Below are the dividends paid during the past two years:

      Dividends Paid                                   1998           1997
      -------------                                    ----           ----
                                                    (per share)    (Millions)

      First Quarter ..............................         *         $ 21.0
      Second Quarter .............................    $ 0.10           27.6
      Third Quarter ..............................      0.10           23.2
      Fourth Quarter .............................      0.10            7.5
                                                      ------         ------
        Year .....................................    $ 0.30         $ 79.3
                                                      ======         ======

      As of February 16, 1999, there were approximately 16,500 stockholders of CIT, including both record holders and individual participants holding through a registered clearing agency.

----------
*    No dividends were paid to stockholders.

Item 6. Selected Financial Data

      The following table sets forth selected consolidated financial information regarding our results of operations and balance sheet. This data presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

                                                                Years Ended December 31,
                                           -------------------------------------------------------------------
                                            1998           1997           1996          1995           1994
                                            ----           ----           ----          ----           ----
                                                       Dollars in Millions, except per share data
Results of Operations
Net finance income .....................   $  974.3       $  887.5      $  797.9       $ 697.7        $ 649.8
Operating revenue ......................    1,229.7        1,193.3(1)    1,042.0         882.4          824.2
Salaries and general
   operating expenses ..................      417.8          428.4         393.1         345.7          337.9
Provision for credit losses ............       99.4          113.7         111.4          91.9           96.9
Net income .............................      338.8          310.1         260.1         225.3          201.1
Net income per diluted share ...........       2.08           1.95          1.64          1.43           1.28

                                                                     At December 31,
                                           -------------------------------------------------------------------
                                            1998           1997           1996          1995           1994
                                            ----           ----           ----          ----           ----
                                                                   Dollars in Millions
Balance Sheet Data
Finance receivables:
Commercial .............................  $15,589.1      $14,054.9     $13,757.6     $13,451.5      $12,821.2
Consumer ...............................    4,266.9        3,664.8       3,239.0       2,344.0        1,973.2
                                          ---------      ---------     ---------     ---------      ---------
Total finance receivables ..............  $19,856.0      $17,719.7     $16,996.6     $15,795.5      $14,794.4
Reserve for credit losses ..............      263.7          235.6         220.8         206.0          192.4
Operating lease equipment, net .........    2,774.1        1,905.6       1,402.1       1,113.0          867.9
Total assets ...........................   24,303.1       20,464.1      18,932.5      17,420.3       15,959.7
Commercial paper .......................    6,144.1        5,559.6       5,827.0       6,105.6        5,660.2
Variable rate senior notes .............    4,275.0        2,861.5       3,717.5       3,827.5        3,812.5
Fixed rate senior notes ................    8,032.3        6,593.8       4,761.2       3,337.0        2,619.4
Subordinated fixed rate notes ..........      200.0          300.0         300.0         300.0          300.0
Company-obligated mandatorily
  redeemable preferred securities of
  subsidiary trust holding solely
  debentures of the Company. ...........      250.0          250.0            --            --             --
Stockholders' equity ...................    2,701.6        2,432.9       2,075.4       1,914.2        1,793.0

                                                         At or for the Years Ended December 31,
                                              ----------------------------------------------------------------
                                                1998           1997          1996          1995          1994
                                                ----           ----          ----          ----          ----
Selected Data and Ratios

Profitability
Net interest margin as a percentage
  of average earning assets
  ("AEA") (2) ..........................       4.75%          4.87%         4.82%         4.54%          4.77%
Return on average stockholders'
  equity ...............................       13.2%          14.0%(5)      13.0%         12.1%          11.5%
Return on AEA (2) ......................       1.65%          1.70%(5)      1.57%         1.46%          1.48%
Ratio of earnings to fixed charges .....       1.49x          1.51x         1.49x         1.44x          1.52x
Salaries and general operating
  expenses as a percentage of
  average managed assets ("AMA")(3) ....       1.82%          2.16%(5)      2.22%         2.16%          2.44%
Efficiency ratio (4)                           40.1%          41.6%(5)      42.7%         43.1%          44.5%

                                                           At or for the Years Ended December 31,
                                               -----------------------------------------------------------
                                                 1998         1997         1996        1995         1994
                                                 ----         ----         ----        ----         ----
Credit Quality
60+ days contractual delinquency
  as a percentage of finance
  receivables ............................       1.75%        1.67%        1.72%       1.67%        1.20%
Net credit losses as a percentage of
  average finance receivables ............       0.42%        0.59%        0.62%       0.50%        0.61%
Reserve for credit losses as a
  percentage of finance receivables ......       1.33%        1.33%        1.30%       1.30%        1.30%
Ratio of reserve for credit losses to
  trailing 12 months net credit losses ...       3.35x        2.33x        2.18x       2.67x        2.29x

Leverage
Total debt to stockholders' equity and
  Company-obligated  mandatorily
  redeemable preferred securities
  of subsidiary trust holding solely
  debentures of the Company ..............       6.32x        5.71x        7.04x       7.09x        6.91x
Total debt to stockholders' equity (6) ...       7.00x        6.40x        7.04x       7.09x        6.91x

Other
Total managed assets (in millions) (7) ...  $26,216.3    $22,344.9    $20,005.4   $17,978.6    $16,072.1
Employees ................................      3,230        3,025        2,950       2,750        2,700

--------------------------------------------------------------------------------
(1) Includes a 1997 gain of $58.0 million on the sale of an equity interest acquired in connection with a loan workout.

(2) "AEA" means the average of finance receivables, operating lease equipment, consumer finance receivables held for sale and certain investments, less credit balances of factoring clients.

(3) "AMA" means average earning assets plus the average of consumer finance receivables previously securitized and currently managed by us.

(4) Efficiency ratio reflects the ratio of salaries and general operating expenses to the sum of operating revenue less depreciation of operating lease equipment and minority interest in subsidiary trust holding solely debentures of the Company.

(5) Excluding the gain of $58.0 million on the sale of an equity interest acquired in a loan workout and certain nonrecurring expenses, (i) the return on average stockholders' equity would have been 13.1% for the year ended December 31, 1997, (ii) the return on AEA would have been 1.58% for the year ended December 31, 1997, (iii) the efficiency ratio would have been 42.0% for the year ended December 31, 1997 and (iv) salaries and general operating expenses as a percentage of AMA would have been 2.06% for the year ended December 31, 1997.

(6) Total debt includes, and stockholders' equity excludes, $250.0 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company issued in February 1997.

(7) "Managed assets" include (i) financing and leasing assets and (ii) off-balance sheet consumer finance receivables previously securitized and currently managed by us.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
and
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Overview

      For the year ended December 31, 1998, our net income totaled $338.8 million, increasing from $310.1 million in 1997 and $260.1 million in 1996. The 1998 earnings represented the eleventh consecutive increase in annual earnings, and the eighth consecutive year of record earnings. The 1998 results reflect continued significant portfolio growth, lower commercial credit losses and further improvements in operating efficiency. The improvements in 1997 over 1996 resulted from stronger revenues from a higher level of financing and leasing assets and the 1997 special items described below.

      The following table summarizes our net income and related data, excluding the 1997 special items:

                                                      1998       1997     1996
                                                     ------     ------   ------
Net income (Dollars in Millions) ..................  $338.8     $287.5   $260.1
Earnings per diluted share (EPS) ..................  $ 2.08     $ 1.81   $ 1.64
Return of average stockholders' equity (ROE) ......    13.2%      13.1%    13.0%
Return on average earning assets (ROA) ............    1.65%      1.58%    1.57%

      1997 Special Items -- The 1997 earnings included a one-time $58.0 million pretax gain on the sale of an equity interest acquired in a loan workout partially offset by certain non-recurring expenses which principally related to our 1997 fourth quarter IPO. Including these special items, net income was $310.1 million, with EPS of $1.95, ROE of 14.0% and an ROA of 1.70%.

      Managed assets totaled $26.2 billion in 1998, $22.3 billion in 1997, and $20.0 billion in 1996. The 1998 increase of 17.3% over 1997 reflects record internally generated new business, with strong performances across all three segments. The 1997 increase of 11.7% over 1996 was principally the result of strong growth in consumer receivables and operating leases. See "--Financing and Leasing Assets" for additional information.

Net Finance Income

      We earn finance income on the loans and leases we provide to our borrowers and equipment users. The interest expense is the cost to us of borrowing funds used to make loans and purchase equipment to lease to customers. The excess of finance income over interest expense is net margin or "Net Finance Income."
Growing net finance income is a key to increasing our earnings and profitability. A comparison of the components of 1998, 1997, and 1996 net finance income is set forth below.

                                                 Years Ended December 31,
                                          --------------------------------------
                                           1998           1997          1996
                                          --------     -----------   -----------
                                                   Dollars in Millions

Finance income ........................   $ 2,015.1     $ 1,824.7     $ 1,646.2
Interest expense ......................     1,040.8         937.2         848.3
                                          ---------     ---------     ---------
Net finance income ....................   $   974.3     $   887.5     $   797.9
                                          =========     =========     =========
Average earning assets ("AEA") ........   $20,495.8     $18,224.5     $16,543.1
Net finance income as a % of AEA ......        4.75%         4.87%         4.82%

      Net finance income increased 9.8% in 1998 from 1997, and 11.2% in 1997 from 1996. The increases primarily reflect growth in our loans and leases, which we refer to as earning assets, slightly offset by lower margins as a result of the highly competitive environment.

      Finance income totaled $2,015.1 million in 1998, $1,824.7 million in 1997, and $1,646.2 million in 1996. As a percentage of AEA (excluding interest income relating to short-term interest bearing deposits), finance income was 9.69% in 1998, 9.92% in 1997 and 9.90% in 1996. The decline in yield in 1998 is principally due to the 1998 decline in market interest rates and the highly competitive marketplace.

      Interest expense totaled $1,040.8 million in 1998, $937.2 million in 1997 and $848.3 million in 1996. As a percentage of AEA, interest expense (excluding interest expense relating to short-term interest-bearing deposits and dividends related to preferred capital securities) was 4.94% in 1998, 5.05% in 1997 and 5.08% in 1996, reflecting lower market interest rates. We seek to mitigate interest rate risk by matching the repricing characteristics of our assets with our liabilities, which is in part done through the use of interest rate swaps. For further discussion, see "--Asset Liability Management."

Fees and Other Income

      Fees and other income improved to $255.4 million during 1998, from $247.8 million during 1997, and $244.1 million during 1996 as set forth in the following table.

                                                   Years Ended December 31,
                                            ------------------------------------
                                              1998          1997           1996
                                            --------      --------       -------
                                                      Dollars in Millions

Factoring commissions ...................   $ 95.7         $ 95.2         $ 91.0
Fees and other income ...................     90.7           73.8           83.6
Gains on sales of leasing
   equipment ............................     45.2           30.1           36.6
Gains on securitizations ................     12.5           32.0           14.9
Gains on sales of venture
   capital investments ..................     11.3           16.7           18.0
                                            ------         ------         ------
                                            $255.4         $247.8         $244.1
                                            ======         ======         ======

      The 1998 increase reflects higher fees from servicing and commercial businesses and improved gains on the sale of equipment coming off lease. We realized in excess of 100% of equipment residual book value in 1998, 1997 and 1996. These increases were offset by sharply lower gains on reduced securitization activity. Our fees and other income increased in 1997 from 1996 primarily due to higher factoring commissions and gains from higher levels of securitization activity, offset by lower gains on the sale of equipment coming off lease.

Gain On Sale of Equity Interest Acquired in Loan Workout

      We originated a loan in the 1980's to a telecommunications company that subsequently went into default. Pursuant to a workout agreement, the stock of that company was transferred to us and a co-lender. In 1991, we received all amounts due and retained an equity interest in such telecommunications company, which we sold in the second quarter of 1997 at a pretax gain of $58.0 million.

Salaries and General Operating Expenses

      Salaries and general operating expenses were $417.8 million in 1998, $428.4 million in 1997, and $393.1 million in 1996. The 1997 expense included a $10.0 million pretax charge relating to the termination of a long-term incentive plan in connection with the IPO, higher performance based incentive accruals, and a provision for vacant leased space. Without these items, 1997 salaries and general operating expenses would have been $408.4 million.

      Our personnel increased to 3,230 at December 31, 1998, from 3,025 at December 31, 1997 and 2,950 at December 31, 1996.

      Management monitors productivity via the analysis of efficiency ratios and the ratio of salaries and general operating expenses to AMA. AMA is comprised of average earning assets plus the average of consumer finance receivables previously securitized and currently managed by us. These ratios, excluding the non-recurring pretax gain and expenses previously described, are set forth in the following table.

                                                     Years Ended December 31,
                                                 -----------------------------
                                                  1998       1997        1996
                                                 ------     ------      ------
Efficiency ratio ............................     40.1%      42.0%       42.7%
Salaries and general operating
  expenses as a percentage of AMA ...........     1.82%      2.06%       2.22%

      The improvement in the ratios reflects our continuing focus on cost containment and ability to leverage our existing operating structure and investments in technology.

      We manage expenditures using a comprehensive budgetary process. Expenses are monitored closely by business unit management and are reviewed monthly with our senior management. To ensure overall project cost control, an approval and review procedure is in place for major capital expenditures, such as purchases of computer equipment, including post-implementation evaluations.

Reserve and Provision for Credit Losses/Credit Quality

      Our consolidated reserve for credit losses increased to $263.7 million (1.33% of finance receivables) at December 31, 1998, from $235.6 million (1.33% of finance receivables) at December 31, 1997, and from $220.8 million (1.30% of finance receivables) at December 31, 1996. These increases primarily reflect growth in finance receivables in each year.

      The relationship of the consolidated reserve for credit losses to nonaccrual finance receivables was 124.7% for 1998, 143.3% for 1997, and 133.3% for 1996. Another measure of reserve adequacy and strength used by us and in our industry is the ratio of the balance sheet reserve for credit losses to trailing twelve month net credit losses (recent credit loss experience). This ratio improved to 3.35 times at December 31, 1998, from 2.33 times at December 31, 1997 and 2.18 times at December 31, 1996.

      Our consolidated reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience and levels of past due loans and nonperforming assets. It is management's judgment that the consolidated reserve for credit losses is adequate to provide for potential credit losses. We review finance receivables periodically to determine the probability of loss, and take charge-offs after considering such factors as the obligor's financial condition and the value of underlying collateral and guarantees. Automatic charge-offs are recorded on consumer finance receivables at intervals beginning at 180 days of contractual delinquency, based upon historical loss severity, with charge-offs finalized upon disposition of the foreclosed property. The consolidated reserve for credit losses is intended to provide for future events, which by their nature are uncertain. Therefore, changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the consolidated reserve for credit losses.

      The provision for credit losses was $99.4 million for 1998, $113.7 million for 1997, and $111.4 million for 1996. Net credit losses were $78.8 million for 1998, $101.0 million for 1997, and $101.5 million for 1996. Our net credit loss experience is provided in the following table.

                                                     Years Ended December 31,
                                                 -------------------------------
                                                  1998        1997         1996
                                                 ------      ------       ------
Net credit losses as a percentage of
  average finance receivables excluding
  consumer finance receivables held
  for sale
Equipment Financing and Leasing ..............    0.18%       0.50%        0.56%
Commercial Finance ...........................    0.31%       0.41%        0.67%
Consumer .....................................    1.18%       1.09%        0.75%
                                                  ----        ----         ----
  Total ......................................    0.42%       0.59%        0.62%
                                                  ====        ====         ====

      The decrease in our commercial segments' net credit losses reflects continued improvement in credit quality in our commercial portfolio, sustained strength of the United States economy, and higher recoveries. The increase in our consumer net credit losses is primarily the result of portfolio seasoning and changes in product mix, including an increase in wholesale inventory financing losses. As a percentage of average managed finance receivables, consumer net credit losses were 0.92% for 1998, 0.91% for 1997, and 0.70% for 1996.

Past Due and Nonperforming Assets

      The following table sets forth certain information concerning our past due and nonperforming assets (and the related percentages of finance receivables) at December 31, 1998, 1997 and 1996.

                                                                            At December 31,
                                                      ---------------------------------------------------------
                                                           1998                  1997                1996
                                                      ---------------       ---------------     ---------------
                                                                          Dollars in Millions
Finance receivables, past due
  60 days or more
  Equipment Financing and Leasing ................    $149.9    1.41%       $127.3    1.30%     $150.8    1.52%
  Commercial Finance .............................      32.1    0.64%         41.6    0.98%       69.0    1.80%
  Consumer .......................................     166.0    3.89%        127.7    3.48%       72.5    2.24%
                                                      ------    ----        ------    ----      ------    ----
    Total ........................................    $348.0    1.75%       $296.6    1.67%     $292.3    1.72%
                                                      ======    ====        ======    ====      ======    ====

Nonperforming assets
  Equipment Financing and Leasing ................    $135.2    1.27%       $ 81.6    0.83%     $112.0    1.13%
  Commercial Finance .............................      14.5    0.29%         23.9    0.56%       48.4    1.26%
  Consumer .......................................     129.0    3.02%        101.9    2.78%       53.1    1.64%
                                                      ------    ----        ------    ----      ------    ----
    Total ........................................    $278.7    1.40%       $207.4    1.17%     $213.5    1.26%
                                                      ======    ====        ======    ====      ======    ====

      Nonperforming assets reflect both finance receivables on nonaccrual status and assets received in satisfaction of loans.

      The increase in consumer delinquencies and nonperforming assets from 1997 to 1998 primarily relates to the seasoning of home equity receivables and the growth and expansion of the wholesale inventory financing product line. During 1998, Equipment Financing and Leasing nonperforming assets increased to a more normal level from the particularly low 1997 year-end balance.

      From time to time, financial or operational difficulties may adversely affect future payments relating to operating lease equipment. Such operating lease equipment is not included in the totals for past due and nonperforming assets. At December 31, 1998, operations at an oil refinery were subject to such difficulties. The carrying value of this asset was $27.0 million at December 31, 1998. We do not believe these difficulties will have a material effect on our consolidated financial position or results of operations.

Depreciation on Operating Lease Equipment

      The operating lease equipment portfolio was $2.8 billion at December 31, 1998, up from $1.9 billion at December 31, 1997 (a 45.6% increase), and $1.4 billion at December 31, 1996 (a 35.9% increase from 1996 to 1997). As a result of this growth, depreciation on operating lease equipment was $169.5 million in 1998, $146.8 million in 1997, and $121.7 million in 1996. See "--Financing and Leasing Assets" for further discussion on growth of our operating lease portfolio.

Income Taxes

      The provision for federal and state and local income taxes totaled $185.0 million in 1998, compared with $178.0 million in 1997, and $155.7 million in 1996. The effective income tax rate for 1998 declined to 35.3%, compared with 36.5% in 1997, and 37.4% in 1996, primarily as a result of lower state and local taxes.

Financing and Leasing Assets

      Our managed assets grew $3.9 billion (17.3%) to $26.2 billion in 1998, and $2.3 billion (11.7%) to $22.3 billion in 1997. Financing and leasing assets grew $3.7 billion (18.7%) to $23.7 billion in 1998, and grew $1.4 billion (7.5%) to $20.0 billion in 1997. Managed assets include finance receivables, operating lease equipment, consumer finance receivables held for sale, certain investments, and consumer finance receivables previously securitized and still serviced by us. The managed assets of our business segments and the corresponding strategic business units are presented in the following table.

                                                           At December 31,                      % Change
                                                 -------------------------------------          --------
                                                    1998         1997          1996      '98 vs.'97  '97 vs.'96
                                                    ----         ----          ----      ----------  ----------
                                                           Dollars in Millions
Equipment Financing:
  Finance receivables (1) ....................   $  8,497.6   $  7,403.4    $  5,616.8      14.8%       31.8%
  Operating lease equipment, net (1) .........        765.1        623.8         426.6      22.7%       46.2%
                                                 ----------   ----------    ----------      ----        ----
    Total ....................................      9,262.7      8,027.2       6,043.4      15.4%       32.8%
                                                 ----------   ----------    ----------      ----        ----
Capital Finance:
  Finance receivables (1) ....................      1,655.4      1,755.5       3,413.5      (5.7%)     (48.6%)
  Operating lease equipment, net (1) (2) .....      1,982.0      1,251.8         912.0      58.3%       37.3%
                                                 ----------   ----------    ----------      ----        ----
                                                    3,637.4      3,007.3       4,325.5      21.0%      (30.5%)
  Liquidating portfolio (2) (3) ..............        466.9        675.2         952.7     (30.9%)     (29.1%)
                                                 ----------   ----------    ----------      ----        ----
    Total ....................................      4,104.3      3,682.5       5,278.2      11.5%      (30.2%)
                                                 ----------   ----------    ----------      ----        ----
  Total Equipment Financing
    and Leasing ..............................     13,367.0     11,709.7      11,321.6      14.2%        3.4%
                                                 ----------   ----------    ----------      ----        ----
Commercial Services ..........................      2,481.8      2,113.1       1,804.7      17.4%       17.1%
Business Credit (4) ..........................      1,477.9      1,247.9       1,235.6      18.4%        1.0%
Credit Finance (4) ...........................      1,036.5        889.8         797.8      16.5%       11.5%
                                                 ----------   ----------    ----------      ----        ----
  Total Commercial Finance ...................      4,996.2      4,250.8       3,838.1      17.5%       10.8%
                                                 ----------   ----------    ----------      ----        ----
  Total Commercial Segments ..................     18,363.2     15,960.5      15,159.7      15.1%        5.3%
                                                 ----------   ----------    ----------      ----        ----
Other - Equity Investments ...................         81.9         65.8          53.0      24.5%       24.2%
                                                 ----------   ----------    ----------      ----        ----
Consumer Finance .............................      2,244.4      1,992.3       2,005.5      12.7%       (0.7%)
Sales Financing ..............................      3,009.9      1,940.7       1,349.8      55.1%       43.8%
                                                 ----------   ----------    ----------      ----        ----
  Total Consumer Segment .....................      5,254.3      3,933.0       3,355.3      33.6%       17.2%
                                                 ----------   ----------    ----------      ----        ----
  Total Financing and Leasing Assets .........     23,699.4     19,959.3      18,568.0      18.7%        7.5%
                                                 ----------   ----------    ----------      ----        ----
Finance receivables previously securitized:
  Consumer Finance ...........................        607.6        453.8            --      33.9%      100.0%
  Sales Financing ............................      1,909.3      1,931.8       1,437.4      (1.2%)      34.4%
                                                 ----------   ----------    ----------      ----        ----
  Total ......................................      2,516.9      2,385.6       1,437.4       5.5%       66.0%
  Total Managed Assets - Consumer
    Segment ..................................      7,771.2      6,318.6       4,792.7      23.0%       31.8%
                                                 ----------   ----------    ----------      ----        ----
  Total Managed Assets .......................   $ 26,216.3   $ 22,344.9    $ 20,005.4      17.3%       11.7%
                                                 ==========   ==========    ==========      ====        ====

--------------------------------------------------------------------------------
(1) On January 1, 1997, $1,519.2 million of financing and leasing assets were transferred from Capital Finance to Equipment Financing.

(2) Operating lease equipment, net, of $27.0 million, $30.0 million and $63.5 million are included in the liquidating portfolio for 1998, 1997, and 1996, respectively.

(3) Consists primarily of ocean going maritime and project finance. We discontinued marketing to these sectors in 1997.

(4) In October 1997, $95.0 million of finance receivables were transferred from Business Credit to Credit Finance.

      Total  commercial  segments  grew 15.1% from 1997 to 1998.  Excluding  the liquidating portfolio, the equipment financing and leasing segment grew 16.9%. Growth in finance receivables was principally due to increases in transportation ($.3 billion), and construction ($.1 billion), and the purchase of a telecommunications leasing portfolio ($.2 billion). The operating lease portfolio grew primarily in railroad equipment ($.4 billion) and commercial aircraft ($.3 billion). The commercial finance segment growth (17.5%) was primarily due to higher new business generation, moderated by high customer paydowns.

      The consumer segment managed assets grew 23.0% in 1998 reflecting strong home equity originations and strong growth in Sales Financing new business volume, particularly in recreation vehicle, recreational boat, and wholesale inventory financing.

      Total commercial financing and leasing assets grew 5.3% in 1997, as compared to 1996, due to strong growth in the operating lease portfolio and commercial finance receivables. The operating lease portfolio grew primarily in commercial aircraft ($.2 billion), railroad equipment ($.2 billion), and business aircraft ($.1 billion). Commercial finance receivable growth was attributable to an improved 1997 retail sales environment and strong new business signings. These increases were partially offset by high customer paydowns in the commercial financing sector due to the strong economy and the availability of alternative sources of capital. Portfolio growth was moderated because we decided in 1997 to liquidate the oceangoing maritime and power generation project portfolios. We determined that the discontinued portfolios do not generate sufficient returns to justify their risk profile.

      Consumer managed assets increased $1.5 billion to $6.3 billion in 1997 from $4.8 billion in 1996. This increase reflects strong originations in home equity, recreation vehicle, and recreational boat products and the introduction of wholesale inventory financing.

Financing and Leasing Assets Composition

      Our ten largest financing and leasing asset accounts in the aggregate represented 4.5% of our total financing and leasing assets at December 31, 1998, and 4.2% at December 31, 1997. All ten accounts were commercial accounts and were secured by equipment, accounts receivable and/or inventory.

Geographic Composition

      The following table presents our financing and leasing assets by customer location.

                                                  At December 31,
                                 ----------------------------------------------
                                         1998                      1997
                                 ---------------------      -------------------
                                  Amount       Percent       Amount     Percent
                                 --------      -------      -------     -------
                                                Dollars in Millions
United States
  West .......................   $ 5,583.2      23.6%       $ 4,642.1     23.3%
  Northeast ..................     5,143.9      21.7          4,501.9     22.6
  Midwest ....................     4,895.3      20.7          4,290.0     21.5
  Southeast ..................     3,492.3      14.7          2,802.9     14.0
  Southwest ..................     2,993.3      12.6          2,360.7     11.8
Foreign (principally
  commercial aircraft) .......     1,591.4       6.7          1,361.7      6.8
                                 ---------     -----        ---------    -----
  Total ......................   $23,699.4     100.0%       $19,959.3    100.0%
                                 =========     =====        =========    =====

      Our managed asset geographic diversity does not differ significantly from our owned asset geographic diversity.

      Additionally, our financing and leasing asset portfolio is diversified by state. At December 31, 1998, with the exception of California (12.5%), Texas (8.7%), and New York (8.1%), no state represented more than 4.6% of financing and leasing assets. Our 1996 managed and owned asset geographic composition did not significantly differ from our 1997 managed and owned asset geographic composition.

Industry Composition

      The following table presents our financing and leasing assets by major industry class.

                                                      At December 31,
                                        ----------------------------------------
                                                1998                1997
                                        ------------------    ------------------
                                          Amount   Percent    Amount     Percent
                                          ------   -------    ------     -------
                                                    Dollars in Millions

Manufacturing(1)
  (none greater than 4.4%) ..........   $ 5,117.0    21.6%   $ 4,440.4    22.2%
Commercial airlines (2) .............     2,325.4     9.8      2,077.6    10.4
Home mortgage (3) ...................     2,244.4     9.5      1,992.3    10.0
Construction equipment ..............     1,947.4     8.2      1,791.4     9.0
Retail ..............................     1,882.1     7.9      1,807.5     9.1
Transportation (4) ..................     1,777.6     7.5      1,283.7     6.4
Manufactured housing (5) ............     1,417.5     6.0      1,125.7     5.6
Other (none greater than
  4.1%) (6) .........................     6,988.0    29.5      5,440.7    27.3
                                        ---------   -----    ---------   -----
Total ...............................   $23,699.4   100.0%   $19,959.3   100.0%
                                        =========   =====    =========   =====

--------------------------------------------------------------------------------

(1) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products, and other industries.

(2)   See "Concentrations" for a discussion of the commercial airline portfolio.

(3) On a managed asset basis, home mortgage outstandings were $2.9 billion, or 10.9% of managed assets at December 31, 1998, compared to $2.4 billion or 10.9% at December 31, 1997.

(4) Includes rail, bus, and over-the-road trucking industries, and business aircraft.

(5) On a managed asset basis, manufactured housing outstandings were $1.7 billion or 6.5% of managed assets at December 31, 1998, compared to $1.5 billion or 6.5% at December 31, 1997.

(6) On a managed asset basis, recreation vehicle outstandings were $1.9 billion or 7.2% of managed assets at December 31, 1998, compared to $1.6 billion or 7.2% at December 31, 1997. On a managed asset basis, recreational boat outstandings were $1.0 billion or 4.0% of managed assets at December 31, 1998, compared to $682.5 million or 3.1% of managed assets at December 31, 1997.

      Our 1996 managed and owned asset industry composition did not differ significantly from our 1997 managed and owned asset industry composition.

Concentrations

Commercial Airline Industry

      Commercial airline financing and leasing assets totaled $2.3 billion (9.8% of our total financing and leasing assets) at December 31, 1998, compared with $2.1 billion (10.4%) in 1997. This portfolio is secured by commercial aircraft and related equipment. From 1992 through mid-1997, we limited the growth of the aerospace portfolio due to weakness in the commercial airline industry, industry overcapacity and declining equipment values. In 1997, we decided to resume growing the aerospace portfolio, but will continue to monitor this growth relative to our total financing and leasing assets. We continue to reduce our Stage II exposure so that 96.6% of our portfolio at December 31, 1998 consists of Stage III aircraft versus 93.1% at December 31, 1997.

      The following table presents information about the commercial airline industry portfolio. See also "--Operating Lease Equipment."

                                                              At December 31,
                                                          ----------------------
                                                            1998          1997
                                                          --------     ---------
                                                           Dollars in Millions

Finance receivables
   Amount outstanding(1) ...........................      $1,230.7     $1,254.9
   Number of obligors ..............................            54           54
Operating lease equipment, net
   Net carrying value ..............................      $1,094.7     $  822.7
   Number of obligors ..............................            33           33
  Total ............................................      $2,325.4     $2,077.6
Number of obligors(2) ..............................            65           67
Number of aircraft(3) ..............................           206          225

--------------------------------------------------------------------------------
(1) Includes accrued rents on operating leases that are classified as finance receivables in the Consolidated Balance Sheets.

(2) Certain obligors are obligors under both finance receivable and operating lease transactions.

(3) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules that phase out the use of Stage II aircraft in the United States by the year 2000. Similar restrictions in Europe phase out the use of Stage II aircraft by the year 2001. At year-end 1998, the portfolio consisted of Stage III aircraft of $2,246.0 million (96.6%) and Stage II aircraft of $55.9 million (2.4%) versus Stage III aircraft of $1,933.5 million (93.1%) and Stage II aircraft of $115.7 million (5.6%) at year-end 1997.

      We continue to shift our commercial aircraft product mix from secured financings to operating lease equipment, relying on our strong industry and equipment management and remarketing expertise to compete effectively in commercial aircraft operating lease transactions. Operating lease transactions accounted for 47.1% of the total commercial airline portfolio outstandings at December 31, 1998, 39.6% at December 31, 1997, and 32.7% at December 31, 1996.

Foreign Outstandings

      We are primarily a domestic lender, with foreign exposure limited mainly to the commercial airline industry. Financing and leasing assets to foreign obligors were all U. S. dollar denominated and totaled $1.6 billion at December 31, 1998. The largest exposures at December 31, 1998 were to obligors in Belgium, $142.4 million (0.60% of financing and leasing assets), France, $136.4 million (0.58%), Mexico, $104.1 million (0.44%), the Republic of Ireland, $103.9 million (0.44%), Canada, $100.5 million (0.42%), Brazil, $93.9 million (0.40%),
England, $93.0 million (0.39%), and the Netherlands, $90.3 million (0.38%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than $90.0 million.

      At December 31, 1997, financing and leasing assets to foreign obligors totaled $1.4 billion. The largest exposures at December 31, 1997 were to obligors in Mexico, $128.2 million (0.64%), France, $125.9 million (0.63%), the Republic of Ireland, $108.9 million (0.55%), England, $91.7 million (0.46%), and Australia, $90.6 million (0.46%). The remaining foreign exposure was geographically dispersed with no other individual country exposure greater than $90.0 million of financing and leasing assets. At December 31, 1996, foreign exposure was geographically dispersed with no individual country exposure greater than 0.76% of financing and leasing assets.

Highly Leveraged Transactions ("HLTs")

      We  use  the  following   criteria  to  classify  a  buyout  financing  or
recapitalization which equals or exceeds $20 million as an HLT:

o The transaction at least doubles the borrower's liabilities and results in a leverage ratio (as defined) higher than 50%, or

o     The  transaction  results in a leverage  ratio  higher  than 75%, or

o     The transaction is designated as an HLT by a syndication agent.

      HLTs that we originated or in which we participated totaled $561.1 million (2.4% of financing and leasing assets) at December 31, 1998, up from $341.1 million (1.7%) at December 31, 1997. The increase in HLT outstandings during the year ended December 31, 1998 was due to new originations. Our HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flows from operations. Our unfunded commitments to lend in secured HLT transactions were $287.6 million at December 31, 1998, compared with $165.5 million at year-end 1997. At December 31, 1996, HLT's that we originated or in which we participated totaled less than 2.0% of financing and leasing assets.

Risk Management

      Our business activities contain elements of risk. We consider the principal types of risk to be credit risk (including credit, collateral and equipment risk) and asset/liability risk (including interest rate and liquidity risk).

      We consider the management of risk essential to conducting our commercial and consumer businesses and to maintaining profitability. Accordingly, our risk management systems and procedures are designed to identify and analyze risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

Credit Risk Management

      We have developed systems specifically designed to manage credit risk in our commercial and consumer business segments. We evaluate financing and leasing assets for credit and collateral risk during the credit granting process and periodically after the advancement of funds.

      Our Executive Credit Committee ("ECC") delegates credit authority to each of our strategic business units. The ECC is comprised of members of senior management, including the Chief Executive Officer, Vice Chairman, Executive Vice President-Credit Administration, Senior Executive Vice President and Executive Vice President-Multi-National Marketing Group. Generally, members of the ECC must approve all transactions above the strategic business units' credit authority and all transactions outside of certain established target market definitions and risk acceptance criteria.

      Each of our strategic business units has developed and implemented a formal credit management process in accordance with formal uniform guidelines established by the ECC. These ECC guidelines set forth risk acceptance criteria for:

o     Acceptable maximum credit line;

o     Selected target markets and products;

o     Creditworthiness  of  borrowers,   including  credit  history,   financial
      condition, adequacy of cash flow and quality of management; and

o The type and value of underlying collateral and guarantees (including recourse from dealers and manufacturers.)

      We also employ a risk adjusted pricing process where the perceived credit risk is a factor in determining the interest rate and/or fees charged for our financing and leasing products. As economic and market conditions change, credit risk management practices are reviewed and modified, if necessary, to seek to minimize the risk of credit loss.

      Compliance with established corporate policies and procedures and the credit management processes at each strategic business unit are reviewed by the credit audit group of our internal audit department. The credit audit group examines adherence with established credit policies and procedures and tests for inappropriate credit practices, including whether potential problem accounts are being detected and reported on a timely basis. The General Auditor, who oversees the credit audit group, reports to the Chief Executive Officer of CIT and to the Audit Committee.

      Commercial. We have developed systems specifically designed to effectively manage credit risk in our two commercial segments. The process starts with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including collecting past due balances and liquidating underlying collateral.

      Credit personnel of the applicable strategic business unit review each potential borrower's financial condition, results of operations, management, industry, customer base, operations, collateral and other data, such as third party credit reports, to thoroughly evaluate the customer's borrowing and repayment ability.

Borrowers are graded according to credit quality based upon our uniform credit grading system, which grades both the borrower's financial condition and the underlying collateral. Credit facilities are subject to approval within our overall credit approval and underwriting guidelines and are issued commensurate with the credit evaluation performed on each borrower.

      We review and monitor credit exposures on an ongoing basis to identify, as early as possible, those customers that may be experiencing declining creditworthiness or financial difficulty. We periodically evaluate our commercial segments' finance receivables based upon credit criteria developed under our uniform credit grading system. We monitor concentrations by borrower, industry, geographic region and equipment type and management adjusts limits as conditions warrant to seek to minimize the risk of credit loss.

      Our Asset Quality Review Committee is comprised of members of senior management, including the Vice Chairman, the Executive Vice President-Credit Administration and the Chief Financial Officer. Periodically, the Committee will meet with the President and CEO of CIT to review, among other topics, levels of geographic, industry and customer concentrations. In addition, the Committee periodically meets with senior executives of our strategic business units, and reviews the status of financing and leasing assets greater than $500,000 to obligors with higher risk profiles.

      Consumer. For consumer loans, our management has developed and implemented proprietary automated credit scoring models for each loan type (e.g., recreation vehicles, manufactured housing, recreational boat and home equity) that include both customer demographics and credit bureau characteristics. The profiles emphasize, among other things, occupancy status, length of residence, length of employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information and combined loan to value ratio. The models are used to assess a potential borrower's credit standing and repayment ability considering the value or adequacy of property offered as collateral. Our credit criteria includes reliance on credit scores, including those based upon both our proprietary internal credit scoring model and external credit bureau scoring, combined with judgment. The credit scoring models are regularly reviewed for effectiveness utilizing statistical tools. We regularly evaluate the consumer loan portfolio using past due, vintage curve and other statistical tools to analyze trends and credit performance by loan type, including analysis of specific credit characteristics and other selected subsets of the portfolios. Adjustments to credit scorecards and lending programs are made when deemed appropriate. Individual underwriters are assigned credit authority based upon their experience, performance and understanding of the underwriting policies and procedures of our consumer operations and a credit approval hierarchy exists to ensure that all applications are reviewed by an underwriter with the appropriate level of authority.

      See "--Reserve and Provision for Credit Losses/Credit Quality".

Asset/Liability Management

      Management strives to manage interest rate and liquidity risk and optimize net finance income under formal policies established and monitored by the Capital Committee. The Capital Committee is comprised of members of senior management, including the Chief Executive Officer, the Vice Chairman, and the Chief Financial Officer. Three members of the Capital Committee are also members of our Board of Directors. The Capital Committee establishes and regularly reviews interest rate sensitivity, funding needs, liquidity, and asset-pricing to determine short-term and long-term funding strategies, including the use of off-balance sheet derivative financial instruments.

      We use off-balance sheet derivatives for hedging purposes only, and do not enter into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated, according to the applicable hedge objective, against commercial paper, a specifically underwritten debt issue, or a specific pool of assets. Our primary hedge objectives include the conversion of variable rate liabilities to fixed rates, the conversion of fixed rate liabilities to variable rates, the fixing of spreads on variable rate liabilities to various market indices and the elimination of interest rate risk on finance receivables classified as held for sale prior to securitization.

      We manage our derivative positions so that the exposure to interest rate, credit or foreign exchange risk is in accordance with the overall operating goals established by our Capital Committee. There is an approved, diversified list of creditworthy counterparties used for derivative financial instruments, each of whom has specific credit exposure limits, which are based on market value. The Executive Credit Committee approves each counterparty and its related market value and credit exposure limit annually, or more frequently if any changes are recommended. Credit exposures for each counterparty are measured based upon market value of the outstanding derivative instruments. Market values are calculated periodically for each swap contract, summarized by counterparty and reported to the Capital Committee. For additional information regarding our derivative portfolio, refer to "Note 7--Derivative Financial Instruments" in
Item 8. Financial Statements and Supplementary Data.

      Interest Rate Risk Management. Changes in market interest rates, or in the relationships between short-term and long-term market interest rates, or in the relationships between different interest rate indices (i.e., basis risk), can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, which can result in an increase in interest expense relative to finance income.

      Our Capital Committee actively manages interest rate risk by changing the proportion of fixed and floating rate debt and by utilizing primarily interest rate swaps and, to a lesser extent, other derivative instruments to modify the repricing characteristics of existing interest-bearing liabilities. Issuing new debt or hedging the interest rate on existing debt through the use of interest rate swaps and other derivative instruments are both tools in managing interest rate risk. The decision to use one or the other or a combination of both is driven by the relationship between the relative interest rate costs and effectiveness of the alternatives, and our liquidity needs. For example, a fixed rate, fixed term loan transaction may initially be funded by commercial paper, resulting in interest rate risk. To reduce this risk, we may enter into a hedge that has an inverse correlation to the interest rate sensitivity created, whereby we would pay a fixed interest rate and receive a commercial paper interest rate, thereby matching the fixed rate, fixed term loan with fixed rate, fixed term debt. Basis risk is similarly managed through the issuance of new debt or the utilization of interest rate swaps or other derivative instruments.

      We continuously monitor and simulate through computer modeling our degree of interest rate sensitivity by measuring the repricing characteristics of interest-sensitive assets, liabilities, and off-balance sheet derivatives. The Capital Committee reviews the results of this modeling monthly. The interest rate sensitivity modeling techniques employed by us essentially include the creation of prospective twelve month "baseline" and "rate shocked" net interest income simulations. At the date that interest rate sensitivity is modeled, "baseline" net interest income is derived considering the current level of interest-sensitive assets and related run-off (including both contractual repayment and historical prepayment experience), the current level of interest-sensitive liabilities and related maturities and the current level of off-balance sheet derivatives. The "baseline" simulation assumes that, over the next successive twelve months, market interest rates (as of the date of simulation) are held constant and that no new loans are extended. Once the "baseline" net interest income is calculated, market interest rates, which were previously held constant, are raised 100 basis points instantaneously and parallel across the entire yield curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net interest income.

      Utilizing our computer modeling, if no new fixed rate loans or leases were extended and no actions to alter the existing interest rate sensitivity were taken subsequent to December 31, 1998, an immediate hypothetical 100 basis point parallel rise in the yield curve on January 1, 1999 would increase net income by an estimated $3.4 million after-tax over the next twelve months. Although management believes that this measure provides a meaningful estimate of our interest rate sensitivity, it does not adjust for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the potential outcome simulated by our computer modeling. Further, it does not necessarily represent management's current view of future market interest rate movements.

      We periodically enter into structured financings (involving both the issuance of debt and an interest rate swap with corresponding notional principal amount and maturity) that not only improve liquidity and reduce interest rate risk, but result in a lower overall funding cost than could be achieved by solely issuing debt. For example, in order to fund fixed rate assets, a medium-term variable rate note based upon the U. S. federal funds rate can be issued and coupled with an interest rate swap exchanging the U. S. federal funds rate for a fixed interest rate. This creates, in effect, a lower cost fixed rate medium-term obligation.

      Interest rate swaps with notional principal amounts of $4.3 billion at December 31, 1998 and $3.6 billion at December 31, 1997 were designated as hedges against outstanding debt and were principally used to, in effect, convert the interest rate on variable rate debt to a fixed rate that sets our fixed rate term debt borrowing cost over the life of the swap. These hedges reduce our exposure to rising interest rates, but also reduce the benefits from lower interest rates.

      A comparative analysis of the weighted average principal outstanding and interest rates paid on our debt before and after the effect of interest rate swaps is shown in the following table.

                                                                           At December 31,
                                                    ----------------------------------------------------------
                                                                            Before Swaps
                                                    ----------------------------------------------------------
                                                           1998                 1997                1996
                                                    -----------------     -----------------    ---------------
                                                                         Dollars in Millions
Commercial paper and variable
  rate senior notes ............................    $ 9,672.6   5.53%    $ 9,574.2    5.61%   $ 9,952.2  5.48%
Fixed rate senior and subordinated
  notes ........................................      7,476.5   6.31%      5,497.6    6.52%     3,917.0  6.83%
                                                    ---------            ---------            ---------
Composite ......................................    $17,149.1   5.87%    $15,071.8    5.94%   $13,869.2  5.86%
                                                    =========            =========            =========

                                                                           At December 31,
                                                    ----------------------------------------------------------
                                                                             After Swaps
                                                    ----------------------------------------------------------
                                                           1998                 1997                1996
                                                    -----------------     -----------------    ---------------
                                                                         Dollars in Millions
Commercial paper and variable
  rate senior notes ............................    $ 7,069.9   5.47%    $ 6,443.2    5.54%   $ 6,774.3  5.42%
Fixed rate senior and subordinated
  notes ........................................     10,079.2   6.39%      8,628.6    6.52%     7,094.9  6.68%
                                                     --------             --------             --------
Composite ......................................    $17,149.1   6.01%    $15,071.8    6.10%   $13,869.2  6.06%
                                                     ========             ========             ========

      Our interest rate swaps principally convert floating rate debt to fixed rate debt. The weighted average composite interest rate after swaps increased from the composite interest rate before swaps in each period, primarily because a larger proportion of our debt, after giving effect to interest rate swaps, was subject to a fixed interest rate. However, the weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred had we chosen to manage interest rate risk without the use of such swaps.

      Interest rate swaps are further discussed in "Note 7--Derivative Financial Instruments" in Item 8. Financial Statements and Supplementary Data.

Liquidity

      We manage liquidity risk by monitoring the relative maturities of assets and liabilities and by borrowing funds, primarily in the U. S. money and capital markets. We use such cash to fund asset growth (including the bulk purchase of finance receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis. The primary sources of funding are commercial paper borrowings, medium-term notes, other debt securities, and asset-backed securitizations.

      Commercial paper outstanding increased $584.5 million to $6.1 billion at December 31, 1998 from $5.6 billion at December 31, 1997. During 1998, we issued $3.9 billion of variable rate term debt and $3.0 billion of fixed rate term debt. Repayments of debt totaled $4.1 billion for 1998. At December 31, 1998, $4.8 billion of registered, but unissued, debt securities remained available under shelf registration statements, including $2.0 billion of European Medium-Term Notes.

      Our commercial paper, publicly issued variable rate and fixed rate senior debt, and senior subordinated long-term notes and debentures are rated by Moody's Investors Service, Duff & Phelps Credit Rating Company and Standard & Poor's Corporation. At December 31, 1998, commercial paper borrowings were supported by $5.0 billion of committed revolving credit-line facilities. At December 31, 1998, such credit-line facilities represented 81% of operating commercial paper outstanding (commercial paper outstanding less interest-bearing deposits), as compared to 91% at December 31, 1997.

      As part of our continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, recreation vehicle, recreational boat, and home equity finance receivables of $866.0 million were securitized during 1998. We securitized recreation vehicle, home equity and recreational boat finance receivables of $1.4 billion in 1997. The decrease in securitization activity from 1997 to 1998 was primarily due to less attractive market conditions.

      At December 31, 1998, we had $2.0 billion of registered, but unissued, securities available under shelf registration statements relating to our asset-backed securitization program. In February 1999, we securitized $424.3 million of recreational boat receivables included in assets held for sale at December 31, 1998.

Capitalization

      The following table presents information regarding our capital structure.

                                                              At December 31,
                                                         -----------------------
                                                            1998         1997
                                                         ---------     ---------
                                                           Dollars in Millions

Commercial paper .....................................   $ 6,144.1     $ 5,559.6
Term debt ............................................    12,507.3       9,755.3
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely debentures of the Company ...........       250.0         250.0
Stockholders' equity .................................     2,701.6       2,432.9
                                                         ---------     ---------
Total capitalization .................................   $21,603.0     $17,997.8
                                                         =========     =========
Total debt to stockholders' equity and
  Company-obligated mandatorily redeemable
  preferred securities of subsidiary
  trust holding solely debentures of
  the Company ........................................       6.32x         5.71x
Total debt and Company-obligated mandatorily
  redeemable preferred securities of
  subsidiary trust holding solely
  debentures of the Company to
  stockholders' equity ...............................       7.00x         6.40x

      The Company-obligated mandatorily redeemable preferred securities are 7.70% Preferred Capital Securities of CIT Capital Trust I, a wholly-owned subsidiary of ours. CIT Capital Trust I invested the proceeds of that issue in Junior Subordinated Debentures of CIT having identical rates and payment dates.

      In November 1998, DKB sold 55,000,000 shares of Class A Common Stock in the Secondary Offering for which it received all the proceeds. Prior to the sale, DKB converted all of its Class B Common Stock into an identical number of shares of Class A Common Stock, which is now the only class of common stock outstanding. DKB held 94.4% of the combined voting power and 77.2% of the economic interest of all of our outstanding common stock prior to the sale. At December 31, 1998, DKB held 43.8% of the voting power and economic interest of our outstanding common stock.

      In November 1997, we issued 36,225,000 shares of Class A Common Stock in the IPO. Prior to the IPO, DKB owned 80% of our issued and outstanding stock, and Chase owned the remaining 20% common stock interest. DKB had an option expiring December 15, 2000 to purchase the remaining 20% common stock interest from Chase. In November 1997, we purchased DKB's option at its fair market value, exercised the option to purchase the stock held by Chase and recapitalized by converting the outstanding common stock to 157,500,000 shares of Class B Common Stock. Twenty percent of the Class B Common Stock shares (which had five votes per share) were converted to Class A Common Stock shares (which has one vote per share) and, in addition to an underwriter's overallotment option, were issued in the IPO. The issuance of Class A Common
Stock pursuant to the underwriter's overallotment resulted in an increase in stockholders' equity of $117.7 million.

Recent Accounting Pronouncements

      In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it.

      If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. If the hedged exposure is a foreign currency exposure, the gain or loss on the derivative instrument is reported in other comprehensive income as part of the cumulative translation adjustment. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We have not yet determined the impact of SFAS
133. However, we anticipate that adoption of the statement will not have a material impact on our financial position or results of operations.

Year 2000 Compliance

      Institutions around the world are reviewing and modifying their computer systems to ensure they are Year 2000 compliant. The issue, in general terms, is that many existing computer systems, both information technology systems and non-information technology systems, contain date-based functions which use only two digits to identify a year in the date field with the assumption that the first two digits of the year are always "19". Consequently, on January 1, 2000, systems that are not Year 2000 compliant may read the year as 1900. Systems that calculate, compare or sort using the incorrect date may malfunction.

      We continue to address the Year 2000 issue as it relates to our systems and business. We have developed a comprehensive Year 2000 project to remediate our information technology ("IT") systems and to address Year 2000 issues in our non-IT systems. The process of remediation includes the following phases:

      o     Planning

      o     Assessing

      o     Designing (as necessary)

      o     Programming (as necessary)

      o     Testing and validation

      We have categorized our IT systems as high, medium or low priority with respect to our ability to conduct business. As of December 31, 1998, we had successfully completed:

      o the planning, assessing and designing phases for all of our IT systems

      o the programming phase for 97% of our high and medium priority IT systems and 96% of all our IT systems

      o the testing and validation phase for 96% of our high and medium priority IT systems and 92% of all our IT systems.

      We estimate that, at December 31, 1998, our Year 2000 project was approximately 94% completed for our high and medium priority IT systems and 91% completed with respect to all our IT systems. Our Year 2000 project remains on schedule to be completed by the end of the first quarter of 1999.

      A majority of the software used in our IT systems is provided by outside vendors. As of December 31, 1998, approximately 97% of our vendor provided software or software upgrades have been designated by the software vendors as Year 2000 compliant. We implemented a Year 2000 contingency plan which now addresses the 3% of our vendor provided software which has not yet met our Year 2000 compliance deadlines.

      In addition, we continue to formulate a contingency plan for business continuation in the event of Year 2000 systems failures. This contingency plan formulation is based upon our existing disaster recovery and business continuity plans with modifications for Year 2000 risks. We expect to complete our IT systems Year 2000 contingency plan by June 30, 1999, and to test this contingency plan thereafter.

      Our non-IT systems used to conduct business at our facilities consist primarily of office equipment (other than computer and communications equipment) and other equipment at our leased office facilities. We have inventoried our non-IT systems and have sent Year 2000 questionnaires to our office equipment vendors and landlords to determine the status of their Year 2000 readiness.

      Since 1997, we have been actively communicating with third parties concerning the status of their Year 2000 readiness by, among other things, sending written Year 2000 inquiries. These third parties include our borrowers, obligors, banks, investment banks, investors, vendors, manufacturers, landlords and suppliers of telecommunication services and other utilities. As part of the process of evaluating our options and attempting to mitigate third party risks, we continue to collect and analyze information from third parties. It is difficult to predict the effect of such third party non-readiness on our business.

      Significant Year 2000 failures in our systems or in the systems of third parties (or third parties upon whom they depend) could have a material adverse effect on our financial condition and results of operations. We believe that our reasonably likely worst case Year 2000 scenario is (i) a material increase in our credit losses due to Year 2000 problems for our borrowers and obligors and
(ii) disruption in financial markets causing liquidity stress to us. The amount of these potential credit losses or the degree of disruption cannot be determined at this time.

      During the first quarter of 1999, we will continue with the remediation and testing of our IT systems, further evaluate third party Year 2000 risks, continue to develop contingency plans and take further steps designed to reduce our exposure to these risks.

      The total cost of our Year 2000 project is expected to be approximately $8 million, of which approximately $5.5 million has been incurred through December 31, 1998. This amount includes the costs of additional hardware, software and technology consultants, as well as the cost of our systems professionals dedicated to achieving Year 2000 compliance for IT systems. We have included the cost of the Year 2000 project in our annual budgets for information technology. We have postponed some non-Year 2000 IT expenditures and initiatives until after 2000 in order to concentrate resources on the Year 2000 issue. We do not expect that this will have a material adverse effect on our financial condition and results of operations.

      All Year 2000 information provided herein is a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act and is subject to the terms thereof. This Year 2000 information is provided pursuant to securities law requirements and it may not be taken as a form of covenant, warranty, representation or guarantee of any kind.

Item 8. Financial Statements and Supplementary Data.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of
The CIT Group, Inc.:

      We have audited the accompanying consolidated balance sheets of The CIT Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The CIT Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                           KPMG LLP

Short Hills, New Jersey
January 28, 1999

                      THE CIT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                December 31,
                                                            --------------------
                                                              1998       1997
                                                              ----       ----
                                                             Dollars in Millions

Financing and leasing assets
Loans
    Commercial .........................................   $11,415.5  $10,342.5
    Consumer ...........................................     4,266.9    3,664.8
Lease receivables ......................................     4,173.6    3,712.4
                                                           ---------  ---------
    Finance receivables (Note 3) .......................    19,856.0   17,719.7
Reserve for credit losses (Note 4) .....................      (263.7)    (235.6)
                                                           ---------  ---------
    Net finance receivables ............................    19,592.3   17,484.1
Operating lease equipment, net (Note 5) ................     2,774.1    1,905.6
Consumer finance receivables held for sale .............       987.4      268.2
Cash and cash equivalents ..............................        73.6      140.4
Other assets (Notes 14 and 19) .........................       875.7      665.8
                                                           ---------  ---------
        Total assets ...................................   $24,303.1  $20,464.1
                                                           =========  =========

                      Liabilities and Stockholders' Equity

Debt (Notes 6 and 7)
Commercial paper .......................................   $ 6,144.1  $ 5,559.6
Variable rate senior notes .............................     4,275.0    2,861.5
Fixed rate senior notes ................................     8,032.3    6,593.8
Subordinated fixed rate notes ..........................       200.0      300.0
                                                           ---------  ---------
        Total debt .....................................    18,651.4   15,314.9
Credit balances of factoring clients ...................     1,302.1    1,202.6
Accrued liabilities and payables
    (Notes 12 and 14) ..................................       694.3      660.1
Deferred federal income taxes (Note 12) ................       703.7      603.6
                                                           ---------  ---------
        Total liabilities ..............................    21,351.5   17,781.2

Company-obligated mandatorily redeemable
    preferred securities of subsidiary
    trust holding solely debentures of
    the Company (Note 8) ...............................       250.0      250.0

Stockholders' equity (Notes 1 and 9)
Class A common stock, par value
    $0.01 per share;
    Authorized: 700,000,000 shares
    Issued: 163,144,879 shares in
        1998 and 37,173,527 shares
        in 1997
    Outstanding: 162,176,949 shares
        in 1998 and 37,173,527
        shares in 1997 .................................         1.7        0.4
Class B common stock, par value $0.01
    per share, 510,000,000 shares
    authorized and in 1997 126,000,000
    issued and outstanding .............................          --        1.3
Paid-in capital ........................................       952.5      948.3
Retained earnings ......................................     1,772.8    1,482.9
Treasury stock at cost (967,930
    shares; Class A) ...................................       (25.4)        --
                                                           ---------  ---------
        Total stockholders' equity .....................     2,701.6    2,432.9
                                                           ---------  ---------
        Total liabilities and
           stockholders' equity ........................   $24,303.1  $20,464.1
                                                           =========  =========

See accompanying notes to consolidated financial statements

                      THE CIT GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                     Years Ended December 31,
                                             -----------------------------------
                                               1998         1997         1996
                                             --------     --------     --------
                                                     Dollars in Millions
                                                 (except per share amounts)

Finance income ............................  $2,015.1     $1,824.7     $1,646.2
Interest expense ..........................   1,040.8        937.2        848.3
                                             --------     --------     --------
    Net finance income ....................     974.3        887.5        797.9
Fees and other income (Note 10) ...........     255.4        247.8        244.1
Gain on sale of equity interest
    acquired in loan workout ..............        --         58.0           --
                                             --------     --------     --------
    Operating revenue .....................   1,229.7      1,193.3      1,042.0
                                             --------     --------     --------
Salaries and general operating
    expenses (Notes 11, 14 and 15) ........     417.8        428.4        393.1
Provision for credit losses (Note 4) ......      99.4        113.7        111.4
Depreciation on operating lease
    equipment (Note 5) ....................     169.5        146.8        121.7
Minority interest in subsidiary
    trust holding solely
    debentures of the Company (Note 8) ....      19.2         16.3           --
                                             --------     --------     --------
    Operating expenses ....................     705.9        705.2        626.2
                                             --------     --------     --------
    Income before provision for
       income taxes .......................     523.8        488.1        415.8
Provision for income taxes (Note 12) ......     185.0        178.0        155.7
                                             --------     --------     --------
    Net income ............................  $  338.8     $  310.1     $  260.1
                                             ========     ========     ========
Net income per basic share (Note 13) ......  $   2.09     $   1.96     $   1.65
Net income per diluted share (Note 13) ....  $   2.08     $   1.95     $   1.64

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                Class A   Class B                                   Total
                                    Common      Common    Common   Paid-in  Treasury   Retained  Stockholders'
                                     Stock       Stock    Stock    Capital    Stock    Earnings     Equity
                                    ------      -------  -------   -------  --------   --------  -------------
                                                                 Dollars in Millions
Balance, December 31, 1995 ........  $250.0                        $408.3              $1,255.9     $1,914.2
Net income ........................                                                       260.1        260.1
Cash dividends - regular ..........                                                       (98.9)       (98.9)
Cash dividends - special ..........                                                      (165.0)      (165.0)
Capital contribution ..............                                 165.0                              165.0
                                     ------      ----     ----     ------    ------    --------     --------
Balance, December 31, 1996 ........   250.0                         573.3               1,252.1      2,075.4
Net income ........................                                                       310.1        310.1
Cash dividends ....................                                                       (79.3)       (79.3)
Recapitalization to
  Class B common
  stock shares (Note 1) ...........  (250.0)              $1.6      248.4                                0.0
Twenty percent of Class B
  common shares bought
  pursuant to option
  agreement (Note 1) ..............                       (0.3)             $(808.0)                  (808.3)
Conversion of Class B
  treasury stock shares to
  Class A common stock
  shares and issuance of
  Class A to the public
  (Note 1) ........................              $0.3                         808.0                    808.3
Issuance of underwriter's
  overallotment of Class
  A common stock shares,
  net (Note 1) ....................               0.1               117.6                              117.7
Restricted Class A common
  stock grants (Note 14) ..........                                   9.0                                9.0
                                     ------      ----     ----     ------    ------    --------     --------
Balance, December 31, 1997 ........     0.0       0.4      1.3      948.3       0.0     1,482.9      2,432.9
Net income ........................                                                       338.8        338.8
Cash dividends ....................                                                       (48.9)       (48.9)
Conversion of Class B
  common stock to Class A
  common stock shares
  (Note 1) ........................               1.3     (1.3)                                          0.0
Repurchase of 967,930
  shares of Class A common
  stock (Note 9) ..................                                           (25.4)                   (25.4)
Costs relating to Class A
  Common Stock
  offering (Note 1) ...............                                  (1.0)                              (1.0)
Restricted Class A common
  stock grants (Note 14) ..........                                   5.2                                5.2
                                     ------      ----     ----     ------    ------    --------     --------
Balance, December 31, 1998 ........  $  0.0      $1.7     $0.0     $952.5    $(25.4)   $1,772.8     $2,701.6
                                     ======      ====     ====     ======    ======    ========     ========

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                            ------------------------------------
                                               1998        1997        1996
                                               ----        ----        ----
                                                      Dollars in Millions

Cash flows from operations
Net income ..............................   $    338.8  $    310.1  $    260.1
Adjustments to reconcile net
  income to net cash flows
  from operations:
     Provision for credit losses ........         99.4       113.7       111.4
     Depreciation and amortization ......        195.9       168.6       140.3
     Provision for deferred federal
        income taxes ....................        100.2        80.3        54.1
     Gains on asset and receivable sales         (75.1)     (137.7)      (78.9)
     Increase in accrued liabilities
        and payables ....................         34.2        66.1       108.1
     Increase in other assets ...........        (89.2)      (54.0)      (65.9)
     Other ..............................         11.0         8.0        (3.7)
                                            ----------  ----------  ----------
        Net cash flows provided by
          operations ....................        615.2       555.1       525.5
                                            ----------  ----------  ----------
Cash flows from investing activities
Loans extended ..........................    (35,818.9)  (33,332.9)  (32,647.2)
Collections on loans ....................     32,463.4    31,419.7    31,132.2
Proceeds from asset and
  receivable sales ......................      1,381.3     1,747.5     1,144.9
Purchases of assets to be leased ........     (1,101.7)     (802.8)     (431.2)
Net increase in short-term
  factoring receivables .................       (255.4)     (238.8)       (0.3)
Purchases of finance receivables
  portfolios ............................       (600.0)     (176.6)     (661.3)
Proceeds from sales of assets
  received in satisfaction of loans .....         49.2        37.7        76.7
Purchases of investment securities ......        (36.9)      (27.5)      (20.8)
Other ...................................        (31.8)      (23.1)      (25.5)
                                            ----------  ----------  ----------
  Net cash flows used for
     investing activities ...............     (3,950.8)   (1,396.8)   (1,432.5)
                                            ----------  ----------  ----------
Cash flows from financing activities
Proceeds from the issuance of
  variable and fixed rate notes .........      6,863.5     4,532.7     4,776.0
Repayments of variable and fixed
  rate notes ............................     (4,111.5)   (3,556.1)   (3,461.8)
Net increase (decrease) in
  commercial paper ......................        584.5      (267.4)     (278.6)
Proceeds from nonrecourse
  leveraged lease debt ..................        155.3        43.7        58.1
Repayments of nonrecourse
  leveraged lease debt ..................       (148.7)     (162.3)     (146.2)
Cash dividends paid .....................        (48.9)      (79.3)     (263.9)
Purchase of treasury stock ..............        (25.4)         --          --
Proceeds from issuance of
  common stock, net .....................           --       926.0          --
Purchase of Class B common
  stock pursuant to
  option agreement ......................           --      (808.3)         --
Proceeds from the issuance
  of Company-obligated
  manditorily redeemable preferred
  securities of subsidiary
  trust holding solely debentures
  of the Company ........................           --       250.0          --
Capital contribution from stockholders ..           --          --       165.0
                                            ----------  ----------  ----------
  Net cash flows provided by
     financing activities ...............      3,268.8       879.0       848.6
                                            ----------  ----------  ----------
Net (decrease) increase in cash
  and cash equivalents ..................        (66.8)       37.3       (58.4)
Cash and cash equivalents,
  beginning of year .....................        140.4       103.1       161.5
                                            ----------  ----------  ----------
Cash and cash equivalents,
  end of year ...........................   $     73.6  $    140.4  $    103.1
                                            ==========  ==========  ==========
Supplemental disclosures
Interest paid ...........................   $  1,021.3  $    917.5  $    842.6
Federal and state and local
  income taxes paid .....................   $     81.4  $    102.1  $    102.5

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company

      The CIT Group, Inc. (the "Company"), formerly known as The CIT Group Holdings, Inc., engages in secured commercial and consumer financing and leasing activities through a nationwide distribution network.

      In November 1998, The Dai-Ichi Kangyo Bank, Limited ("DKB") sold 55,000,000 shares of Class A Common Stock in a secondary public offering (the "Secondary Offering") for which it received all the proceeds. Prior to the sale, DKB converted all of its Class B Common Stock into an identical number of shares of Class A Common Stock, which is now the only class of common stock outstanding. DKB held 94.4% of the combined voting power and 77.2% of the economic interest of all of the Company's outstanding common stock prior to the sale. At December 31, 1998, DKB held 43.8% of the voting power and economic interest of the Company's outstanding common stock.

      In November 1997, the Company issued 36,225,000 shares of Class A Common Stock in an initial public offering (the "IPO"). Prior to the IPO, DKB owned 80% of the Company's issued and outstanding stock, and The Chase Manhattan Corporation ("Chase") owned the remaining 20% of the issued and outstanding stock. DKB had an option expiring December 15, 2000 to purchase the remaining 20% common stock interest from Chase. In November 1997, the Company purchased DKB's option at its fair market value, exercised the option to purchase the stock held by Chase and recapitalized the Company by converting the outstanding common stock to 157,500,000 shares of Class B Common Stock. Twenty percent of the Class B Common Stock shares (which had five votes per share) were converted to Class A Common Stock shares (which has one vote per share) and, in addition to an underwriter's overallotment option, were issued in the IPO. The issuance of Class A Common Stock pursuant to the underwriter's overallotment resulted in an increase to the Company's stockholders' equity of $117.7 million.

Note 2--Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements and accompanying notes include the accounts of The CIT Group, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated. Prior period amounts have been reclassified to conform to the current presentation.

Financing and Leasing Assets

      The Company provides funding for a variety of financing arrangements, including term loans, lease financing and operating leases. The amounts outstanding on loans and leases are referred to as finance receivables and, when combined with consumer finance receivables held for sale, net book value of operating lease equipment, and certain investments, represent financing and leasing assets.

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

      The accrual of finance income on commercial finance receivables is suspended and an account is placed on nonaccrual status when payment of principal or interest is contractually delinquent for 90 days or more, or earlier when, in the opinion of management, full collection of all principal and interest due is doubtful. Given the nature of revolving credit facilities, including those combined with term loan facilities (advances and interest accruals increase revolving loan balances and payments reduce revolving loan balances), the

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

placement of revolving credit facilities on nonaccrual status includes the review of other qualitative and quantitative factors, and generally does not result in the reversal of significant amounts of accrued interest. To the extent the estimated fair value of collateral does not satisfy both the principal and accrued income outstanding, accrued but uncollected income at the date an account is placed on nonaccrual status is reversed and charged against income, though such amounts are generally not significant. Subsequent income received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status. The accrual of finance income on consumer loans is suspended, and all previously accrued but uncollected income is reversed, when payment of principal and/or interest on consumer finance receivables is contractually delinquent for 90 days or more.

      Fees and other income includes: (1) factoring commissions, (2) commitment, facility, letters of credit, and syndication fees, (3) servicing fees, and (4) gains and losses from the sales of leasing equipment, venture capital investments, and the sales and securitizations of finance receivables.

Lease Financing

      Direct financing leases are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans and subsequently placed on operating lease is recorded at the lower of carrying value or estimated fair value when acquired. Lease receivables include leveraged leases, for which a major portion of the funding is provided by third party lenders on a nonrecourse basis, with the Company providing the balance and acquiring title to the property. Leveraged leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less nonrecourse third party debt and unearned finance income. Management performs periodic reviews of the estimated residual values, with other than temporary impairment, if any, being recognized in the current period.

Reserve for Credit Losses on Finance Receivables

      The consolidated reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience and levels of past due loans and nonperforming assets. It is management's judgment that the consolidated reserve for credit losses is adequate to provide for potential credit losses. The Company reviews finance receivables periodically to determine the probability of loss, and takes charge-offs after considering such factors as the obligor's financial condition and the value of underlying collateral and guarantees. The consolidated reserve for credit losses is intended to provide for future events, which by their nature are uncertain. Therefore, changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the consolidated reserve for credit losses.

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

Impaired Loans

      Impaired loans are measured based upon 1) the present value of expected future cash flows discounted at the loan's effective interest rate, or 2) the fair value of the collateral, if the loan is collateral dependent. Impaired loans include any loan transaction on nonaccrual status or any troubled debt restructuring entered into after December 31, 1994, subject to periodic review by the Company's Asset Quality Review Committee

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

("AQR"). The AQR is comprised of members of senior management, which reviews finance receivables of $500,000 or more meeting certain credit risk grading parameters. Excluded from impaired loans are: 1) certain individual small dollar commercial nonaccrual loans (under $500,000) for which the collateral value supports the outstanding balance, 2) consumer loans, which are subject to automatic charge-off procedures, and 3) short-term factoring customer receivables, generally having terms of no more than 30 days. In general, the impaired loans are collateral dependent. Any shortfall between the value and the recorded investment in the loan is recognized by recording a provision for credit losses.

Long-Lived Assets

      A review for impairment of long-lived assets, such as operating lease equipment, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

      At the time management decides to proceed with a securitization of loans, such loans are considered available for sale, classified as other assets and carried at the lower of aggregate cost or market value. Certain consumer loans are originated and sold to trusts which, in turn, issue asset-backed securities to investors. The Company retains the servicing rights and participates in certain cash flows from the loans. The present value of expected net cash flows which exceeds the estimated cost of servicing is recorded at the time of sale as "interest-only receivables" with any related gain recognized. The Company, in its estimation of residual cash flows and interest-only receivables, inherently employs a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are empirically supported by both the Company's historical experience, market trends and anticipated trends relative to the particular products securitized. Subsequent to the recording of interest-only receivables, the Company regularly reviews such assets for valuation impairment. These reviews are performed on a disaggregated basis. Fair values of interest-only receivables are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates and are then compared to the Company's carrying values. Carrying value of the Company's interest-only receivables at December 31, 1998 and 1997 approximated fair value.

      The excess of purchase price over fair market value of assets acquired (goodwill) in connection with business acquisitions is amortized on a straight line basis over a period not to exceed 25 years.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      Assets received in satisfaction of loans are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs at the time of receipt recognized by recording a charge-off. Subsequent write-downs of such assets, which may be required due to a decline in estimated fair market value after receipt, are reflected in general operating expenses.

      Fixed assets such as computer equipment, furniture, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the related assets.

Derivative Financial Instruments

      The Company uses interest rate swap agreements as part of its overall interest rate risk management. These transactions are entered into as hedges against the effects of future interest rate fluctuations and, accordingly, are not carried at fair value. The Company does not enter into derivative financial instruments for trading or speculative purposes.

      The net interest differential, including premiums paid or received, if any, on interest rate swaps, is recognized on an accrual basis as an adjustment to finance income or as interest expense to correspond with the hedged asset or liability position, respectively. If early termination of a derivative instrument occurs, the net proceeds paid or received are deferred and amortized over the shorter of the remaining original contract life of the interest rate swap or the maturity of the hedged asset or liability position.

      The Company also uses derivative instruments to hedge the interest rate associated with the anticipated securitization of loans. Such transactions are designated as hedges against a securitization that is probable and for which the significant characteristics and terms have been identified but for which there is no legally binding obligation. The loans to be securitized are considered held for sale and are included in consumer finance receivables held for sale in the accompanying balance sheets. The net interest differential on the derivative instrument, including premium paid or received, if any, is recognized as an adjustment to the basis of the corresponding assets at the time of sale. If the anticipated securitization does not occur, the related hedge position would be liquidated with any gain or loss recognized at such time, and the related assets would be reclassified to finance receivables.

Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities is recognized in income at the time of enactment of a change in tax rates.

      Federal investment tax credits realized for income tax purposes on lease financing transactions have been deferred for financial statement purposes and are included in deferred federal income taxes. Such credits are amortized as a reduction of the provision for income taxes using an actuarial method over the related lease term.

Segment Reporting

      The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in 1998. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach is based on the way management organizes the segments for making operating decisions and assessing performance. SFAS 131 also requires disclosure about products and services, significant account balances, and geographic areas. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. See Note 21 -- Business Segment Information.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Comprehensive Income

      The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in 1998. This statement does not change the reporting of net income. However, it requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a separate financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and paid-in-capital in the equity section of a statement of financial position. There were no significant comprehensive income items at December 31, 1998, 1997 or 1996.

Consolidated Statements of Cash Flows

      Cash and cash equivalents includes cash and interest-bearing deposits, which generally represent overnight money market investments of excess cash borrowed in the commercial paper market and maintained for liquidity purposes. Cash inflows and outflows from commercial paper borrowings and most factoring receivables are presented on a net basis in the Statements of Cash Flows, as their term is generally less than 90 days.

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

Note 3--Finance Receivables

      Included in lease receivables at December 31, 1998 and 1997 are leveraged lease receivables of $792.2 million and $716.5 million, respectively. Leveraged lease receivables exclude the portion of lease receivables offset by related nonrecourse debt payable to third party lenders of $1.9 billion at both December 31, 1998 and 1997, including amounts owed to affiliates of DKB that totaled $431.0 million in 1998 and $459.0 million in 1997. Finance receivables exclude $2.5 billion of consumer finance receivables at December 31, 1998 ($2.4 billion in 1997) previously securitized and currently managed by the Company.

      Commercial and consumer loans are presented net of unearned income of $557.0 million and $584.3 million at December 31, 1998 and 1997, respectively. Lease receivables are presented net of unearned income of $1.1 billion at both December 31, 1998 and 1997.

      The following table sets forth the contractual maturities of finance receivables.

                                                  At December 31,
                                   ---------------------------------------------
                                         1998                     1997
                                   ------------------      -------------------
                                    Amount    Percent       Amount     Percent
                                   --------   -------      --------    -------
                                                Dollars in Millions

Due within one year .............  $ 7,948.8    40.0%      $ 6,540.9     36.9%
Due within one to two years .....    3,146.0    15.9         2,797.1     15.8
Due within two to four years ....    3,458.3    17.4         3,288.0     18.6
Due after four years ............    5,302.9    26.7         5,093.7     28.7
                                   ---------   -----       ---------    -----
 Total ..........................  $19,856.0   100.0%      $17,719.7    100.0%
                                   =========   =====       =========    =====

      Information about concentrations of credit risk is set forth in "Geographic Composition", "Industry Composition" and "Concentrations" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The  following   table  sets  forth  the   information   regarding   total
nonperforming assets.

                                                      At December 31,
                                                   --------------------
                                                    1998          1997
                                                    ----          ----
                                                    Dollars in Millions

Nonaccrual finance receivables .................   $211.4        $164.4
Assets received in satisfaction of loans .......     67.3          43.0
                                                   ------        ------
  Total nonperforming assets ...................   $278.7        $207.4
                                                   ======        ======
Percent to finance receivables .................     1.40%         1.17%
                                                   ======        ======

      At December 31, 1998 and 1997, the recorded investment in impaired loans, which are generally collateral dependent, totaled $74.1 million and $53.2 million, respectively. No SFAS 114 reserve for credit losses was required because the fair value of the collateral or the present value of expected future cash flows equaled or exceeded the recorded investment for such impaired loans. The average monthly recorded investment in the impaired loans was $73.2 million, $71.6 million and $89.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. Cash collected on impaired loans is applied to the carrying amount. There was no finance income recorded on these loans during 1998, 1997 or 1996 after being classified as impaired. The amount of finance income that would have been recorded under contractual terms for year-end impaired loans would have been $16.1 million, $19.9 million, and $24.7 million in 1998, 1997, and 1996, respectively.

Note 4--Reserve for Credit Losses

      The following table presents changes in the reserve for credit losses.

                                                      At December 31,
                                                -----------------------------
                                                  1998      1997       1996
                                                  ----      ----       ----
                                                     Dollars in Millions

Balance, January 1 ...........................  $ 235.6    $ 220.8    $ 206.0
                                                -------    -------    -------
Provision for credit losses ..................     99.4      113.7      111.4
Portfolio acquisitions, net ..................      7.5        2.1        4.9
                                                -------    -------    -------
  Net addition to the reserve
    for credit losses ........................    106.9      115.8      116.3
                                                -------    -------    -------
Finance receivables charged-off ..............   (103.7)    (123.5)    (122.2)
Recoveries on finance receivables
  previously charged-off .....................     24.9       22.5       20.7
                                                -------    -------    -------
  Net credit losses ..........................    (78.8)    (101.0)    (101.5)
                                                -------    -------    -------
Balance, December 31 .........................  $ 263.7    $ 235.6    $ 220.8
                                                =======    =======    =======
Reserve for credit losses as a
  percentage of finance receivables ..........      1.33%      1.33%      1.30%
                                                =======    =======    =======

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 5--Operating Lease Equipment

      The following table provides an analysis of operating lease equipment by equipment type, net of accumulated depreciation of $457.2 million in 1998 and $375.6 million in 1997.

                                                              At December 31,
                                                          ----------------------
                                                            1998          1997
                                                            ----          ----
                                                            Dollars in Millions

Commercial aircraft ...................................   $1,094.7      $  822.7
Railroad equipment ....................................      806.0         429.0
Business aircraft .....................................      318.7         295.6
Trucks, trailers and buses ............................      187.0         172.2
Manufacturing .........................................      147.2         101.3
Other .................................................      220.5          84.8
                                                          --------      --------
  Total ...............................................   $2,774.1      $1,905.6
                                                          ========      ========

      Included in the preceding table is equipment not currently subject to lease agreements of $27.2 million and $2.4 million at December 31, 1998 and 1997, respectively.

      Commitments to purchase equipment from manufacturers to be placed on operating lease totaled $449.9 million at December 31, 1998. Agreements to lease this equipment to third parties have been entered into for $157.0 million at December 31, 1998. There were no commitments to purchase equipment from manufacturers to be placed on operating lease at December 31, 1997.

      Rental income on operating leases, which is included in finance income, totaled $314.1 million in 1998, $231.8 million in 1997, and $182.4 million in 1996. The following table presents future minimum lease rentals on non-cancelable operating leases as of December 31, 1998. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing operating lease equipment at lease expiration, all of which are important components of operating lease profitability.

                                                        Years Ended December 31,
                                                        ------------------------
                                                          Dollars in Millions

1999 ......................................................    $  353.2
2000 ......................................................       288.6
2001 ......................................................       237.0
2002 ......................................................       170.4
2003 ......................................................       120.3
Thereafter ................................................       208.1
                                                               --------
   Total ..................................................    $1,377.6
                                                               ========

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 6--Debt

      The following table presents data on commercial paper borrowings.

                                                        At December 31,
                                               --------------------------------
                                                1998         1997        1996
                                                ----         ----        ----
                                                      Dollars in Millions

Borrowings outstanding .....................  $6,144.1     $5,559.6    $5,827.0
Weighted average interest rate .............      5.35%        5.86%       5.45%
Weighted average maturity ..................   38 days      43 days     32 days

                                                For the Years ended December 31,
                                               ---------------------------------
                                                1998         1997        1996
                                                ----         ----        ----
                                                      Dollars in Millions

Daily average borrowings ...................  $6,572.1     $6,320.7    $5,892.7
Maximum amount outstanding .................  $7,655.9     $7,039.4    $6,666.3
Weighted average interest rate .............      5.51%        5.56%       5.44%
(excluding amounts related to
  interest bearing deposits)

      The following tables present the contractual maturities of total debt at December 31, 1998.

                                                                         At December 31,
                                                                      ---------------------
                                         Commercial  Variable rate     1998          1997
                                            paper     senior notes     Total         Total
                                            -----     ------------     -----         -----
                                                         Dollars in Millions
Due in 1998 (rates ranging from
  5.58% to 5.90%) ......................  $     --     $     --      $      --     $8,021.1
Due in 1999 (rates ranging from
  4.40% to 5.88%) ......................   6,144.1      3,705.0        9,849.1        380.0
Due in 2000 (rates ranging from
  4.91% to 5.76%) ......................        --        550.0          550.0           --
Due in 2003 (rates ranging from
  5.81% to 5.96%) ......................        --         20.0           20.0         20.0
                                          --------     --------      ---------     --------
    Total ..............................  $6,144.1     $4,275.0      $10,419.1     $8,421.1
                                          ========     ========      =========     ========

                                                                         At December 31,
                                                                      ---------------------
                                              Fixed rate notes          1998          1997
                                           Senior     Subordinated     Total         Total
                                           ------     ------------     -----         -----
Due in 1998 (rates ranging from
  5.63% to 8.75%) ......................  $     --       $   --       $     --     $1,650.0
Due in 1999 (rates ranging from
  5.38% to 6.63%) ......................   1,881.0           --        1,881.0      1,881.0
Due in 2000 (rates ranging from
  5.00% to 6.80%) ......................   2,222.0           --        2,222.0      1,095.0
Due in 2001 (rates ranging from
  5.50% to 9.25%) ......................   1,475.0        200.0        1,675.0        700.0
Due in 2002 (rates ranging from
  5.92% to 7.13%) ......................   1,050.0           --        1,050.0        950.0
Due in 2003 (rates ranging from
  5.57% to 6.00%) ......................     755.0           --          755.0           --
Due after 2003 (rates ranging from
  5.69% to 6.63%) ......................     658.6           --          658.6        628.6
                                          --------       ------       --------     --------
Face amount of maturities ..............   8,041.6        200.0        8,241.6      6,904.6
Issue discount .........................      (9.3)          --           (9.3)       (10.8)
                                          --------       ------       --------     --------
    Total ..............................  $8,032.3       $200.0       $8,232.3     $6,893.8
                                          ========       ======       ========     ========

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      Fixed rate senior and subordinated debt outstanding at December 31, 1998 matures at various dates through 2008 at interest rates ranging from 5.00% to 9.25%. The consolidated weighted average interest rates on fixed rate senior and subordinated debt at December 31, 1998 and 1997 were 6.11% and 6.39%, respectively. Variable rate senior notes outstanding at December 31, 1998 with interest rates ranging from 4.40% to 5.81% mature at various dates through 2003. The consolidated weighted average interest rates on variable rate senior notes at December 31, 1998 and 1997 were 4.93% and 5.66%, respectively.

      The following table represents information on unsecured revolving lines of credit with 53 banks that support commercial paper borrowings at December 31, 1998.

                                                               Maturity Amount
                                                              ----------------
                                                             Dollars in Millions

April 1999 .....................................................   $1,240.0
April 2002 .....................................................    3,720.0
                                                                   --------
  Total credit lines ...........................................   $4,960.0
                                                                   ========

      The credit line agreements contain clauses that allow the Company to extend the termination dates upon written consent from the participating banks.

Note 7--Derivative Financial Instruments

      As part of managing the exposure to changes in market interest rates, the Company, as an end-user, enters into various interest rate swap transactions, all of which are transacted in over-the-counter (OTC) markets, with other financial institutions acting as principal counterparties. The Company uses off-balance sheet derivatives for hedging purposes only, and does not enter into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated, according to hedge objective, against commercial paper, a specifically underwritten debt issue or a specific pool of assets. The Company's primary hedge objectives include the conversion of variable rate liabilities to fixed rates, the conversion of fixed rate liabilities to variable rates, the fixing of spreads on variable rate liabilities to various market indices and the elimination of interest rate risk on finance receivables classified as held for sale prior to securitization. The notional amounts, rates, indices and maturities of the Company's off-balance sheet derivatives are required to closely match the related terms of the Company's hedged assets and liabilities.

      The following table presents the notional principal amounts, weighted average interest rates expected to be received or paid and the contractual maturities of interest rate swaps at December 31, 1998.


Years ending                 Floating to                     Fixed to                       Floating to
December 31,                 Fixed Rate                    Floating Rate                   Floating Rate
------------       -----------------------------   ----------------------------   ----------------------------
                                                   Notional Amounts in Millions
                   Notional    Receive      Pay    Notional   Receive      Pay    Notional    Receive     Pay
                    Amount      Rate       Rate     Amount     Rate       Rate     Amount      Rate      Rate
                   --------    -------     ----    --------   -------     ----    --------    ------     ----
1999 ............  $  925.0     5.42%      6.15%   $    --        --         --    $130.0      4.43%     5.71%
2000 ............     760.0     5.48%      6.95%      20.0     6.15%      5.07%        --        --        --
2001 ............   1,021.7     5.48%      6.12%     200.0     5.82%      5.22%        --        --        --
2002 ............     560.0     5.35%      5.69%        --        --         --        --        --        --
2003 ............     269.7     5.57%      6.03%        --        --         --        --        --        --
2004-2008 .......     204.1     5.62%      5.98%     200.0     5.92%      5.09%        --        --        --
                   --------     ----       ----    -------     ----       ----     ------      ----      ----
                   $3,740.5                        $ 420.0                         $130.0
                   ========                        =======                         ======
Weighted
average rate ....               5.46%      6.22%               5.88%      5.15%                4.43%     5.71%
                                ====       ====                ====       ====                 ====      ====

      All rates were those in effect at December 31, 1998. Variable rates are based on the contractually determined rate or other market rate indices and may change significantly, affecting future cash flows.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position.

                        Notional Amounts
Interest Rate Swaps        in Millions                       Comments
------------------       ---------------                     ---------
Floating to fixed
  rate swaps Hedging
  commercial paper          $2,940.5      Effectively converts the interest rate
                                          on an equivalent amount of  commercial
                                          paper to a fixed rate.

  Hedging variable
    rate notes                 800.0      Effectively converts the interest rate
                                          on an equivalent  amount  of  variable
                                          rate  notes  with  matched  terms to a
                                          fixed rate.
                            --------      --------------------------------------
  Total floating
    to fixed
    rate swaps               3,740.5
                            --------
Fixed to floating
  rate swaps
  Hedging fixed
  rate notes                   420.0      Effectively converts the interest rate
                                          on an  equivalent amount of fixed rate
                                          notes to a variable rate.
Basis swaps
  Hedging variable
    rate debt                  130.0      Effectively  fixes the  spread between
                                          the rates  on  an equivalent amount of
                                          variable rate notes and various market
                                          interest rate indices.
                            --------      --------------------------------------
Total interest
  rate swaps                $4,290.5
                            ========


      The Company's hedging activity increased interest expense by $23.4 million, $24.2 million and $27.8 million in 1998, 1997 and 1996, respectively, over the interest expense that would have been incurred with an identical debt structure but without the Company's hedging activity. However, this calculation of interest expense does not take into account any actions the Company could have taken to reduce interest rate risk in the absence of hedging activity, such as issuing more fixed rate debt that would also tend to increase interest expense.

      Basis swap agreements involve the exchange of two different floating rate interest payment obligations and are used to manage the basis risk between floating rate indices.

      The Company is party to cross-currency interest rate swaps with a notional principal amount of $218.6 million paying interest at a weighted average rate of 5.15% at December 31, 1998, that effectively converted yen denominated fixed rate debt into variable rate U.S. dollar obligations. These swaps have maturities ranging from 1999 to 2006 that correspond with the terms of the debt.

      The Company is exposed to credit risk to the extent a counterparty fails to perform under the terms of an interest rate swap. This risk is measured as the market value of interest rate swaps with a positive fair value, which totaled $37.2 million at December 31, 1998, reduced by the effects of master netting agreements as presented in Note 18 -- Fair Values of Financial Instruments. However, due to the investment grade credit ratings of counterparties and limits on the exposure with any individual counterparty, the Company's actual counterparty credit risk is not considered significant.

Note 8--Preferred Capital Securities

      In February 1997, CIT Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, issued $250.0 million of 7.70% Preferred Capital Securities (the "Capital Securities") in a private offering. The Trust subsequently invested the offering proceeds in Junior Subordinated Debentures (the "Debentures") of the Company, having identical rates and payment dates. The Debentures of the Company represent the sole assets of the Trust. Holders of the Capital Securities are entitled to receive cumulative distributions at an annual rate of 7.70% through either the redemption date or maturity of the Debentures (February 15, 2027). Both the Capital Securities issued by the Trust and the Debentures of the Company owned by the Trust are

                      THE CIT GROUP, INC. AND SUBSIDIARIES
redeemable in whole or in part on or after February 15, 2007 or at any time in whole upon changes in specific tax legislation, bank regulatory guidelines or securities law. Distributions by the Trust are guaranteed by the Company to the extent that the Trust has funds available for distribution. The Company records distributions payable on the Capital Securities as an operating expense in the Consolidated Statements of Income.

Note 9--Stockholders' Equity

      Under  the  most   restrictive   provisions  of  agreements   relating  to
outstanding debt, the Company may not, without the consent of the holders of such debt, permit stockholders' equity to be less than $200.0 million.

      During 1998, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of its common stock to provide shares for its employee compensation programs. Stock repurchases are authorized to take place over a twelve month period ending August 1999, and may be made from time to time in the open market or in privately negotiated transactions. Through December 31, 1998, the Company repurchased 967,930 shares.

Note 10--Fees and Other Income

      The following table sets forth the components of fees and other income.

                                                     Years Ended December 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                  ------     ------     ------
                                                       Dollars in Millions

Factoring commissions ......................      $ 95.7     $ 95.2     $ 91.0
Fees and other income ......................        90.7       73.8       83.6
Gains on sales of leasing equipment ........        45.2       30.1       36.6
Gains on securitizations ...................        12.5       32.0       14.9
Gains on sales of venture capital
  investments ..............................        11.3       16.7       18.0
                                                  ------     ------     ------
  Total ....................................      $255.4     $247.8     $244.1
                                                  ======     ======     ======

Note 11--Salaries and General Operating Expenses

      The following table sets forth the components of salaries and general operating expenses.

                                                     Years Ended December 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                  ------     ------     ------
                                                       Dollars in Millions

Salaries and employee benefits .............      $245.4     $253.5     $223.0
General operating expenses .................       172.4      174.9      170.1
                                                  ------     ------     ------
  Total ....................................      $417.8     $428.4     $393.1
                                                  ======     ======     ======

                      THE CIT GROUP, INC. AND SUBSIDIARIES

Note 12--Income Taxes

      The effective tax rate of the Company varied from the statutory federal corporate income tax rate as follows:

                                                      Years Ended December 31,
                                                   ----------------------------
                                                    1998       1997       1996
                                                    ----       ----       ----
                                                    Percentage of Pretax Income

Federal income tax rate .......................     35.0%      35.0%      35.0%
Increase (decrease) due to:
  State and local income taxes,
     net of federal income tax benefit ........      3.0        3.7        4.5
  Investment tax credits ......................     (0.2)      (0.2)      (0.3)
  Other .......................................     (2.5)      (2.0)      (1.8)
                                                    ----       ----       ----
Effective tax rate ............................     35.3%      36.5%      37.4%
                                                    ====       ====       ====

      The provision for income taxes is comprised of the following:

                                                      Years Ended December 31,
                                                   ----------------------------
                                                    1998       1997       1996
                                                    ----       ----       ----
                                                       Dollars in Millions

Current federal income tax provision .......      $ 60.4     $ 70.0     $ 72.9
Deferred federal income tax provision ......       100.2       80.3       54.1
                                                  ------     ------     ------
Total federal income taxes .................       160.6      150.3      127.0
State and local income taxes ...............        24.4       27.7       28.7
                                                  ------     ------     ------
  Total provision for income taxes .........      $185.0     $178.0     $155.7
                                                  ======     ======     ======

      The tax effects of temporary differences that give rise to significant portions of the deferred federal income tax assets and liabilities are presented below.

                                                            At December 31,
                                                        ----------------------
                                                          1998         1997
                                                          ----         ----
                                                          Dollars in Millions
ASSETS
   Provision for credit losses ...................      $ (88.9)      $ (93.3)
   Loan origination fees .........................        (11.3)         (9.2)
   Other .........................................        (24.3)        (47.1)
                                                        -------       -------
      Total deferred tax assets ..................       (124.5)       (149.6)
                                                        -------       -------
LIABILITIES
   Leasing transactions ..........................        778.3         679.0
   Market discount income ........................         33.7          55.8
   Amortization of intangibles ...................          8.7           9.9
   Depreciation of fixed assets ..................          0.7           1.5
   Prepaid pension costs .........................          0.6           1.0
   Other .........................................          3.1           1.8
                                                        -------       -------
      Total deferred tax liabilities .............        825.1         749.0
                                                        -------       -------
Net deferred tax liability .......................      $ 700.6       $ 599.4
                                                        =======       =======

      Also, included in deferred federal income taxes on the Consolidated Balance Sheets are unamortized investment tax credits of $3.1 million and $4.2 million at December 31, 1998 and 1997, respectively. Included in the accrued liabilities and payables caption in the Consolidated Balance Sheets are state and local deferred tax liabilities of $124.7 million and $103.6 million at December 31, 1998 and 1997, respectively, arising from the temporary differences shown in the above tables.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

Note 13--Earnings Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for the presentation and disclosure for earnings per share ("EPS"). It also simplifies the standards for computing EPS and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS, respectively, and requires the reconciliation of the numerator and denominator of basic EPS with that of diluted EPS. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by the Company at the average market price for the period. In accordance with SFAS 128, options which have an
anti-dilutive   effect  are  not  included  in  the  denominator  and  were  not significant at December 31, 1998. The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented for the years ended December 31, 1998, 1997, and 1996.

                                            For the Year Ended December 31, 1998
                                           -------------------------------------
                                             Income       Shares       Per-Share
                                           (Numerator) (Denominator)     Amount
                                           ----------- -------------     ------
                                                    Dollars in Millions
                                                (except per share amounts)
Basic EPS:
   Income available to common
     shareholders .....................      $338.8     161,987,897      $ 2.09
Effect of Dilutive Securities:
   Restricted shares ..................          --         936,250       (0.01)
   Stock options ......................          --         264,592          --
                                             ------     -----------      ------
Diluted EPS ...........................      $338.8     163,188,739      $ 2.08
                                             ======     ===========      ======

                                            For the Year Ended December 31, 1997
                                           -------------------------------------
                                             Income       Shares       Per-Share
                                           (Numerator) (Denominator)     Amount
                                           ----------- -------------     ------
                                                    Dollars in Millions
                                                (except per share amounts)
Basic EPS:
   Income available to common
     shareholders .....................      $310.1     158,134,315      $ 1.96
Effect of Dilutive Securities:
   Restricted shares ..................          --         948,527       (0.01)
   Stock options ......................          --          71,440          --
                                             ------     -----------      ------
Diluted EPS ...........................      $310.1     159,154,282      $ 1.95
                                             ======     ===========      ======

                                            For the Year Ended December 31, 1996
                                           -------------------------------------
                                             Income       Shares       Per-Share
                                           (Numerator) (Denominator)     Amount
                                           ----------- -------------     ------
                                                    Dollars in Millions
                                                (except per share amounts)
Basic EPS:
   Income available to common
     shareholders .....................      $260.1     157,500,000      $ 1.65
Effect of Dilutive Securities:
   Restricted shares ..................          --         948,527       (0.01)
                                             ------     -----------      ------
Diluted EPS ...........................      $260.1     158,448,527      $ 1.64
                                             ======     ===========      ======

                      THE CIT GROUP, INC. AND SUBSIDIARIES

Note 14 -- Postretirement and Other Benefit Plans

Retirement and Postretirement Medical and Life Insurance Benefit Plans

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

      The Company also provides certain health care and life insurance benefits to eligible retired employees. Salaried participants generally become eligible for retiree health care benefits after reaching age 55 with 10 years of benefit service and 11 years of medical plan participation. Generally, the medical plans pay a stated percentage of most medical expenses reduced by a deductible as well as by payments made by government programs and other group coverage. The plans are unfunded.

      During  1998,  the  Company  adopted  Statement  of  Financial  Accounting
Standards No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS 132 also standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful.

      The following tables set forth the change in obligations, plan assets, and funded status of the plans as well as the net periodic benefit cost.

                                                              At or for the Years Ended December 31,
                                             ---------------------------------------------------------------
                                                   Retirement Benefits             Postretirement Benefits
                                             -------------------------------     ---------------------------
                                               1998        1997       1996       1998       1997        1996
                                               ----        ----       ----       ----       ----        ----
                                                                      Dollars in Millions
Change in Benefit Obligations
Benefit obligation at beginning
  of year ................................    $100.4      $ 84.0      $79.9      $35.0      $34.9      $40.4
Service cost .............................       6.3         5.2        5.3        1.5        1.3        1.1
Interest cost ............................       6.9         6.2        5.7        2.3        2.3        2.4
Actuarial (gain)/loss ....................       7.0         7.8       (4.1)       1.2       (1.3)      (7.3)
Benefits paid ............................      (2.5)       (2.8)      (2.8)      (2.8)      (2.2)      (1.7)
                                             -------     -------      -----      -----      -----      -----
Benefit obligation at end of year ........   $ 118.1     $ 100.4      $84.0      $37.2      $35.0      $34.9
                                             =======     =======      =====      =====      =====      =====

                                                              At or for the Years Ended December 31,
                                                   -------------------------------------------------------
                                                    Retirement Benefits            Postretirement Benefits
                                                   ---------------------           -----------------------
                                                    1998           1997             1998           1997
                                                    ----           ----             ----           ----
                                                                      Dollars in Millions
Change in Plan Assets
Fair value of plan assets at
  beginning of year ............................   $128.5         $109.9           $  0.0         $  0.0
Actual return on plan assets ...................      6.8           21.4               --             --
Employer contributions .........................       --             --              2.8            2.2
Benefits paid ..................................     (2.5)          (2.8)            (2.8)          (2.2)
                                                   ------         ------           ------         ------
Fair value of plan assets at
  end of year ..................................   $132.8         $128.5           $  0.0         $  0.0
                                                   ======         ======           ======         ======
Reconciliation of Funded Status
  at End of Year
Funded status ..................................   $ 14.7         $ 28.1           $(37.2)        $(35.0)
Unrecognized prior service cost ................     (1.5)          (1.6)              --             --
Unrecognized net (gain)/loss ...................     (4.7)         (18.2)            (6.2)          (8.3)
Unrecognized net transition obligation .........       --             --             22.9           24.6
                                                   ------         ------           ------         ------
Prepaid/(accrued) benefit cost .................   $  8.5         $  8.3           $(20.5)        $(18.7)
                                                   ======         ======           ======         ======

                      THE CIT GROUP, INC. AND SUBSIDIARIES

                                                                For the Years Ended December 31,
                                               --------------------------------------------------------------
                                                     Retirement Benefits            Postretirement Benefits
                                               ------------------------------    ----------------------------
                                                 1998        1997       1996        1998       1997      1996
                                                 ----        ----       ----        ----       ----      ----
Weighted Average Assumptions
Discount rate ...............................    6.50%       7.00%       7.50%      6.50%      7.00%     7.50%
Rate of compensation increase ...............    4.25%       4.50%       4.50%      4.25%      4.50%     4.50%
Expected return on plan assets ..............   10.00%      10.00%      10.00%       --         --        --

      For 1998, the assumed health care cost trend rates decline to an ultimate level of 4.50% in 2005 for all retirees; for 1997, 4.50% in 2004 for all retirees; and for 1996, 4.75% in 2001 for employees prior to reaching age 65 and 4.75% in 1998 for retirees older than 65.

                                                               For the Years Ended December 31,
                                             ----------------------------------------------------------------
                                                  Retirement Benefits              Postretirement Benefits
                                             ------------------------------    ------------------------------
                                                1998        1997       1996      1998        1997       1996
                                                ----        ----       ----      ----        ----       ----
                                                                      Dollars in Millions
Components of Net Periodic
  Benefit Cost
Service cost ................................  $ 6.3       $ 5.2      $ 5.3      $ 1.5      $ 1.3      $ 1.1
Interest cost ...............................    6.9         6.2        5.7        2.3        2.3        2.4
Expected return on plan assets ..............  (12.8)      (10.8)     (10.1)        --         --         --
Amortization of prior service cost ..........   (0.2)       (0.2)      (0.2)        --         --         --
Amortization of transition
  obligation ................................     --          --         --        1.6        1.7        1.7
Amortization of gains .......................   (0.5)       (0.4)        --       (0.8)      (0.8)      (0.6)
                                              ------       -----      -----      -----      -----      -----
Total net periodic (benefit)/expense ........ $ (0.3)      $  --      $ 0.7      $ 4.6      $ 4.5      $ 4.6
                                              ======       =====      =====      =====      =====      =====

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                          For the Years Ended
                                                       -------------------------
                                                        Postretirement Benefits
                                                         1998             1997
                                                         ----             ----
                                                          Dollars in Millions

Effect of One-Percentage Point Increase on:
   Year-end benefit obligation .......................  $ 2.6            $ 2.4
   Total of service and interest cost components .....    0.4              0.3

Effect of One-Percentage Point Decrease on:
   Year-end benefit obligation .......................  $(2.4)           $(2.2)
   Total of service and interest cost components .....   (0.3)            (0.3)

Savings Incentive Plan

      Certain employees of the Company participate in The CIT Group Holdings, Inc. Savings Incentive Plan. This plan qualifies under section 401(k) of the Internal Revenue Code. The Company's expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $9.6 million, $9.0 million and $9.1 million, for 1998, 1997, and 1996, respectively.

Corporate Annual Bonus Plan

      The CIT Group Bonus Plan ("Bonus Plan") is an annual bonus plan covering certain executive officers and other employees. The amount of awards depends on a variety of factors, including corporate performance and individual performance during the calendar year for which awards are made. All or part of a cash award for a particular year may be paid currently or deferred and paid upon retirement in up to five annual installments at the option of the participant. All awards are subject to appropriate taxes and deferred amounts are credited annually with interest. For the years ended December 31, 1998, 1997, and 1996, expenses for the Bonus Plan amounted to $18.6 million, $18.5 million, and $17.4 million, respectively.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

Long-Term Equity Compensation Plan

      The Company sponsors a Long-Term Equity Compensation Plan (the "ECP"). The ECP allows the Company to issue to employees up to 12,503,000 shares of Class A Common Stock through grants of annual incentive awards, incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares, and performance units. Class A Common Stock issued under the ECP may be either authorized but unissued shares, treasury shares, or any combination thereof. All options granted have 10 year terms. Options granted in 1997 vest at various anniversary dates through 2002. Options granted in 1998 vest one-third on the first anniversary of the date of grant (1999), an additional one-third on the second anniversary of the date of grant (2000), and in full on the third anniversary of the date of grant (2001).

      Common stock data for the stock option plans is summarized as follows:

                                                 1998                        1997
                                       --------------------------    --------------------------
                                                   Average Option               Average Option
                                         Shares   Price Per Share    Shares     Price Per Share
                                         ------   ---------------    ------     ---------------
Outstanding at beginning
  of year ...........................  4,038,298      $27.00               --           --
Granted .............................    892,120      $29.08        4,047,816       $27.00
Exercised ...........................       (921)     $27.00               --           --
Forfeited ...........................   (163,388)     $27.01           (9,518)      $27.00
                                       ---------      ------        ---------       ------
Outstanding at end of year ..........  4,766,109      $27.39        4,038,298       $27.00
                                       ---------      ------        ---------       ------
Options exercisable at year end .....    903,438      $27.00            1,062       $27.00
                                       ---------      ======        ---------       ======
Weighted average fair value
  of options granted during
  the year ..........................     $ 9.41                       $ 8.32
                                          ======                       ======

      Fair value was determined at the date of grant using the Black-Scholes option pricing model which assumed the following:


 Option                         Expected          Average           Expected             Risk Free
Issuance                   Option Life Range   Dividend Yield   Volatility Range    Interest Rate Range
--------                   -----------------   --------------   ----------------    -------------------
  1998 ...................     3-5 years            1.37%         29.39%-40.93%         4.54%-5.63%
  1997 ...................     3-7 years            1.33%         29.48%-31.39%         5.76%-5.90%

      The following table summarizes information about stock options outstanding and options exercisable at December 31, 1998:

                                   Options Outstanding                      Options Exercisable
                      ----------------------------------------------   ----------------------------
    Range of                            Remaining        Weighted                       Weighted
    Exercise             Number        Contractual        Average        Number         Average
     Price            Outstanding         Life        Exercise Price   Exercisable   Exercise Price
-----------------     -----------      -----------    --------------   -----------   --------------
 $27.00 - $33.06       4,766,109       9.12 years         $27.39         903,438         $27.00

Restricted Stock

      In November 1997, the Company issued 948,527 shares of restricted Class A Common Stock in connection with the termination of the CIT Career Incentive Plan. Restricted shares of 919,879 and 948,527 were outstanding at December 31, 1998 and 1997, respectively. Such shares were issued at fair market value, which was $27.00 per share on the issue date. These shares vest on the third anniversary of the date of grant. The holder of restricted stock generally has the rights of a stockholder of the Company, including the right to vote and to receive cash dividends. For the years ended December 31, 1998 and 1997, expenses in connection with restricted stock amounted to $5.2 million and $9.0 million, respectively.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

CIT Career Incentive Plan

      Prior to the termination of the CIT Career Incentive Plan in conjunction with the IPO, phantom shares granted under the plan entitled the participant to receive, at the end of the three year performance period, a specified amount of cash. Following the end of the performance period, one-third of the phantom shares vested immediately and one-third vested at the end of each of the next two years. The Company terminated the CIT Career Incentive Plan as of November 13, 1997 and extinguished all phantom shares of stock, by making a cash payment and granting restricted shares of Class A Common Stock and stock options. At the employee's option, all or part of the cash component of the termination could either be paid in 1998 in cash or deferred in up to five annual installments. For the years ended December 31, 1997 and 1996, amounts charged to expense for the CIT Career Incentive Plan amounted to $20.1 million and $9.5 million, respectively. All charges relating to the termination of the Career Incentive Plan are included in 1997 expense.

Employee Stock Purchase Plan

      In 1998, the Company adopted an Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, the Company is authorized to issue up to 500,000 shares of common stock to eligible employees. Under the terms of the ESPP, employees can choose to have between 1% and 10% of their base salary withheld to purchase the Company's stock at 85% of the fair market value. During 1998, the Company sold 21,214 shares to employees under the ESPP.

Accounting for Stock-Based Compensation Plans

      The Company has elected to apply  Accounting  Principles  Board Opinion 25
("APB 25") rather than the optional provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for its stock-based compensation plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by SFAS 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS 123. Had the compensation cost of the Company's stock-based compensation plans been determined based on the operational provisions of SFAS 123, the Company's net income for 1998 and net income per diluted share would have been $333.4 million and $2.04, compared to $338.8 million and $2.08, as reported. For 1997, net income and net income per diluted share would have been $288.7 million and $1.81, compared to $310.1 million and $1.95, as reported.

Note 15--Lease Commitments

      The Company has entered into noncancellable long-term lease agreements for premises and equipment. The following table presents future minimum rentals under such noncancellable leases that have initial or remaining terms in excess of one year at December 31, 1998.

                                                        Years Ended December 31,
                                                        ------------------------
                                                          Dollars in Millions

      1999 ...............................................       $ 22.8
      2000 ...............................................         19.7
      2001 ...............................................         17.4
      2002 ...............................................         15.9
      2003 ...............................................         21.2
      Thereafter .........................................         28.0
                                                                 ------
         Total ...........................................       $125.0
                                                                 ======

                      THE CIT GROUP, INC. AND SUBSIDIARIES

      In addition to fixed lease rentals, leases require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $13.9 million due in the future under noncancellable subleases.

      Rental expense, net of sublease income on premises and equipment, was as follows.

                                                       Years Ended December 31,
                                                     ---------------------------
                                                      1998      1997      1996
                                                      ----      ----      ----
                                                          Dollars in Millions

Premises .........................................   $ 17.1    $ 19.6    $ 18.0
Equipment ........................................      6.5       6.0       6.3
Less sublease income .............................     (1.3)     (1.2)     (1.2)
                                                     ------    ------    ------
   Total .........................................   $ 22.3    $ 24.4    $ 23.1
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

                                                                             At December 31
                                                    -----------------------------------------------------------
                                                          Due to expire
                                                    ------------------------          Total            Total
                                                     Within           After        Outstanding      Outstanding
                                                    one year        one year          1998             1997
                                                    --------        --------       -----------      -----------
                                                                       Dollars in Millions
Unused commitments to extend credit
   Financing and leasing assets ................   $ 1,684.9         $ 192.0        $ 1,876.9       $ 1,608.2
Letters of credit and acceptances
   Standby letters of credit ...................       152.2             4.2            156.4           209.6
   Other letters of credit .....................       189.5            10.6            200.1           181.1
   Acceptances .................................        12.2              --             12.2            24.0
Guarantees .....................................       169.9            68.9            238.8           200.9
Foreign exchange contracts .....................         2.2              --              2.2             1.1

Note 18--Fair Values of Financial Instruments

      Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of the estimated fair value of the Company's financial instruments, excluding leasing transactions accounted for under SFAS 13. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument. Since no established trading market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current

                      THE CIT GROUP, INC. AND SUBSIDIARIES
economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involving uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions or estimation methods may significantly affect the estimated fair values. Because of these limitations, management provides no assurance that the estimated fair values presented would necessarily be realized upon disposition or sale.

      Actual fair values in the marketplace are affected by other significant factors, such as supply and demand, investment trends, and the motivations of buyers and sellers, which are not considered in the methodology used to determine the estimated fair values presented. In addition, fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of future business transactions and the value of assets and liabilities that are part of the Company's overall value but are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include customer base, operating lease equipment, premises and equipment, assets received in satisfaction of loans, and deferred tax balances. In addition, tax effects relating to the unrealized gains and losses (differences in estimated fair values and carrying values) have not been considered in these estimates and can have a significant effect on fair value estimates. The carrying amounts for cash and cash equivalents approximate fair value because they have short maturities and do not present significant credit risks. Credit-related commitments, as disclosed in Note 17, are primarily short term floating rate contracts whose terms and conditions are individually negotiated, taking into account the creditworthiness of the customer and the nature, accessibility and quality of the collateral and guarantees. Therefore, the fair value of credit-related commitments, if exercised, would approximate their contractual amounts.

      Estimated fair values, recorded carrying values, and various assumptions used in valuing the Company's financial instruments, excluding leasing transactions accounted for under SFAS 13, at December 31, 1998 and 1997 are set forth below.

                                                             1998                              1997
                                                  ----------------------------    ------------------------------
                                                    Carrying       Estimated        Carrying         Estimated
                                                      Value       Fair Value          Value         Fair Value
                                                      Asset          Asset            Asset            Asset
                                                   (Liability)    (Liability)      (Liability)      (Liability)
                                                  -------------   ------------    -------------    -------------
                                                                          Dollars in Millions
Finance receivables - loans (a) ................   $15,474.0       $15,772.2         $13,821.1       $14,028.2
Consumer finance receivables held for sale .....       987.4           987.4             268.2           268.2
Other assets (b) ...............................       469.3           480.9             383.9           420.9
Commercial paper (c) ...........................    (6,144.1)       (6,144.1)         (5,559.6)       (5,559.6)
Fixed rate senior notes and subordinated
   fixed rate notes (d) ........................    (8,232.3)       (8,365.5)         (6,893.8)       (6,924.1)
Variable rate notes (d) ........................    (4,275.0)       (4,272.3)         (2,861.5)       (2,856.5)
Credit balances of factoring clients &
   accrued liabilities and payables (e) ........    (1,833.6)       (1,833.6)         (1,714.0)       (1,714.0)
Company--obligated mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely debentures of the
   Company (f) .................................      (250.0)         (263.4)           (250.0)         (253.8)
Derivative financial instruments (g)
Interest rate swaps
Off--balance sheet assets ......................          --            11.6                --             1.2
Off--balance sheet liabilities                            --           (79.0)               --           (46.6)
Cross currency assets ..........................          --            25.6                --             5.2
Cross currency liabilities .....................          --            (2.7)               --           (12.0)

--------------------------------------------------------------------------------
(a) The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 7.59% to 8.67% for 1998 and 8.21% to 9.20% for 1997. The maturities used represent the average contractual maturities adjusted for prepayments. For floating rate loans that reprice frequently and have no significant change in credit quality, fair value approximates carrying value. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $4.1 billion in 1998 and $3.7 billion in 1997.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

(b) Other assets subject to fair value disclosure include accrued interest receivable and investment securities. The carrying amount of accrued interest receivable approximates fair value. Investment securities actively traded in a secondary market were valued using quoted available market prices. Investments not actively traded in a secondary market were valued based upon recent selling price or present value discounted cash flow analysis. The carrying value of other assets not subject to fair value disclosure totaled $406.4 million in 1998 and $281.9 million in 1997.

(c) The estimated fair value of commercial paper approximates carrying value due to the relatively short maturities.

(d) Fixed rate notes were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by the Company of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 4.83% to 6.04% in 1998 and 5.23% to 6.60% in 1997. The estimated fair value for variable rate notes differs from carrying value as a result of a foreign denominated issuance.

(e) The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Accrued liabilities and payables with no stated maturities have an estimated fair value that approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $866.5 million in 1998 and $752.3 million in 1997.

(f) Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely debentures of the Company were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar issuances at the end of the year.

(g) As previously disclosed in Note 7--Derivative Financial Instruments, the notional principal amount of interest rate swaps designated as hedges against the Company's debt totaled $4.3 billion at December 31, 1998 ($0.7 billion of which related to interest rate swaps whose fair market value represented an asset and $3.6 billion related to interest rate swaps whose fair market value represented a liability, after adjusting for master netting agreements) and $3.6 billion at December 31, 1997 ($0.8 billion of assets and $2.8 billion of liabilities). The notional principal amount of cross currency interest rate swaps totaled $218.6 million at December 31, 1998 and 1997. The estimated fair values of derivative financial instruments are obtained from dealer quotes and represent the net amount receivable or payable to terminate the agreement, taking into account current market interest rates and counterparty credit risk.

Note 19--Investments in Debt and Equity Securities

      The Company has decided to adopt early the provisions of Statement of Financial Accounting Standards No. 134, "Accounting for Mortgaged-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). Among other provisions, SFAS 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. At December 31, 1998 and 1997, the Company's investments in debt and equity securities designated as available for sale and subject to the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," as amended by SFAS 134, totaled $238.6 million and $233.6 million, respectively. Included in the 1997 balance is $38.2 million relating to securitized home equity loans which were classified as trading. Unrealized gains and losses, representing the difference between carrying value and current fair market value, were not significant.

      Included in the Company's investments in debt and equity securities are retained interests in securitized assets of $222.8 million at December 31, 1998 and $214.5 million at December 31, 1997. Retained interests include interest-only receivables, retained subordinated securities, and cash reserve accounts related to fifteen securitizations from 1992 through 1998. The carrying value of the retained interests in securitized assets is reviewed periodically for valuation impairment.

      Ranges of key economic assumptions used in calculating the fair value of the retained interests in securitized assets by type of product at December 31, 1998 were as follows:

                                          Manufactured      Recreation            Home             Recreational
                                            Housing          Vehicle              Equity               Boat
                                          --------------   -------------     -----------------  -----------------
Prepayment speed .....................      225%-290%(1)   21.5%-24.4%(2)    23.6%-29.9%(2)(3)   21.0%-21.5%(2)(3)
Expected credit losses (4) ...........    0.90%-1.75%      0.21%-1.15%       0.87%-0.95%         0.71%-0.92%
Weighted average discount rate .......          8.00%            8.00%            12.00%               8.50%

--------------------------------------------------------------------------------
(1) Based upon MHP, prepayment ramp commonly used in the manufactured housing sector. MHP assumes a CPR (constant prepayment rate) for a newly originated loan equal to 3.7% in month one, increasing to 6% in month 24, then remaining constant at 6%.

(2) Based upon CPR. CPR expresses prepayments as a function of the declining amount of loans at a compound annual rate.

(3) Implied cumulative remaining CPR based upon prepayment ramps developed for each individual collateral pool.

(4)   Annualized rate based upon average outstanding loan balances.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

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

      At December 31, 1998 and December 31, 1997, the Company's credit line coverage with 53 banks totaled $5.0 billion of committed facilities. DKB was a committed bank under a $1.2 billion revolving credit facility and a $3.7 billion revolving credit facility with commitments of $67.5 million and $210.0 million, respectively, at December 31, 1998, and with commitments of $71.2 million and $213.8 million, respectively, at December 31, 1997. Additional information regarding these credit lines can be found in Note 6--Debt.

      The Company has entered into interest rate swap and cross currency interest rate swap agreements with financial institutions acting as principal counterparties, including affiliates of DKB. The notional principal amount outstanding on interest rate swap agreements with DKB totaled $220.0 million at both December 31, 1998 and 1997. The notional principal amount outstanding on foreign currency swaps with DKB totaled $168.6 million at year-end 1998 and 1997, respectively.

      The Company has entered into leveraged leasing arrangements with third party loan participants, including affiliates of DKB. Amounts owed to affiliates of DKB are discussed in Note 3--Finance Receivables.

      At December 31, 1998 and 1997, the Company had entered into credit-related commitments with DKB in the form of letters of credit totaling $12.2 million and $15.2 million, respectively, equal to the amount of the single lump sum premium necessary to provide group life insurance coverage to certain eligible retired employees and an amount to fund certain overseas finance receivables.

      The Company has entered into cash collateral loan agreements with DKB pursuant to which DKB made four loans to separate cash collateral trusts in order to provide additional security for payments on the certificates of the related contract trusts. These contract trusts were formed for the purpose of securitizing certain recreation vehicle and recreational marine finance receivables. During 1998, the Company replaced DKB's position in two cash collateral loan agreements with a total payment made to DKB of $5.9 million. At December 31, 1998 and 1997, the principal amount outstanding on the cash collateral loans with DKB was $34.3 million and $45.8 million, respectively.

      Prior to November 1997, Chase had owned 20% of the Company. At December 31, 1997, Chase was both the agent and a committed bank under the $1.2 billion revolving credit facility and $3.7 billion revolving credit facility referred to above, with commitments of $63.8 million and $191.2 million, respectively.

      The Company has entered into interest rate and cross currency swap agreements with Chase acting as principle counterparties. At December 31, 1997, the notional principal outstanding on interest rate swap agreements with Chase totaled $475.0 million.

      At December 31, 1997, the Company held a $9.0 million letter of credit from Chase as additional collateral on a $20.8 million business aircraft loan to a third party. Chase was also indebted to the Company in the amount of $6.7 million for financing relating to the purchase of a business aircraft by Chase, at December 31, 1997.

      The Company has also entered into various noncancellable long-term facility lease agreements with Chase. Rental expense paid to Chase totaled $0.5 million in 1997.

      During 1997, the Company purchased finance receivables totaling $39.6 million from Chase, and entered into an arrangement with Chase pursuant to which the Company provides servicing for Chase's recreation vehicle and recreational boat finance receivables portfolio, which had a remaining balance of $1.1 billion at December 31, 1997.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

Note 21--Business Segment Information

      In  1998,  the  Company   adopted  SFAS  131.  The  prior  years'  segment
information has been restated to conform to the current presentation.

Management's Policy in Identifying Reportable Segments

      The Company's reportable segments are comprised of strategic business units aggregated into segments based upon the commonality of their products, customers, distribution methods, operations and servicing, and the nature of their regulatory environment.

Types of Products and Services

      CIT has three reportable segments, Equipment Financing and Leasing, Commercial Finance and Consumer. Equipment Financing and Leasing offers secured lending and leasing products to midsize and larger companies across a variety of industries including aerospace, construction, rail, machine tool, business aircraft, technology, manufacturing, and transportation. The Commercial Finance segment offers secured lending and receivables collection/management products to small and midsize companies. These include secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, and debtor-in-possession and turnaround financing. The Company's Consumer segment offers retail installment sale products to consumers focused primarily on home equity and retail sales financing secured by recreation vehicles, manufactured housing and recreational boats.

Segment Profit and Assets

      The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Since the Company generates a majority of its revenue from interest, fees, and asset gains, management relies primarily on net revenues to assess the performance of the segment. The Company evaluates segment performance based on profit after income taxes, as well as asset growth, credit risk management, and other factors. The Company considers significant long lived assets as equipment on operating lease.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

      The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement total as of December 31, 1998, 1997 and 1996.

                                        Equipment
                                        Financing   Commercial               Total      Corporate  Consolidated
                                       and Leasing   Finance    Consumer    Segments    and Other      Total
                                       -----------  ----------  --------    --------    ---------  ------------
                                                                  Dollars in Millions
December 31, 1998
Operating revenue ..................   $   616.8    $  348.7    $  222.4    $ 1,187.9     $ 41.8     $ 1,229.7
Depreciation on operating leases ...       169.5          --          --        169.5         --         169.5
Income taxes .......................        93.3        84.7        27.2        205.2      (20.2)        185.0
Net income .........................       193.9       119.1        44.3        357.3      (18.5)        338.8
Total managed assets. ..............    13,367.0     4,996.2     7,771.2     26,134.4       81.9      26,216.3
Expenditures for operating leases ..     1,101.7          --          --      1,101.7         --       1,101.7

December 31, 1997
Operating revenue ..................       561.6       343.5       210.9      1,116.0       77.3       1,193.3
Depreciation on operating leases ...       146.8          --          --        146.8         --         146.8
Income taxes .......................        82.9        83.4        31.6        197.9      (19.9)        178.0
Net income .........................       163.4       112.7        49.6        325.7      (15.6)        310.1
Total managed assets. ..............    11,709.7     4,250.8     6,318.6     22,279.1       65.8      22,344.9
Expenditures for operating leases ..       802.8          --          --        802.8         --         802.8

December 31, 1996
Operating revenue ..................       510.5       346.0       169.0      1,025.5       16.5       1,042.0
Depreciation on operating leases ...       121.7          --          --        121.7         --         121.7
Income taxes .......................        69.1        84.5        26.4        180.0      (24.3)        155.7
Net income .........................       145.4       109.6        40.1        295.1      (35.0)        260.1
Total managed assets. ..............    11,321.6     3,838.1     4,792.7     19,952.4       53.0      20,005.4
Expenditures for operating leases ..       431.2          --          --        431.2         --         431.2

      Revenues derived from United States based financing and leasing assets were $2,129.9 million, $2,001.6 million, and $1,788.6 million for the years ending December 31, 1998, 1997 and 1996, respectively. Revenues derived from foreign based financing and leasing assets were $140.6 million, $128.9 million, and $101.7 million for the years ending December 31, 1998, 1997, and 1996, respectively.

      United States based operating lease equipment, net, was $1,960.7 million, $1,397.5 million, and $1,107.9 million at December 31, 1998, 1997, and 1996, respectively. Foreign based operating lease equipment, net, was $813.4 million, $508.1 million, and $294.2 million at December 31, 1998, 1997, and 1996, respectively.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

Note 22--Selected Quarterly Financial Data (Unaudited)

                                                                             1998
                                                  ----------------------------------------------------------
                                                   First        Second       Third       Fourth
                                                  Quarter       Quarter     Quarter      Quarter        Year
                                                  -------       -------     -------      -------        ----
                                                           Dollars in Millions (except per share data)
Net finance income ............................   $228.0        $240.4       $246.8       $259.1       $974.3
Fees and other income .........................     66.4          60.7         69.0         59.3        255.4
Salaries and general operating expenses .......    101.7         104.0        105.3        106.8        417.8
Provision for credit losses ...................     22.5          21.9         30.6         24.4         99.4
Depreciation on operating lease equipment .....     38.3          40.4         42.7         48.1        169.5
Minority interest in subsidiary trust
   holding solely debentures of the Company ...      4.8           4.8          4.8          4.8         19.2
Provision for income taxes ....................     45.4          46.3         46.3         47.0        185.0
Net income ....................................   $ 81.7        $ 83.7       $ 86.1       $ 87.3       $338.8
Net income per diluted share ..................   $ 0.50        $ 0.51       $ 0.53       $ 0.54      $ 2.08

                                                                             1997
                                                  ----------------------------------------------------------
                                                   First        Second       Third       Fourth
                                                  Quarter       Quarter     Quarter      Quarter        Year
                                                  -------       -------     -------      -------        ----
                                                           Dollars in Millions (except per share data)
Net finance income                                $214.0        $218.3       $226.0       $229.2       $887.5
Fees and other income                               57.7          49.4         78.9         61.8        247.8
Gain on sale of equity interest acquired
  in loan workout                                     --          58.0           --           --         58.0
Salaries and general operating expenses             99.9         110.6        103.6        114.3        428.4
Provision for credit losses                         27.0          29.0         35.8         21.9        113.7
Depreciation on operating lease equipment           32.1          33.9         42.3         38.5        146.8
Minority interest in subsidiary trust
  holding solely debentures of the Company           1.9           4.8          4.8          4.8         16.3
Provision for income taxes                          40.7          53.7         43.1         40.5        178.0
Net income                                        $ 70.1        $ 93.7       $ 75.3       $ 71.0       $310.1
Net income per diluted share                      $ 0.44        $ 0.59       $ 0.48       $ 0.44       $ 1.95

Note 23--Subsequent Event (Unaudited)

      On March 8, 1999, the Company announced that it would acquire Newcourt Credit Group, Inc. ("Newcourt") in an exchange of common stock. Under the terms of the transaction, which will be accounted for on a purchase basis, 0.92 shares of the Company's common stock will be exchanged for each outstanding share of Newcourt common stock. The transaction is expected to close during the third quarter of 1999, and is conditioned upon, among other things, regulatory and shareholder approval.

      Newcourt is headquartered in Toronto, Canada and its stock is traded on the New York, Toronto, and Montreal Stock Exchanges.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Board of Directors

      We list below the names and ages, followed by a biographical summary, of all members of our Board of Directors as of March 15, 1999. This information was given to us by each Director. No family relationship exists among these persons. Certain Directors are also directors or trustees of privately held businesses or not-for-profit entities that are not referred to below.

Name                          Age  Current Position/Offices
----                          ---  ------------------------
Hisao Kobayashi ............  63   Senior Advisor, DKB
                                   Chairman of the Board of Directors of CIT

Albert R. Gamper, Jr. (1) ..  57   President & Chief Executive Officer of CIT

Daniel P. Amos .............  47   President and Chief Executive Officer of
                                   AFLAC Incorporated and American Family Life
                                   Assurance Company of Columbus

Yoshiro Aoki ...............  53   Managing Director and General Manager,
                                   New York Branch, DKB

Anthea Disney ..............  52   Chairman and Chief Executive Officer of News
                                   America Publishing Group

Takasuke Kaneko ............  56   Deputy President, DKB

Joseph A. Pollicino (1) ....  59   Vice Chairman of CIT

Paul N. Roth ...............  59   Partner, Schulte Roth & Zabel LLP

Peter J. Tobin .............  55   Dean, College of Business Administration,
                                   St. John's University

Tohru Tonoike (1) ..........  48   Senior Executive Vice President of CIT

Alan F. White ..............  61   Senior Associate Dean, Massachusetts
                                   Institute of Technology, Alfred P. Sloan
                                   School of Management

--------------------------------------------------------------------------------
(1) Messrs. Gamper, Pollicino, and Tonoike, who are listed above as Directors, are also Executive Officers of CIT.

      Hisao Kobayashi has served as a Director of CIT since December 1989 and as Chairman of the Board of Directors since July 1992. Since May 1995, Mr. Kobayashi has served as a Senior Advisor of DKB, where he had been an employee since 1959. Prior to his appointment as a Senior Advisor, Mr. Kobayashi served in a number of executive positions at DKB, including most recently as Senior Managing Director from May 1993 and Managing Director from June 1991. Mr.
Kobayashi is a director of AFLAC Incorporated, a life insurance company, and Nippon Light Metal Co., Limited, a Japanese corporation.

      Albert R. Gamper, Jr. has served as President and Chief Executive Officer since December 1989 and as a Director since May 1984. From May 1987 to December 1989, Mr. Gamper served as Chairman and Chief Executive Officer. Prior to December 1989, Mr. Gamper also held a number of executive positions at Manufacturers Hanover Corporation, where he had been employed since 1962.

      Daniel P. Amos has served as a Director of CIT since January 1998. Mr. Amos has served as President and Chief Executive Officer of AFLAC Incorporated, a life insurance company, and of its principal subsidiary, American Family Life Assurance Company of Columbus, since August 1990. Mr. Amos is a director of AFLAC Incorporated and Georgia Power Company.

      Yoshiro Aoki has served as a Director of CIT since July 1997. Mr. Aoki has been Managing Director and General Manager of the New York Branch of DKB since May 1998, Director and General Manager of the New York Branch since June 1997, and General Manager of the New York Branch since May 1997. Prior to such time, Mr. Aoki served as General Manager of the Kabutocho Branch of DKB since May 1995 and as Assistant General Manager of the Personnel Division of DKB since February 1991.

      Anthea Disney has served as Director of CIT since December 1998. Ms. Disney has served as Chairman and Chief Executive Officer of News America Publishing Group, a division of News Corporation Ltd., since October 1997. Ms. Disney has held a number of other positions with News Corporation Ltd. since 1973, including President and Chief Executive Officer of Harper Collins Publishers and Editor-in-Chief of I-Guide.

      Takasuke Kaneko has served as a Director of CIT since June 1995. He also was a Director and Senior Executive Vice President of CIT from December 1989 to May 1993. Mr. Kaneko is Deputy President of DKB, a position he has held since June 1997. Previously, Mr. Kaneko served as Senior Managing Director of DKB from May 1997 and as Managing Director since May 1995. Prior to such time, Mr. Kaneko served in a number of other positions at DKB, including Director and General Manager of the International Planning and Coordination Division since August 1994, Director and General Manager of the International Planning Division since June 1994 and General Manager of the International Finance Division since May 1993.

      Joseph A. Pollicino has served as a Director of CIT since August 1986 and as Vice Chairman of its Board of Directors since December 1989. Prior to December 1989, Mr. Pollicino held a number of executive positions at CIT and at Manufacturers Hanover Corporation, where he had been employed since 1957.

      Paul N. Roth has served as a Director of CIT since December 1989. Mr. Roth has been a partner in the New York law firm of Schulte Roth & Zabel LLP since it was founded in 1969.

      Peter J. Tobin has served as a Director of CIT since May 1984. Mr. Tobin has been Dean of the College of Business Administration at St. John's University since August 1998. From April 1996 to December 1997, Mr. Tobin was the Chief Financial Officer of The Chase Manhattan Corporation. From January 1992 to April 1996, Mr. Tobin served as Chief Financial Officer of both Chemical Bank and Chemical Banking Corporation, and prior to that he served in a number of executive positions at Manufacturers Hanover Corporation.

      Tohru Tonoike has served as Senior Executive Vice President and as a Director of CIT since April 1997. Prior to April 1997, Mr. Tonoike was employed by DKB since April 1973, where he served in a number of executive positions including, most recently, Head of the Americas Office in the International Planning and Coordination Division since September 1996, Assistant General Manager of Corporate Finance Division I since September 1993 and Head of the CIT Office in the Americas Division since October 1992.

      Alan F. White has served as a Director of CIT since March 1998. Mr. White has served as Senior Associate Dean of the Alfred P. Sloan School of Management, Massachusetts Institute of Technology, since 1991. Mr. White has held a number of other positions with the Sloan School of Management since 1973, including responsibility for MIT programs in Asia, Europe, and Latin America and Director of Executive Education at MIT. He is a director of SBS Technologies, Inc. and Celerity Solutions, Inc.

Executive Officers

      We list the names and ages and provide a biographical summary below of all of our executive officers, in addition to Messrs. Gamper, Pollicino and Tonoike, who are listed above as Directors, as of March 15, 1999. No family relationship exists among our executive officers or with any Director. The executive officers were appointed by and hold office at the discretion of the Board of Directors.

Name                       Age   Current Position/Offices (1)
----                       ---   ----------------------------
Joseph M. Leone ........   45    Executive Vice President and Chief Financial
                                 Officer

William M. O'Grady .....   59    Executive Vice President - Administration

Ernest D. Stein ........   59    Executive Vice President, General Counsel and
                                 Secretary

--------------------------------------------------------------------------------
(1) Certain Executive Officers are also directors or trustees of privately held or not-for-profit organizations that are not discussed below.

      Joseph M. Leone has served as our Executive Vice President and Chief Financial Officer since July 1995. Previously, Mr. Leone served as Executive Vice President of Sales Financing, a business unit of CIT, from June 1991, and in a number of other executive positions with CIT and Manufacturers Hanover Corporation since May 1982.

      William M. O'Grady has served as our Executive Vice President of Administration since January 1986 and previously served in a number of other executive positions with CIT and with RCA Corporation, a prior owner of CIT, from July 1965.

      Ernest D. Stein has served as our Executive Vice President, General Counsel and Secretary since February 1994. Previously, Mr. Stein served as
Senior Vice President and Deputy General Counsel since April 1993, as Senior Vice President and Assistant General Counsel since March 1992, and in a number of executive positions with Manufacturers Hanover Corporation, including Executive Vice President and General Counsel since December 1985.

Item 11. Executive Compensation.

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Compensation of Directors

      Directors who are not employees or officers of DKB or CIT or of any subsidiary of either of them are paid an annual Board membership fee of $30,000, an attendance fee of $1,000 for each meeting of the Board of Directors, and an annual membership fee of $5,000 for service on any committee of the Board of Directors. In addition, such Directors are eligible for grants under our Long-Term Equity Compensation Plan.

Executive Compensation

      The table below sets forth the annual and long-term compensation, including bonuses and deferred compensation, of Messrs. Gamper, Pollicino, Leone, O'Grady, and Stein (the "Named Executive Officers") for services rendered in all capacities to CIT during the fiscal years ended December 31, 1998, 1997, and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                             Long-Term Compensation
                                                                   ----------------------------------------------
                                              Annual Compensation                          Payouts
                                   ------------------------------------------  ----------------------------------
                                                         Other
                                                         Annual    Restricted  Securities              All Other
      Name and                                           Compen-     Stock     Underlying    LTIP       Compen-
 Principal Positions      Year     Salary    Bonus(1)   sation(2)   Awards(3)  Options(4)  Payouts(5)  sation (6)
 -------------------      ----     ------    --------   ---------   ---------  ----------  ----------  ---------
Albert R. Gamper, Jr. ..  1998    $663,471    $467,500   $37,778     $584,394         0            0   $32,939
President and Chief       1997    $632,320    $845,000   $79,531   $3,400,000   619,200   $4,122,261   $79,697
Executive Officer         1996    $600,002    $785,000   $74,319           $0         0    $ 722,369   $30,000

Joseph A. Pollicino ....  1998    $482,127    $312,500   $23,333     $390,645         0            0   $25,685
Vice Chairman             1997    $461,560    $580,000   $47,720   $2,100,000   337,800   $2,533,400   $24,795
                          1996    $439,998    $550,000   $44,775           $0         0    $ 433,400   $23,600

Joseph M. Leone ........  1998    $237,000    $120,000    $7,813     $150,023         0            0   $15,880
Executive Vice            1997    $212,962    $200,000   $18,579     $703,150   114,600    $ 829,486   $14,851
President and Chief       1996    $203,231    $170,000   $11,109           $0         0    $ 126,444   $14,129
Financial Officer

William M. O'Grady .....  1998    $240,000    $100,000    $7,051     $125,014         0            0   $16,000
Executive Vice            1997    $220,769    $175,000   $16,826     $634,550   108,700    $ 742,900   $15,164
President                 1996    $209,769    $150,000   $ 9,801           $0         0    $ 108,350   $14,391
Administration

Ernest D. Stein ........  1998    $220,000     $75,000    $5,145      $93,777         0            0   $15,200
Executive Vice            1997    $200,769    $130,000   $12,461     $463,050    79,200    $ 538,895   $14,364
President, General        1996    $192,692    $115,000   $ 6,744           $0         0     $ 75,845   $13,708
Counsel and Secretary

--------------------------------------------------------------------------------
(1) The amounts shown in the Bonus column for 1998 represent the cash amounts paid under CIT's annual bonus plan. All Named Executive Officers elected to receive 50% (the maximum allowable amount) of their bonus for 1998 in restricted stock rather than cash. Pursuant to the ECP, executive officers may elect to receive some or all of their annual bonus plan awards in common stock rather than cash. The restricted stock awarded included a 25% premium in recognition of the election to forego cash compensation. The shares awarded will vest annually in one-third increments commencing in January 2000. For all Named Executive Officers, the amounts shown in the Restricted Stock Awards column for 1998 represent the fair market value on January 28, 1999 (the date of the grant) of the shares of Class A Common Stock awarded at $32.4375 per share. CIT will pay dividends on the restricted stock awarded to each Named Executive Officer to the extent and on the same basis as paid to all other stockholders.

(2) The payments set forth in 1998 under Other Annual Compensation represents the dividends paid on restricted stock awarded in 1997. The shares issued in 1997 were as follows: Mr. Gamper - 125,926 shares; Mr. Pollicino - 77,778 shares; Mr. Leone - 26,043 shares; Mr. O'Grady - 23,502 shares; and Mr. Stein - 17,150 shares. Compensation reported for 1997 and 1996 includes dividends paid under The CIT Group Holdings, Inc. Career Incentive Plan (the "CIT Career Incentive Plan"). For the performance period 1993-

      1995, Mr. Gamper was awarded 20,000 phantom shares, Mr. Pollicino was awarded 12,000 phantom shares, Mr. Leone was awarded 3,500 phantom shares, Mr. O'Grady was awarded 3,000 phantom shares and Mr. Stein was awarded 2,100 phantom shares. The shares awarded for the performance period 1993 - 1995 were vested in one-third increments commencing January 1996. For the performance period 1996 - 1998 under the CIT Career Incentive Plan, Mr. Gamper was awarded 20,000 phantom shares, Mr. Pollicino was awarded 12,000 phantom shares, Mr. Leone was awarded 4,100 phantom shares, Mr. O'Grady was awarded 3,700 phantom shares and Mr. Stein was awarded 2,700 phantom shares. We terminated the CIT Career Incentive Plan in conjunction with our initial public offering in 1997.

(3) The number and value at December 31, 1998 of restricted stock awarded in 1997 based upon the closing market price of $31.8125 per share for CIT's Class A Common Stock was as follows: Mr. Gamper - 125,926 shares ($4,006,021); Mr. Pollicino - 77,778 Shares ($2,474,313); Mr. Leone -
      26,043 shares ($828,493); Mr. O'Grady - 23,502 ($747,657); and Mr. Stein -
      17,150 ($545,584).

(4)   Stock options to purchase Class A Common Stock awarded under the ECP.

(5) The payments set forth under LTIP Payouts represent the payout of shares vested under the CIT Career Incentive Plan. The payouts in 1996 and 1997 were for shares awarded for the performance period 1993 - 1995. Also included under LTIP Payouts for 1997 is the one-time cash payout related to the termination of the CIT Career Incentive Plan for the 1996 - 1998 performance period.

(6) The payments set forth under "All Other Compensation" include the matching employer contribution to each participant's account and the employer flexible retirement contribution to each participant's flexible retirement account under The CIT Group Holdings, Inc. Savings Incentive Plan (the "CIT Savings Plan"). We made the matching employer contribution pursuant to a compensation deferral feature of the CIT Savings Plan under Section 401(k) of the Internal Revenue Code of 1986. Each of the Named Executive Officers received a contribution of $6,400 under the employer match and a contribution of $6,400 under the employer flexible retirement account. The payments set forth under "All Other Compensation" also included contributions to each participant's account under The CIT Group Holdings, Inc. Supplemental Savings Plan ("the "CIT Supplemental Savings Plan"), which is an unfunded non-qualified plan. For 1998, they are as follows:
      Mr.  Gamper - $20,139,  Mr.  Pollicino - $12,885,  Mr Leone - $3,080,  Mr.
      O'Grady - $3,200 and Mr. Stein - $2,400. In 1997, Mr. Gamper received payments designed to cover the 1.45% Medicare tax liability created by vesting in our deferred retirement benefits.

Stock Option Awards During 1998

      Stock options and other rights related to Class A Common Stock may be awarded to executives under the ECP. There were no stock options awarded to the Named Executive Officers in 1998. The following table gives additional information on options exercised in 1998 by the Named Executive Officers and on the number and value of options held by the Named Executive Officers at December 31, 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                         Number of
                                                        Securities               Value
                                                        Underlying            Unexercised
                                                        Unexercised          In-the-Money
                                                        Options at            Options at
                                                         12/31/98              12/31/98
                                 Shares                 -------------        -------------
                                Acquired      Value     Exercisable/         Exercisable/
        Name                   on Exercise  Realized    Unexercisable        Unexercisable
        ----                   -----------  --------    -------------        -------------
Albert R. Gamper, Jr. .........     0         $0       117,933/501,267    $567,553/$2,412,347
President and Chief
Executive Officer

Joseph A. Pollicino ...........     0         $0       64,333/273,467     $309,603/$1,316,060
Vice Chairman

Joseph M. Leone ...............     0         $0        19,333/95,267      $93,040/$458,472
Executive Vice President
and Chief Financial Officer

William M. O'Grady ............     0         $0        18,033/90,667      $86,784/$436,335
Executive Vice President
Administration

Ernest D. Stein ...............     0         $0        13,133/66,067      $63,203/$317,947
Executive Vice President,
General Counsel and
Secretary

      The options reported are non-qualified stock options to purchase shares of Class A Common Stock awarded under the ECP. The exercise price of the options is $27.00 per share and the closing trading price on the NYSE of Class A Common Stock at December 31, 1998 was $31.8125.

Benefit Plans

Employee Stock Purchase Plan

      Subject to approval by the stockholders, the Board of Directors has adopted The CIT Group, Inc. Employee Stock Purchase Plan (the "ESPP"), which offers our employees the opportunity to purchase Class A Common Stock at a discount through payroll deductions. The ESPP is intended to meet the requirements of Section 423 of the Code. All of our regular full-time and part-time employees are eligible to participate in the ESPP beginning with the first Offering Period that starts following their employment. Employees desiring to purchase stock through the ESPP may elect to contribute 1% to 10% in any payroll period. These payroll deductions accumulate during the three-month "Offering Period". At the end of each Offering Period, the payroll deductions are used to purchase Class A Common Stock at a price equal to 85% of the lower of the fair market value of the Class A Common Stock at the beginning or end of the Offering Period. (Prior to the amendment of the ESPP on January 28, 1999, effective for the Offering Period commencing on October 1, 1998, the option price per share equaled 85% of the fair market value of a share of Common Stock on the last day of the Offering Period, and effective for the Offering Period commencing on January 1, 1999, the option price per share equaled the lesser of
(i) 85% of the fair market value of a share of Common Stock on January 28, 1999 or (ii) 85% of the fair market value of a share of Common Stock on the last business day of the Offering Period.) An employee will recognize no taxable income or gain until he or she sells the Class A Common Stock and, if the employee meets certain holding period requirements, he or she will also be entitled to favorable tax treatment upon such sale.

      We will use either treasury shares, authorized but unissued shares, or publicly traded shares to satisfy purchases under the ESPP. The adoption of the ESPP by the stockholders of CIT is the subject of Proposal 3.

Retirement Plans

      Effective January 1, 1990, The CIT Group Holdings, Inc. Retirement Plan (the "CIT Retirement Plan") was established. Assets necessary to fund the CIT Retirement Plan were transferred from the MHC Retirement Plan, Inc. (the "MHC Retirement Plan"), the predecessor plan in which our employees participated. Accumulated years of benefit service under the MHC Retirement Plan are included in the benefits formula of the CIT Retirement Plan, which covers officers and salaried employees who have one year of service and have attained age 21.

      Subject to certain exceptions, at the normal retirement age of 65, an employee's pension is 1.25% of final average salary, as defined below, for each of the first 20 years of benefit service as a participant and 0.75% of such salary for each year of the next 20 years of benefit service. In general, an employee who was a participant in the MHC Retirement Plan before 1985 will receive a pension of not less than 2.0% of final average salary for each of the first 20 years of benefit service as a participant and 1.0% of such salary for each of the next 20 years of benefit service, reduced by 0.4% of the participant's covered compensation for each year of such benefit service up to a maximum of 35 years and further reduced by the value of certain benefits under the CIT Savings Plan. An employee who was a participant in the former CIT Retirement Plan on June 30, 1986 will not receive a pension of less than 1.1% of final average salary up to certain Social Security limits plus 1.5% of final average salary in excess of the Social Security limits, for each year of benefit service to a maximum of 35 years, reduced by certain benefits under the CIT Savings Plan. "Final average salary" is the highest average salary received in any five consecutive years in the last ten years. "Salary" includes all wages paid by CIT, including before-tax contributions made to the CIT Savings Plan and salary reduction contributions pursuant to any Section 125 Plan, but excluding commissions, bonuses, incentive compensation, overtime, reimbursement of expenses, directors' fees, severance pay and deferred compensation. This salary is comparable to the "Salary" shown in the Summary Compensation Table. After completing five years of service, an employee whose employment with CIT has terminated is entitled to a benefit, as of the employee's normal retirement date, equal to the benefit earned to the date of termination of employment, or an actuarially reduced benefit commencing at any time after age 55 if the participant is eligible for early retirement under the CIT Retirement Plan. Certain death benefits are available to eligible surviving spouses of participants.

      Since various laws and regulations set limits on the amounts allocable to a participant under the CIT Savings Plan and benefits under the CIT Retirement Plan, we have established the CIT Supplemental Retirement Plan. The CIT Supplemental Retirement Plan provides retirement benefits on an unfunded basis to participants who retire from CIT (whose benefits under the CIT Retirement Plan would be restricted by the limits) of an amount equal to the difference between the annual retirement benefits permitted and the amount that would have been paid but for the limitations imposed.

      The amounts set forth in the table are the amounts which would be paid to employees hired before 1985 pursuant to the CIT Retirement Plan and the CIT Supplemental Retirement Plan at a participants' normal retirement age assuming the indicated final average salary and the indicated years of benefit service and assuming that the straight life annuity form of benefit will be elected and that CIT Supplemental Retirement Plan benefits will be paid in the form of an annuity. The amounts may be overstated to the extent that they do not reflect the reduction for any benefits under the CIT Savings Plan.

                               PENSION PLAN TABLE

                     Annual Benefits Based on Years of Credited Service (1)
                     ------------------------------------------------------
Final
Average
Salary of
Employee           15         20         25         30         35         40
---------          --         --         --         --         --         --
150,000           43,016     57,355     64,194     71,033     77,872     85,372
200,000           58,016     77,355     86,694     96,033    105,372    115,372
250,000           73,016     97,355    109,194    121,033    132,872    145,372
300,000           88,016    117,355    131,694    146,033    160,372    175,372
350,000          103,016    137,355    154,194    171,033    187,872    205,372
400,000          118,016    157,355    176,694    196,033    215,372    235,372
450,000          133,016    177,355    199,194    221,033    242,872    265,372
500,000          148,016    197,355    221,694    246,033    270,372    295,372
550,000          163,016    217,355    244,194    271,033    297,872    325,372
600,000          178,016    237,355    266,694    296,033    325,372    355,372
650,000          193,016    257,355    289,194    321,033    352,872    385,372
700,000          208,016    277,355    311,694    346,033    380,372    415,372
750,000          223,016    297,355    334,194    371,033    407,872    445,372
800,000          238,016    317,355    356,694    396,033    435,372    475,372

--------------------------------------------------------------------------------
(1) At December 31, 1998, Messrs. Gamper, Pollicino, Leone, O'Grady and Stein had 31, 34, 14, 29 and 5 years of benefit service respectively.

Executive Retirement Plan

      The Named Executive Officers are participants under the Executive Retirement Plan. The benefit provided is life insurance equal to approximately three times salary during such participant's employment, with a life annuity option payable monthly by CIT upon retirement. The participant pays a portion of the annual premium and we pay the balance on behalf of the participant. We are entitled to recoup our payments from the proceeds of the policy in excess of the death benefit. Upon the participant's retirement, a life annuity will be payable out of our current income and we anticipate recovering the cost of the life annuity out of the proceeds of the life insurance policy payable upon the death of the participant.

      In addition to the table of pension benefits shown above, we are conditionally obligated to make annual payments under the Executive Retirement Plan in the amounts indicated to the Named Executive Officers at retirement: Mr. Gamper, $403,130, Mr. Pollicino, $255,642, Mr. Leone, $155,392, Mr. O'Grady,
$120,053, and Mr. Stein, $72,351.

Compensation Committee Interlocks and Insider Participation

      There are no interlocking relationships between any member of the Compensation Committee and any of our executive officers that would require disclosure under the rules of the Securities and Exchange Commission. The Compensation Committee consists entirely of independent, non-employee directors.

Employment Agreements

      Messrs. Gamper and Pollicino have employment agreements with CIT that extend until December 31, 1999. Mr. Gamper's agreement provides that he will serve as the Chief Executive Officer and President. Mr. Pollicino's agreement provides that he will serve as the Vice Chairman. Each will serve as a member of our Board of Directors. The agreements provide for the payment of an annual base salary of not less than the amount that each received prior to the date of his last extension on April 1, 1997. Pursuant to their employment agreements, each individual's base salary and performance is reviewed by the Board of Directors during the term of the agreement pursuant to our normal practices, subject to increases but not to decreases. The employment agreements provide for participation in all executive bonus and incentive compensation plans.

      Mr. Leone, Mr. O'Grady, and Mr. Stein also have employment agreements with CIT that extend until December 31, 2000. Mr. Leone's, Mr. O'Grady's, and Mr. Stein's respective agreements provide for the payment of an annual base salary of not less than the amount received prior to the date of their last extension on November 1, 1998, to be reviewed by the Chief Executive Officer or his designee pursuant to our normal practices, subject to increases but not to decreases. The employment agreements also provide for participation in all executive bonus and incentive compensation plans.

Termination And Change-In-Control Arrangements

      Mr. Gamper's and Mr. Pollicino's employment agreements with CIT provide that if their employment is terminated "without Cause" (as defined in the agreement), or if they resign for "Good Reason" (as defined in the agreement) they will be entitled to receive severance payments equal to their base salary for thirty-six months provided that they do not violate the confidentiality or non-competition provisions of the agreement (the latter of which, subject to certain exceptions, extend for up to two years from the date of termination of employment), in which case we would have no obligation to make any remaining payments. Further, they will be entitled to receive, among other things, all previously earned and accrued entitlements and benefits of CIT, full employee welfare benefit coverage, outplacement services, any awards due under the ECP, and all benefits payable under our Executive Benefits Program.

      Each of the employment agreements of Mr. Leone, Mr. O'Grady, and Mr. Stein provide that if his employment is terminated "without Cause" (as defined in the agreement) or if he resigns for "Good Reason" (as defined in the agreement), he will be entitled to receive severance payments equal to two times his total cash compensation (as defined in the agreement) provided that he does not violate the confidentiality or non-competition provisions of the agreement, in which case we would have no obligation to make any remaining payments. The severance payments are reduced by any "special payment" received. Further, upon such termination or resignation, he will be entitled to all previously earned and accrued entitlements and benefits, continued employee welfare benefit coverage for 24 months, two years benefit service and age credit for purposes of calculating benefits under CIT's Retirement Plan and Executive Retirement Plan (as defined in the agreement), outplacement services, any awards due under the ECP, and all benefits payable under our Executive Benefits Program.

      If CIT terminates Messrs. Gamper, Pollicino , Leone, O'Grady, or Stein for Cause, or if they terminate their employment for any reason other than Good Reason, they will be entitled to all previously earned and accrued entitlements and benefits of CIT.

      If, during the term of Mr. Gamper's and Mr. Pollicino's employment agreements, a "Change of Control" (as defined in the agreement) occurs on or prior to December 31, 1999, they each will be entitled to receive a "special payment". With respect to Mr. Gamper, the amount of such a special payment shall equal the sum of his prior four years annual bonuses under the CIT Bonus Plan, and with respect to Mr. Pollicino, the amount of such special payment shall equal the sum of his prior three years annual bonuses under the CIT Bonus Plan.

      Notwithstanding the foregoing provision, the special payments shall be forfeited if during the one-year period following the date of a Change of
Control: (i) their employment is involuntarily terminated by CIT for cause; (ii) they voluntarily terminate employment with CIT for any reason other than good reason; or (iii) they breach any non-compete or confidentiality covenant contained in their employment agreements.

      In the event of a Change of Control during the term of employment, Mr. Gamper and Mr. Pollicino may elect, on 90 days' notice, to terminate their employment and have such termination deemed "Good Reason" upon the anniversary of the Change of Control. In the event the first anniversary of such a Change of Control occurs after the end of the term, the term shall be extended to the first anniversary of the Change of Control.

      If a Change of Control occurs on or prior to December 31, 2000, Mr. Leone, Mr. O'Grady, and Mr. Stein will be entitled to receive a "special payment". The amount of such special payment shall equal the sum of their respective prior two years annual bonuses under the CIT Bonus Plan. The special payment will be payable over a two year period. Notwithstanding the above, the special payment will be forfeited if during the two year period commencing on the date of such Change of Control (a) their employment is involuntarily terminated by CIT for cause, (b) they voluntarily terminate employment with CIT for any reason other than "Good Reason" as defined in their respective employment agreements, or (c) they breach the non-compete or confidentiality provisions in their agreements. In addition, if during the term of their respective employment agreements, a "Change of Control" (as defined in the agreement) occurs, the terms of their employment agreements are extended until the second anniversary of the Change of Control.

      In the event Messrs. Gamper, Pollicino, Leone, O'Grady, or Stein become subject to excise taxes under Section 4999 of the Internal Revenue Code, their employment agreements provide a gross up payment equal to the amount of such excise taxes.

      Under the ECP, if a participant's employment is terminated by CIT, or a successor to CIT, on or after a Change of Control and prior to the first anniversary of such Change of Control: (i) all options and SARs, other than options granted in consideration of the termination of the CIT Career Incentive Plan or otherwise granted in connection with the initial public offering, held by the participant, if any, shall become immediately exercisable; (ii) all restrictions and limitations imposed on restricted stock, other than restricted stock granted in consideration of the termination of the CIT Career Incentive Plan or otherwise granted in connection with the initial public offering, held by the participant, if any, shall lapse. The vesting of all Options and restricted stock granted in consideration of the termination of the CIT Career Incentive Plan or otherwise granted in connection with the initial public offering would be accelerated in the event the participant is terminated on or after the Change of Control and during the five-year period following the initial public offering.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                             PRINCIPAL SHAREHOLDERS

Security Ownership of Certain Beneficial Owners

      The table below shows, as of February 16, 1999, the name and address of each person known to us that beneficially owns in excess of 5% of any class of Voting Stock.

                                                                     Amount and Nature of
                                                                     Beneficial Ownership
                                                           ---------------------------------------------
    Title of Class           Name and Address of            Sole Voting and  Shared Voting and  Percent
       of Stock               Beneficial Owner             Investment Power  Investment Power   of Class
       --------               ----------------             ----------------  ----------------   --------
Class A Common Stock     The Dai-Ichi Kangyo Bank,             71,000,000                 0       43.8%
                         Limited
                         1-5, Uchisaiwaicho, 1-chome
                         Chiyoda-ku, Tokyo 100
                         Japan

Class A Common Stock     Wellington Management
                         Company, LLP                                   0        10,767,381       6.65%
                         75 State Street
                         Boston, MA 02109

Security Ownership Of Directors And Executive Officers

      The table below shows, as of February 16, 1999, the number of shares of Class A Common Stock owned by each Director, by the Named Executive Officers, and by the Directors and Named Executive Officers as a group.

                                          Amount and Nature
                                       of Beneficial Ownership      Percentage
    Name of Individual             (Class A Common Stock)(1)(2)(3)   of Class
    ------------------             -------------------------------   --------
Hisao Kobayashi ....................              4,100                   *
Albert R. Gamper, Jr. (4) ..........            279,247                   *
Daniel P. Amos (5) .................            107,030                   *
Yoshiro Aoki .......................                  0                   *
Anthea Disney ......................                  0                   *
Takasuke Kaneko ....................                  0                   *
Joseph A. Pollicino ................            155,279                   *
Paul N. Roth .......................              9,000                   *
Peter J. Tobin .....................             10,000                   *
Tohru Tonoike ......................                  0                   *
Alan F. White ......................              2,366                   *
Joseph M. Leone ....................             55,203                   *
William M. O'Grady .................             50,593                   *
Ernest D. Stein ....................             43,361                   *
All Directors and executive
 officers as a group (14 persons) ..            716,179                   *

--------------------------------------------------------------------------------
*     Represents less than 1% of the total outstanding Class A Common Stock.

(1) Includes shares of Restricted Stock issued in lieu of cash in connection with the 1998 CIT Bonus Plan, for which the holders have voting rights, but for which ownership has not vested, in the following amounts: Mr. Gamper - 18,016 shares, Mr. Pollicino - 12,043 shares, Mr. Leone - 4,625 shares, Mr. O'Grady - 3,854 shares, and Mr. Stein - 2,891 shares.

(2) Includes shares of Restricted Stock awarded under the Long-Term Equity Compensation Plan in connection with the termination of The CIT Career Incentive Plan, for which the holders have voting rights, but for which ownership has not vested, in the following amounts: Mr. Gamper - 125,926 shares, Mr. Pollicino - 77,778 shares, Mr. Roth - 5,000 shares, Mr. Tobin
      - 5,000 shares, Mr. Leone - 26,043 shares, Mr. O'Grady - 23,502 shares, and Mr. Stein - 17,150 shares.

(3) Includes shares of stock issuable pursuant to stock options awarded under the Long-Term Equity Compensation Plan that have vested or will vest within 60 days after March 30, 1999, in the following amounts: Mr. Gamper
      - 117,933 shares, Mr. Pollicino - 64,333 shares, Mr. Amos - 1,666 shares, Mr. White - 1,666 shares, Mr. Leone - 19,333 shares, Mr. O'Grady - 18,033 shares, and Mr. Stein - 13,133 shares.

(4) Includes 1,100 shares owned by Mr. Gamper's daughter and 1,100 shares owned by Mr. Gamper's son, as to which Mr. Gamper disclaims beneficial ownership.

(5) Includes 56,464 shares owned by the Daniel P. Amos and Shannon Amos Foundation, Inc., a Georgia nonprofit corporation, as to which Mr. Amos disclaims beneficial ownership, and 7,000 shares owned by Lapaul, Inc., a Georgia corporation, each of which is controlled by Mr. Amos.

Section 16(a) Beneficial Ownership Reporting Compliance

      Based on our records and other information, we believe that our Directors and officers complied with all applicable SEC filing requirements for reporting beneficial ownership of our equity securities for 1998, except as noted below. Hisao Kobayashi inadvertently failed to file Form 4 for November 1998 to report that he purchased 2,000 shares of Class A Common Stock in our Secondary Offering. Mr. Kobayashi filed a Form 4 to report the purchase in March 1999.

Item 13. Certain Relationships and Related Transactions.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      CIT has in the past and may in the future enter into certain transactions with our affiliates. Such transactions have been, and it is anticipated that such transactions will continue to be, entered into at a fair market value for the transaction.

      Paul N. Roth, a director of CIT, is a partner of Schulte Roth & Zabel LLP, which provides legal services to CIT. Schulte Roth & Zabel LLP has been retained in the past and will continue in the future to serve as outside counsel for DKB.

Relationship with DKB

      DKB beneficially owns 71,000,000 shares of Class A Common Stock of CIT, which represents approximately 43.8% of the outstanding Class A Common Stock. DKB is our largest stockholder and may be able to exercise significant influence over the election of the members of our Board of Directors and over our business and affairs, including any determinations with respect to (i) mergers or other business combinations involving us, (ii) the acquisition or disposition of assets by us, (iii) the incurrence of indebtedness by us, (iv) the issuance of any additional Common Stock or other equity securities, and (v) the payment of dividends with respect to the Common Stock.

      Set forth below are descriptions of certain agreements, relationships and transactions between CIT and DKB.

Regulatory Compliance Agreement

      DKB is subject to U.S. and Japanese banking laws, regulations, guidelines, and orders that affect permissible activities of CIT. DKB and CIT have entered into a regulatory compliance agreement (the "Regulatory Compliance Agreement") in order to facilitate DKB's compliance with applicable U.S. and Japanese banking laws, or the regulations, interpretations, policies, guidelines, requests, directives, and orders of the applicable regulatory authorities or the staffs thereof or a court (collectively, the "Banking Laws"). That Agreement prohibits us from engaging in any new activity or entering into any transaction for which prior approval, notice or filing is required under Banking Laws without the required prior approval having been obtained, prior notice having been given or made by DKB and accepted or such filings having been made. We are also prohibited from engaging in any activity that would cause DKB, CIT or any affiliate of DKB or CIT to violate any Banking Laws. If, at any time, it is determined by DKB that any activity then conducted by us is prohibited by any Banking Law, we are required to take all reasonable steps to cease such activity.

      Under the terms of the Regulatory Compliance Agreement, DKB is responsible for making all determinations as to compliance with applicable Banking Laws.

      The Regulatory Compliance Agreement expires upon the earlier of the date on which DKB owns no shares of Common Stock or DKB, in its sole discretion, requests and obtains an opinion of counsel that (i) DKB will not be required to receive prior approval from or give notice to or make filings with applicable regulatory authorities under the Banking Laws as a result of CIT or any of its subsidiaries engaging in any activity and (ii) DKB and CIT are no longer subject to the jurisdiction of the Banking Laws with respect to the activities or transactions in which CIT may engage.

Registration Rights Agreement

      DKB and CIT entered into a registration rights agreement (the "Registration Rights Agreement"), which provides that, upon the request of DKB, its subsidiaries or certain transferees of Common Stock from DKB or its subsidiaries (each, a "Qualified Transferee"), we will use our best efforts to effect the registration under the applicable federal and state securities laws of any of the shares of Class A Common Stock that DKB may hold or that are issued or issuable upon conversion of any other security that DKB may hold and of any other securities issued or issuable in respect of the Class A Common Stock, in each case for sale in accordance with the intended method of disposition of the holder or holders making such demand for registration, and we will take such other actions as may be necessary to permit the sale thereof in other jurisdictions, subject to certain specified limitations. DKB, any of its subsidiaries, or any Qualified Transferee also has the right, which it may exercise at any time and from time to time, subject to certain limitations, to include any such shares and other securities in other registrations of equity securities of CIT initiated by us on our own behalf or on behalf of our other stockholders. The Company will pay all costs and expenses in connection with each such registration which DKB, any subsidiary thereof or any Qualified Transferee initiates or in which any of them participates. CIT paid such costs and expenses in connection with the Secondary Offering. The Registration Rights Agreement contains indemnification and contribution provisions: (i) by DKB and its permitted assigns for our benefit; and (ii) by us for the benefit of DKB and other persons entitled to effect registrations of Class A Common Stock (and other securities) pursuant to its terms, and related persons.

Tax Allocation Agreement

      DKB does not include us in its consolidated group for federal income tax purposes. DKB includes us in its consolidated group for state income tax purposes only in the State of California. Pursuant to a Tax Allocation Agreement, dated as of October 23, 1991 (the "Tax Allocation Agreement"), CIT and certain other subsidiaries of DKB file a consolidated unitary California franchise tax return and have elected to file that return on a "water's edge" basis. Under the Tax Allocation Agreement, we are obligated to pay to DKB the California franchise tax that we would have paid if we were filing on the same basis we would have filed on had we not entered into the Tax Allocation Agreement, and our liability cannot exceed the tax liability we would have incurred had we not entered into the Tax Allocation Agreement. DKB absorbs any residual cost or benefit of the filing of a consolidated unitary California franchise tax return.

Other Transactions

      At December 31, 1998, our credit line coverage with 53 banks totaled $5.0 billion of committed facilities. At December 31, 1998, DKB was a committed bank under a $1.2 billion revolving credit facility and a $3.7 billion revolving credit facility, with commitments of $67.5 million and $210.0 million, respectively.

      We have entered into interest rate swap and cross currency interest rate swap agreements with financial institutions acting as principal counterparties, including affiliates of DKB. At December 31, 1998, the notional principal amount outstanding on interest rate swap agreements with DKB and its affiliates totaled $220.0 million. The notional principal amount outstanding on foreign currency swaps totaled $168.6 million with DKB at year-end 1998.

      We have entered into leveraged leasing arrangements with third party loan participants, including affiliates of DKB. Leveraged lease receivables, which are included in lease receivables on our financial statements, exclude the portion of lease receivables offset by related nonrecourse debt payable to third party lenders, including amounts owed to affiliates of DKB that totaled $431.0 million at year-end 1998.

      At December 31, 1998, we had entered into credit-related commitments with DKB in the form of letters of credit totaling $12.2 million, equal to the amount of the single lump sum premium necessary to provide group life insurance coverage to certain eligible retired employees and an amount to fund certain overseas finance receivables.

      We have entered into cash collateral loan agreements with DKB pursuant to which DKB made loans to four separate cash collateral trusts in order to provide additional security for payments on the certificates of the related contract trusts. These contract trusts were formed for the purpose of securitizing certain recreational vehicle and recreational marine finance receivables. During 1998, we replaced DKB's position in two cash collateral loan agreements with a total payment made to DKB of $5.9 million. At December 31, 1998, the principal amount outstanding on the cash collateral loans was $34.3 million.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a) The following documents are filed with the Securities and Exchange Commission as part of this report:

      1. The financial statements of The CIT Group, Inc. and Subsidiaries as set forth on pages 29-57.

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

            4.1 Form of certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 to Form 8-A filed by the Company on October 29, 1998).

            4.2 Upon the request of the Securities and Exchange Commission, the Company will furnish a copy of all instruments defining the rights of holders of long-term debt of the Company.

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

            10.4 Employment Agreement of Joseph M. Leone, dated November 2, 1998, comparable to the agreements for William M. O'Grady and Ernest D. Stein.

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

            10.9 The CIT Group, Inc. Long-Term Equity Compensation Plan, dated November 1, 1997 (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Form S-2 filed by the Company on November 12, 1997).

            10.10 The CIT Group, Inc. Employee Stock Purchase Plan, dated November 1, 1998.

            10.11 Agreement and Plan of Reorganization between The CIT Group, Inc. and Newcourt Credit Group, Inc., dated as of March 7, 1999 (incorporated by reference to Exhibit 99 to Form 8-K filed by the Company on March 16, 1999).

            12       Computation of Ratios of Earnings to Fixed Charges.

            21       Subsidiaries of the Registrant.

            23       Consent of KPMG LLP.

            24       Powers of Attorney

            27       Financial Data Schedule (filed electronically)

     (b) A Current Report on Form 8-K, dated October 5, 1998 was filed with the Securities and Commission reporting the Company's announcement of results for the quarter ended September 30, 1998, the declaration of a dividend for the quarter ended September 30, 1998 and the filing of a registration statement with the Securities and Exchange Commission for 49 million shares of Class A Common Stock of the Company.

A Current Report on Form 8-K, dated December 2, 1998, was filed with the Securities and Commission regarding the election of an additional director to the Board of Directors of the Company.

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

March 18, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature and Title                                             Date
     -------------------                                             ----

   ALBERT R. GAMPER, JR.*
-----------------------------
   Albert R. Gamper, Jr.
 President, Chief Executive
    Officer and Director
(principal executive officer)

      HISAO KOBAYASHI*
------------------------------
      Hisao Kobayashi
          Director

       DANIEL P. AMOS*
------------------------------
       Daniel P. Amos
          Director

        YOSHIRO AOKI*
------------------------------
        Yoshiro Aoki
          Director


------------------------------
        Anthea Disney
          Director

      TAKASUKE KANEKO*               *By: /s/ ERNEST D. STEIN     March 18, 1999
------------------------------            -------------------
      Takasuke Kaneko                       Ernest D. Stein
          Director                          Attorney-In-Fact

    JOSEPH A. POLLICINO*
------------------------------
    Joseph A. Pollicino
          Director


------------------------------
        Paul N. Roth
          Director

       PETER J. TOBIN*
------------------------------
       Peter J. Tobin
          Director

       TOHRU TONOIKE*
------------------------------
       Tohru Tonoike
          Director

       ALAN F. WHITE*
------------------------------
       Alan F. White
          Director

     /s/ Joseph M. Leone                                          March 18, 1999
------------------------------
       Joseph M. Leone
Executive Vice President and
   Chief Financial Officer
(principal accounting officer)

      Original powers of attorney authorizing Albert R. Gamper, Jr., Ernest D. Stein, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.