Form 10-K/A
period 1998-12-31
CIT GROUP INC
filed 1999-03-30
CIK 20388

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   ----------


                                   Form 10-K/A


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

                                      None

================================================================================

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE CIT GROUP, INC.

                                   By:           /S/ ERNEST D. STEIN
                                       -----------------------------------------
                                                    Ernest D. Stein
                                       Executive Vice President, General Counsel
                                                     and Secretary


March 30, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


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


      TAKASUKE KANEKO*               *By: /s/ ERNEST D. STEIN    March 30, 1999
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


------------------------------
        Paul N. Roth
          Director

       PETER J. TOBIN*
------------------------------
       Peter J. Tobin
          Director

       TOHRU TONOIKE*
------------------------------
       Tohru Tonoike
          Director

       ALAN F. WHITE*
------------------------------
       Alan F. White
          Director


     /s/ Joseph M. Leone                                         March 30, 1999
------------------------------
       Joseph M. Leone
Executive Vice President and
   Chief Financial Officer
(principal accounting officer)


      Original powers of attorney authorizing Albert R. Gamper, Jr., Ernest D. Stein, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.

                                 EXHIBIT INDEX

Exhibit No.              Description
-----------              -----------
    24                   Powers of Attorney