Form 10-Q
period 1999-03-31
CIT GROUP INC
filed 1999-05-14
CIK 20388

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

                  For the quarterly period ended MARCH 31, 1999
                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to
                                                  ----------------

                             Commission File Number
                                     1-1861
                                     ------

                               THE CIT GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           13-2994534
             --------                                           ----------
   (State or other jurisdiction of                            (IRS Employer
    incorporation or organization)                          Identification No.)

            1211 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK    10036
            -----------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)

                                 (212) 536-1390
                                 --------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes   X            No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999: Class A Common Stock - 161,903,765 shares.

================================================================================

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

          TABLE OF CONTENTS                                                PAGE
          -----------------                                                ----

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

        Consolidated Balance Sheets - March 31, 1999 and
          December 31, 1998.                                                   2

        Consolidated Income Statements for the three month
          periods ended March 31, 1999 and 1998.                               3

        Consolidated Statements of Changes in Stockholders' Equity for
          the three month periods ended March 31, 1999 and 1998.               4

        Consolidated Statements of Cash Flows for the three month
          periods ended March 31, 1999 and 1998.                               5

        Notes to Condensed Consolidated Financial Statements.                6-8

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9-28

PART II. OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                                29

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

                          PART I. FINANCIAL INFORMATION

      Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1998 Annual Report on Form 10-K for The CIT Group, Inc. ("we", "our", "us", "CIT", or the "Company").

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)

                                                         March 31,  December 31,
                                                         ---------  ------------
Assets                                                     1999         1998
------                                                   ---------  ------------
Financing and leasing assets                           (unaudited)

Loans
  Commercial                                            $ 11,715.6   $ 11,415.5
  Consumer                                                 4,147.7      4,266.9
Lease receivables                                          4,212.8      4,173.6
                                                        ----------   ----------
  Finance receivables                                     20,076.1     19,856.0
Reserve for credit losses                                   (265.8)      (263.7)
                                                        ----------   ----------
  Net finance receivables                                 19,810.3     19,592.3
Operating lease equipment, net                             3,178.2      2,774.1
Consumer finance receivables held for sale                   985.4        987.4
Cash and cash equivalents                                    188.9         73.6
Other assets                                                 905.8        875.7
                                                        ----------   ----------
Total assets                                            $ 25,068.6   $ 24,303.1
                                                        ==========   ==========
Liabilities and Stockholders' Equity
------------------------------------
Debt
Commercial paper                                        $  5,809.3   $  6,144.1
Variable rate senior notes                                 4,426.1      4,275.0
Fixed rate senior notes                                    8,530.7      8,032.3
Subordinated fixed rate notes                                200.0        200.0
                                                        ----------   ----------
  Total debt                                              18,966.1     18,651.4
Credit balances of factoring clients                       1,584.3      1,302.1
Accrued liabilities and payables                             764.6        694.3
Deferred federal income taxes                                729.9        703.7
                                                        ----------   ----------
  Total liabilities                                       22,044.9     21,351.5
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely debentures of the Company                           250.0        250.0

Stockholders' equity
Class A Common Stock, par value $0.01 per share;
  Authorized 700,000,000 shares
  Issued: 163,202,941 shares in 1999 and
    163,144,879 shares in 1998
  Outstanding: 161,998,220 shares in 1999 and
    162,176,949 shares in 1998                                 1.7          1.7
Paid-in capital                                              956.1        952.5
Retained earnings                                          1,848.5      1,772.8
Treasury stock at cost (1,204,721 shares in 1999
  and 967,930 shares in 1998; Class A Common Stock)          (32.6)       (25.4)
                                                        ----------   ----------
Total stockholders' equity                                 2,773.7      2,701.6
                                                        ----------   ----------
Total liabilities and stockholders' equity              $ 25,068.6   $ 24,303.1
                                                        ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
               (Amounts in Millions, except Net Income per Share)

                                                            For the Three Months
                                                              Ended March 31,
                                                            --------------------
                                                              1999        1998
                                                              ----        ----
                                                               (unaudited)

Finance income                                               $541.5       $472.6
Interest expense                                              273.3        244.6
                                                             ------       ------
  Net finance income                                          268.2        228.0

Fees and other income                                          64.7         66.4
                                                             ------       ------
  Operating revenue                                           332.9        294.4
                                                             ------       ------
Salaries and general operating expenses                       109.0        101.7
Provision for credit losses                                    21.9         22.5
Depreciation on operating lease equipment                      56.1         38.3
Minority interest in subsidiary trust holding
 solely debentures of the Company                               4.8          4.8
                                                             ------       ------
  Operating expenses                                          191.8        167.3
                                                             ------       ------

Income before provision for income taxes                      141.1        127.1
Provision for income taxes                                     49.2         45.4
                                                             ------       ------
Net income                                                   $ 91.9       $ 81.7
                                                             ======       ======
Net income per basic share                                   $ 0.57       $ 0.50
Net income per diluted share                                 $ 0.57       $ 0.50

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Amounts in Millions)

                                                           Three Months Ended
                                                                March 31,
                                                     ---------------------------
                                                         1999            1998
                                                         ----            ----
                                                               (unaudited)

Balance, January 1                                   $ 2,701.6        $ 2,432.9
Net income                                                91.9             81.7
Dividends declared                                       (16.2)           (16.3)
Treasury stock purchased                                  (7.2)              --
Other                                                      3.6              1.4
                                                     ---------        ---------
Balance, March 31                                    $ 2,773.7        $ 2,499.7
                                                     =========        =========

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                     1999            1998
                                                     ----            ----
                                                          (unaudited)

CASH FLOWS FROM OPERATIONS

Net income                                              $  91.9     $  81.7
Adjustments to reconcile net income to net
   cash flows from operations:
 Provision for credit losses                               21.9        22.5
 Depreciation and amortization                             73.1        44.3
 Provision for deferred federal income taxes               26.2        11.2
 Gains on asset and receivable sales                      (14.0)      (21.3)
 Increase in accrued liabilities and payables              72.0        44.1
 Increase in other assets                                 (53.1)      (59.7)
 Other                                                     15.7         6.6
                                                        -------     -------
  Net cash flows provided by operations                   233.7       129.4
                                                        -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES

Loans extended                                         (7,827.7)   (8,327.8)
Collections on loans                                    7,485.0     7,847.3
Proceeds from asset and receivable sales                  775.2        71.3
Purchases of assets to be leased                         (472.5)     (228.3)
Purchase of loan portfolios                              (202.0)     (250.7)
Net increase in short-term factoring receivables          (91.4)     (161.7)
Purchases of investment securities                         (2.7)       (2.3)
Proceeds from sales of assets received in
  satisfaction of loans                                     1.6        11.6
Other                                                      (5.2)       (6.9)
                                                        -------     -------

  Net cash flows used for investing activities           (339.7)   (1,047.5)
                                                        -------     -------


CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of variable and fixed
  rate notes                                            2,248.4     1,557.9
Repayments of variable and fixed rate notes            (1,598.9)     (761.5)
Net (decrease) increase in commercial paper              (334.8)      275.9
Repayments of nonrecourse leveraged lease debt            (70.0)      (52.4)
Cash dividends paid                                       (16.2)         --
Purchase of treasury stock                                 (7.2)         --
                                                       --------    --------
  Net cash flows provided by financing activities         221.3     1,019.9
                                                       --------    --------
Net increase in cash and cash equivalents                 115.3       101.8
Cash and cash equivalents, beginning of period             73.6       140.4
                                                       --------    --------
Cash and cash equivalents, end of period               $  188.9    $  242.2
                                                       ========    ========

Supplemental disclosures

Interest paid                                          $  225.7    $  192.0
Federal and state and local income taxes paid          $    3.4    $    4.6

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

We believe all adjustments (all of which are normal recurring accruals) necessary for a fair statement of financial position and results of operations for these periods have been made; however, results for interim periods are subject to year-end audit adjustments. Results for interim periods are not necessarily indicative of results for a full year.

Note 2--Earnings Per Share

The reconciliation of the numerator and denominator of basic earnings per share ("EPS") with that of diluted EPS is presented below.


===============================================================================================================
                                                    For the Three Months Ended March 31,
                         --------------------------------------------------------------------------------------
                                            1999                                           1998
                         -------------------------------------------   ----------------------------------------
                            Income        Shares        Per Share       Income         Shares         Per Share
                         (Numerator)   (Denominator)     Amount       (Numerator)   (Denominator)      Amount
                         -----------   -------------    ---------     -----------   -------------      -------
                                                         Dollar Amounts in Millions
                                                         (except per share amounts)

Basic EPS:
Income available to
 common shareholders      $ 91.9        161,166,060     $  0.57        $   81.7      162,225,000       $   0.50
                                                        ========                                       ========
Effect of Dilutive
 Securities:
  Restricted shares           --            962,291                          --          947,098
  Stock options               --            292,676                          --          326,286
                          ------        -----------                    --------      -----------
Diluted EPS               $ 91.9        162,421,027     $  0.57        $   81.7      163,498,384       $   0.50
                          ======        ===========     ========       ========      ===========       ========

===============================================================================================================

Note 3 - Business Segment Information

The  following   table  presents   reportable   segment   information   and  the
reconciliation to the consolidated totals as of March 31, 1999 and 1998.

-----------------------------------------------------------------------------------------------------------------------
                                    Equipment
                                    Financing     Commercial                     Total        Corporate    Consolidated
                                   and Leasing     Finance       Consumer       Segments      and Other       Total
                                   -----------     -------       --------       --------      ---------       -----
March 31, 1999                                                 (Dollars in Millions)
Operating revenue                $   177.2       $   89.4       $   58.8     $   325.4        $    7.5     $   332.9
Net income                            56.5           28.5           13.0          98.0            (6.1)         91.9
Total managed assets              13,640.2        5,466.4        7,913.4      27,020.0            84.6      27,104.6

March 31, 1998
Operating revenue                    146.5           85.5          48.9          280.9            13.5         294.4
Net income                            48.1           30.2           9.0           87.3            (5.6)         81.7
Total managed assets              11,906.8        4,514.4       6,810.9       23,232.1            63.3      23,295.4
-----------------------------------------------------------------------------------------------------------------------

Note 4 - Pending Acquisition

On March 8, 1999, we announced that we would acquire Newcourt Credit Group Inc. ("Newcourt") in an exchange of common stock. Under the terms of the transaction, which will be accounted for on a purchase basis, 0.92 shares of our common stock will be exchanged for each outstanding share of Newcourt common stock. The transaction is expected to close during the third quarter of 1999, and is conditioned upon, among other things, regulatory and stockholder approval.

On May 5, 1999, we announced the following:

                             -----------------------

Albert R. Gamper, Jr. President and Chief Executive Officer of The CIT Group, Inc., (NYSE:CIT) in commenting on Newcourt Credit Group Inc.'s (NYSE:NCT; TSE:NCT) first quarter earnings announcement, said, "We learned this week that Newcourt's first quarter earnings would fall short of market expectations. We have been told by Newcourt management that business volume across all business lines is strong and that core business remains sound.

The reduced securitization in the first quarter is consistent with CIT's approach in keeping assets on the balance sheet. In light of the shortfall in the first quarter earnings, we will be reviewing Newcourt's financials with its management."
                            -----------------------

The process of this review began the week of May 10, 1999.

Newcourt is headquartered in Toronto, Canada and its stock is traded on the New York, Toronto, and Montreal Stock Exchanges. Newcourt is an independent, non-bank financial services enterprise with worldwide operations primarily in the United States, Canada and Europe, with a market leadership position in the vendor financing business. Newcourt focuses on the commercial and corporate finance segments of the asset-based financing market and originates, co-invests in and sells asset-based financings including secured loans, conditional sales contracts, and financial leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income for the quarters ended March 31, 1999 and 1998 totaled $91.9 million and $81.7 million, respectively. Earnings per diluted share for the first quarter of 1999 increased 14.0% to $0.57 from $0.50 in 1998. The improved first quarter 1999 earnings reflect continued strong portfolio growth, low commercial net credit losses, and further improvements in operating efficiency.

Return on equity for the first quarter of 1999 was 13.5% compared to 13.2% for the same period in 1998. Return on average earning assets ("AEA") for the first quarter of 1999 was 1.63% compared to 1.71% for the first quarter of 1998.

Managed assets, comprised of financing and leasing assets and consumer finance receivables previously securitized that we continue to manage, totaled a record $27.1 billion at March 31, 1999, an increase of 16.3% from $23.3 billion at March 31, 1998 and up 3.4% from $26.2 billion at December 31, 1998. Financing and leasing assets increased 15.5% to $24.3 billion at March 31, 1999 from $21.1 billion at March 31, 1998, and increased 2.6% from $23.7 billion at December 31, 1998.

NET FINANCE INCOME

A comparison of 1999 and 1998 net finance income is set forth below.
--------------------------------------------------------------------

                                                                         Three Months Ended
                                                 --------------------------------------------------------------
                                                             March 31,                           Increase
                                                  --------------------------------     ------------------------
                                                    1999                1998            Amount        Percent
                                                    ----                ----            ------        -------
                                                                    (Dollar Amounts in Millions)
Finance income                                   $    541.5         $    472.6        $     68.9        14.6%
Interest expense                                      273.3              244.6              28.7        11.7%
                                                 ----------         ----------        ----------        ----
Net finance income                               $    268.2         $    228.0        $     40.2        17.6%
                                                 ==========         ==========        ==========        ====

AEA                                              $ 22,603.8         $ 19,083.3        $  3,520.5        18.4%
                                                 ==========         ==========       ===========        ====

Net finance income as a % of AEA                       4.75%              4.78%
                                                       ====               ====
--------------------------------------------------------------------------------

Finance income for the three months ended March 31, 1999 increased $68.9 million or 14.6% from the comparable 1998 period. As a percentage of AEA, finance income (excluding interest income relating to short-term interest-bearing deposits) was 9.47% for the first quarter ended March 31, 1999 compared to 9.76% for the same quarter of 1998. The decline in yield of 29 basis points was primarily due to the decline in market interest rates as well as the highly competitive marketplace.

Interest expense for the three months ended March 31, 1999 increased $28.7 million or 11.7% from the comparable 1998 period. As a percentage of AEA, interest expense (excluding interest expense relating to short-term interest-bearing deposits and dividends related to the Company's preferred capital securities) for the first quarter of 1999 decreased to 4.72% from 4.98%. The decline of 26 basis points from the comparable period of 1998 reflects lower market rates.

We seek to mitigate interest rate risk by matching the repricing characteristics of our assets with our liabilities. This strategy is, in part, accomplished through the use of interest rate swaps. A comparative analysis of the weighted average principal outstanding and interest rates paid on our debt for the three month periods ended March 31, 1999 and 1998, before and after giving effect to interest rate swaps, is shown in the following table.

                                                                    Three Months Ended March 31, 1999
                                                   ------------------------------------------------------------
                                                           Before Swaps                        After Swaps
                                                   ------------------------------     -------------------------
                                                                     (Dollar Amounts in Millions)
Commercial paper and variable rate senior
   notes                                              $ 10,669.8      5.01%               $  8,335.4      4.97%
Fixed rate senior and subordinated notes                 8,498.5      6.21%                 10,832.9      6.27%
                                                      ----------                          ----------
Composite interest rate paid                          $ 19,168.3      5.54%               $ 19,168.3      5.71%
                                                      ==========                          ==========


                                                                   Three Months Ended March 31, 1998
                                                   ------------------------------------------------------------
                                                           Before Swaps                        After Swaps
                                                   ------------------------------     -------------------------
                                                                     (Dollar Amounts in Millions)
Commercial paper and variable rate senior
   notes                                              $  8,520.7      5.66%               $  6,052.4      5.61%
Fixed rate senior and subordinated notes                 7,056.5      6.41%                  9,524.8      6.48%
                                                      ----------                          ----------
Composite interest rate paid                          $ 15,577.2      6.00%               $ 15,577.2      6.14%
                                                      ==========                          ==========

Our interest rate swaps principally convert floating rate debt to fixed interest rates. We do not enter into derivative financial instruments for trading or speculative purposes. The weighted average composite interest rate after swaps increased from the weighted average composite interest rate before swaps in each period, primarily because a larger proportion of our debt, after giving effect to interest rate swaps, was subject to a fixed interest rate. However, the weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred had we chosen to manage interest rate risk without the use of such swaps.

FEES AND OTHER INCOME

For the three months ended March 31, 1999, fees and other income totaled $64.7 million, compared to $66.4 million for the first quarter of 1998. Strong growth in lending fees in our commercial finance and equipment financing businesses, as well as factoring fees and other income, were offset by lower gains on both sales of leasing equipment, due to less equipment coming off lease, and venture capital investments. The following table sets forth the components of fees and other income.

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                    1999                    1998
                                                    ----                    ----
                                                    (Dollar Amounts in Millions)

Factoring commissions                               $ 24.0                 $23.0
Fees and other income                                 30.9                  22.1
Gains on sales of leasing equipment                    9.2                  14.8
Gains on securitizations                               0.6                    --
Gains on sales of venture capital investments           --                   6.5
                                                    ------                 -----
                                                    $ 64.7                 $66.4
                                                    ======                 =====
--------------------------------------------------------------------------------

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and general operating expenses increased by $7.3 million or 7.2% to $109.0 million in the first quarter of 1999 from $101.7 million in the comparable 1998 period. The increase in expenses reflects continued product expansion in the equipment finance segment, incremental costs relating to the restructuring of our sales finance business, and normal expense increases.

Management monitors productivity via the efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA"). These ratios are set forth in the following table.

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                          1999             1998
                                                          ----             ----

Efficiency ratio                                          40.1%            40.5%
Salaries and general operating expenses
   as a percentage of AMA                                 1.73%            1.90%
--------------------------------------------------------------------------------

The improvement in the ratios reflects the success of continuing productivity initiatives and our ability to leverage our existing operating structure and investment technology.

RESERVE AND PROVISION FOR CREDIT LOSSES/CREDIT QUALITY

The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience, and levels of past due loans and nonperforming assets. The reserve increased by $2.1 million to $265.8 million (1.32% of finance receivables) at March 31, 1999 from $263.7 million (1.33% of finance receivables) at December 31, 1998. A measure of reserve adequacy and strength used by us and in our industry is the ratio of the balance sheet reserve for credit losses to trailing twelve-month net credit losses. This ratio, 3.34 times at March 31, 1999, remained relatively unchanged from 3.35 times at December 31, 1998. The relationship of the reserve for credit losses to nonaccrual finance receivables was 121.8% at March 31, 1999 compared to 124.7% at December 31, 1998.

The provision for credit losses for the first quarter of 1999 was $21.9 million, down slightly from $22.5 million in the first quarter of 1998.

For the quarter ended March 31, 1999, net credit losses were $20.9 million (0.42% of average finance receivables) as compared to $20.0 million (0.45% of average finance receivables) for the same period last year.

The following table sets forth net credit losses as a percentage of average finance receivables (annualized), excluding consumer finance receivables held for sale.

--------------------------------------------------------------------------------
                                                  Three Months Ended March 31,
                                                  ------------------------------
                                                   1999                   1998
                                                   ----                   ----

Equipment Financing and Leasing                    0.11%                  0.30%
Commercial Finance                                 0.43%                  0.18%
                                                   ----                   ----
   Total Commercial                                0.22%                  0.27%
                                                   ----                   ----
Consumer                                           1.17%                  1.17%
                                                   ----                   ----
   Total                                           0.42%                  0.45%
                                                   ====                   ====
--------------------------------------------------------------------------------

Overall, commercial net credit losses were down slightly from 0.27% in 1998 to 0.22% in 1999, and consumer net credit losses were unchanged at 1.17%. Equipment Financing and Leasing net credit losses declined on continued good credit quality. The increase in Commercial Finance net credit losses was primarily due to a large recovery in the first quarter of 1998.

As a percentage of average consumer managed finance receivables, consumer net credit losses were 0.97% during the first quarter of 1999 compared to 0.90% for the same period in 1998.

PAST DUE AND NONPERFORMING ASSETS

The following table sets forth certain information concerning past due and total nonperforming assets (and the related percentages of finance receivables) at March 31, 1999 and December 31, 1998.

--------------------------------------------------------------------------------

                                                        At March 31,                   At December 31,
                                                            1999                            1998
                                                 ---------------------------    ------------------------------
                                                                 (Dollar Amounts in Millions)
Finance receivables, past due 60 days
  or more
  Equipment Financing and
   Leasing                                           $  176.5        1.69%          $   149.9        1.41%
  Commercial Finance                                     40.6        0.74%               32.1        0.64%
                                                     --------        ----           ---------        ----
    Total Commercial Segments                           217.1        1.36%              182.0        1.17%
                                                     --------        ----           ---------        ----
  Consumer Finance                                      147.9        3.57%              166.0        3.89%
                                                     --------        ----           ---------        ----
       Total                                         $  365.0        1.82%          $   348.0        1.75%
                                                     ========        ====           =========        ====

Total nonperforming assets
  Equipment Financing and
   Leasing                                           $  131.4        1.26%          $   135.2        1.27%
  Commercial Finance                                     22.5        0.41%               14.5        0.29%
                                                     --------        ----           ---------        ----
    Total Commercial Segments                           153.9        0.97%              149.7        0.96%
                                                     --------        ----           ---------        ----
  Consumer Finance                                      128.4        3.09%              129.0        3.02%
                                                     --------        ----           ---------        ----
       Total                                         $  282.3        1.41%          $   278.7        1.40%
                                                     ========        ====           =========        ====

--------------------------------------------------------------------------------
Nonperforming assets reflect both finance receivables on nonaccrual status and assets received in satisfaction of loans.

From time to time, financial or operational difficulties may adversely affect future payments relating to certain operating lease equipment. Such operating lease equipment is not included in the totals for past due and nonperforming assets. At March 31, 1999, operations at an oil refinery were subject to such difficulties. The aggregate carrying value of this asset was approximately $26 million. We do not believe these difficulties will have a material adverse effect on our consolidated financial position or results of operations.

OPERATING LEASE EQUIPMENT

The operating lease equipment portfolio was $3.2 billion at March 31, 1999, up 14.6% from December 31, 1998 and up 54.7% from March 31, 1998, driven primarily by growth in rail transport, construction, and commercial aircraft equipment. Depreciation for the quarter ended March 31, 1999 was $56.1 million, up from $38.3 million for the same period in 1998 due to growth in the portfolio.

INCOME TAXES

The effective income tax rates for the first quarters of 1999 and 1998 were 34.9% and 35.7%, respectively. The decrease in the 1999 effective tax rate was primarily the result of lower state and local income taxes.

FINANCING AND LEASING ASSETS

Managed assets grew $888.3 million (3.4%) to $27.1 billion during the first quarter of 1999, and financing and leasing assets increased $624.9 million (2.6%) to $24.3 billion, as presented in the following table.

--------------------------------------------------------------------------------

                                                           At March 31,     At December 31,            Change
                                                              1999               1998            Amount      Percent
                                                           -----------      ---------------      ------      -------
                                                                        (Dollar Amounts in Millions)

Equipment Financing:
  Finance receivables                                       $   8,456.4     $  8,497.6          $ (41.2)      (0.5%)
  Operating lease equipment, net                                  862.9          765.1             97.8       12.8
                                                            -----------     ----------          -------       ----
    Total                                                       9,319.3        9,262.7             56.6        0.6
                                                            -----------     ----------          -------       ----
Capital Finance:
  Finance receivables                                           1,603.3        1,655.4            (52.1)      (3.1)
  Operating lease equipment, net (1)                            2,289.5        1,982.0            307.5       15.5
                                                            -----------     ----------          -------       ----
                                                                3,892.8        3,637.4            255.4        7.0
  Liquidating portfolio(1) (2)                                    428.1          466.9            (38.8)      (8.3)
                                                            -----------     ----------          -------       ----
    Total                                                       4,320.9        4,104.3            216.6        5.3
                                                            -----------     ----------          -------       ----

  Total Equipment Financing & Leasing                          13,640.2       13,367.0            273.2        2.0
                                                            -----------     ----------          -------       ----

Commercial Services                                             2,863.5        2,481.8            381.7       15.4
Business Credit                                                 1,609.6        1,477.9            131.7        8.9
Credit Finance                                                    993.3        1,036.5            (43.2)      (4.2)
                                                            -----------     ----------          -------       ----
  Total Commercial Finance                                      5,466.4        4,996.2            470.2        9.4
                                                            -----------     ----------          -------       ----

  Total Commercial Segments                                    19,106.6       18,363.2            743.4        4.0
                                                            -----------     ----------          -------       ----

Other - Equity Investments                                         84.6           81.9              2.7        3.3
                                                            -----------     ----------          -------       ----
Consumer Finance                                                2,342.8        2,244.4             98.4        4.4
Sales Financing                                                 2,790.3        3,009.9           (219.6)      (7.3)
                                                            -----------     ----------          -------       ----
  Total Consumer Segment                                        5,133.1        5,254.3           (121.2)      (2.3)
                                                            -----------     ----------          -------       ----

  Total Financing and Leasing Assets                           24,324.3       23,699.4            624.9        2.6
                                                            -----------     ----------          -------       ----
Finance receivables previously securitized:
  Consumer Finance                                                554.9          607.6            (52.7)      (8.7)
  Sales Financing                                               2,225.4        1,909.3            316.1       16.6
                                                            -----------     ----------          -------       ----
      Total                                                     2,780.3        2,516.9            263.4       10.5
                                                            -----------     ----------          -------       ----
   Total Managed Assets - Consumer Segment                      7,913.4        7,771.2            142.2        1.8
                                                            -----------     ----------          -------       ----

    Total Managed Assets                                    $  27,104.6     $ 26,216.3          $ 888.3        3.4%
                                                            ===========     ==========          =======       ====

(1) Operating lease equipment, net, of $25.8 million and $27.0 million are included in the liquidating portfolios at March 31, 1999 and December 31, 1998, respectively.

(2)   Consists primarily of oceangoing maritime and project finance.

--------------------------------------------------------------------------------

Strong originations in rail and construction resulted in first quarter 1999 growth in the Equipment Financing and Leasing operating lease portfolios. The growth in the Commercial Finance segment resulted from strong 1999 new business generation and seasonal growth in factoring.

Consumer managed assets increased to $7.9 billion at March 31, 1999 from $7.8 billion at December 31, 1998, up 1.8%.

Financing and Leasing Assets Composition

Our ten largest financing and leasing asset accounts at March 31, 1999 in the aggregate accounted for 4.7% of the total financing and leasing assets, all of which are commercial accounts secured by equipment, accounts receivable or inventories.

Geographic Composition

The following table presents financing and leasing assets by customer location.
--------------------------------------------------------------------------------

                                                        At March 31,1999                At December 31, 1998
                                                 -------------------------------   -------------------------------
                                                      Amount        Percent            Amount         Percent
                                                      ------        -------            ------         -------
                                                                   (Dollar Amounts in Millions)
United States
  West                                             $ 5,675.5         23.3%            $  5,583.2       23.6%
  Northeast                                          5,254.7         21.6                5,143.9       21.7
  Midwest                                            5,091.2         20.9                4,895.3       20.7
  Southeast                                          3,522.7         14.5                3,492.3       14.7
  Southwest                                          3,155.7         13.0                2,993.3       12.6
Foreign (principally commercial aircraft)            1,624.5          6.7                1,591.4        6.7
                                                  ----------        -----             ----------       -----
  Total                                            $24,324.3        100.0%            $ 23,699.4       100.0%
                                                   =========        =====             ==========       =====

--------------------------------------------------------------------------------

Our managed asset geographic diversity does not differ significantly from our owned asset geographic diversity. Additionally, our financing and leasing asset portfolio is diversified by state. At March 31, 1999, only California (12.5%), Texas (8.9%), and New York (7.8%) accounted for more than 4.4% of financing and leasing assets.

Industry Composition

The following table presents financing and leasing assets by major industry class.

--------------------------------------------------------------------------------

                                                      At March 31, 1999                    At December 31, 1998
                                               ---------------------------------      -------------------------------
                                                   Amount         Percent                 Amount         Percent
                                                                   (Dollar Amounts in Millions)

Manufacturing(1)                               $     5,375.7       22.1%               $    5,117.0       21.6%
Home mortgage(2)                                     2,342.8        9.6                     2,244.4        9.5
Commercial airlines(3)                               2,314.6        9.5                     2,325.4        9.8
Retail                                               2,191.4        9.0                     1,882.1        7.9
Construction equipment                               2,047.3        8.4                     1,947.4        8.2
Transportation(4)                                    1,990.4        8.2                     1,777.6        7.5
Manufactured housing(5)                              1,516.6        6.2                     1,417.5        6.0
Other(6)(7)                                          6,545.5       27.0                     6,988.0       29.5
                                               -------------     ------                ------------      -----
   Total                                       $    24,324.3      100.0%               $   23,699.4      100.0%
                                               =============      =====                ============      =====

--------------------------------------------------------------------------------
(1)Includes various categories of manufacturers, including steel and metal products, textiles and apparel, printing and paper products and other industries. No individual category is greater than 4.1% of total financing and leasing assets.

(2)On a managed asset basis, home mortgage outstandings were $2.9 billion or 10.7% of managed assets at March 31, 1999 as compared with $2.9 billion or 10.9% at December 31, 1998.

(3)Commercial  airlines  were 8.5% of  managed  assets at March  31,  1999.  See
   "--Concentrations"   below  for  a  discussion  of  the  commercial   airline
   portfolio.

(4)Includes rail, bus, over-the-road trucking and business aircraft.

(5)On a managed asset basis, manufactured housing outstandings were $1.8 billion or 6.6% of managed assets at March 31, 1999 as compared to $1.7 billion or 6.5% at December 31, 1998.

(6)Includes various categories, none of which is greater than 4.1%.

(7)On a managed asset basis, recreation vehicle outstandings were $1.9 billion or 7.0% of managed assets at March 31, 1999 as compared to $1.9 billion or 7.2% at December 31, 1998. On a managed asset basis, recreational boat outstandings were $1.1 billion or 4.0% of managed assets at March 31, 1999 as compared to $1.0 billion or 4.0% of managed assets at December 31, 1998.

--------------------------------------------------------------------------------

Concentrations

Commercial Airline Industry

Commercial airline financing and leasing assets totaled $2.3 billion (9.5% of total financing and leasing assets) at March 31, 1999, unchanged from $2.3 billion (9.8%) at December 31, 1998. These financing and leasing assets relate to commercial aircraft and ancillary equipment. Over the past few years, we have been growing this portfolio, and more recently we decided to expand our product offerings to include newly manufactured commercial aircraft. Early in the second quarter of 1999, we entered into an agreement with Airbus Industries to purchase 30 aircraft, with options to acquire additional units. Deliveries of these new aircraft are scheduled to take place over a five year period starting in the fourth quarter of 2000.

The following table presents information about the commercial airline industry portfolio. See also "Operating Lease Equipment".

--------------------------------------------------------------------------------
                                       At March 31, 1999    At December 31, 1998
                                       -----------------    --------------------
Finance Receivables                             (Dollar Amounts in Millions)
  Amount outstanding(1)                  $ 1,208.0               $ 1,230.7
  Number of obligors                          50                      54
Operating Lease Equipment, net
  Net carrying value                     $ 1,106.6               $ 1,094.7
  Number of obligors                          36                      33

Total                                    $ 2,314.6               $ 2,325.4
Number of obligors(2)                         69                      65
Number of aircraft(3)                        197                     206

(1) Includes accrued rents on operating leases that are classified as finance receivables in the Consolidated Balance Sheets.

(2) Certain obligors are obligors under both finance receivable and operating lease transactions.

(3) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules that phase out the use of Stage II aircraft in the United States by the year 2000. Similar restrictions in Europe phase out the use of Stage II aircraft by the year 2001. At March 31, 1999, the portfolio consisted of Stage III aircraft of $2,246.0 million (97.0%) and Stage II aircraft of $50.8 million (2.2%), versus Stage III aircraft of $2,246.0 million (96.6%) and Stage II aircraft of $55.9 million (2.4%) at year-end 1998.
      --------------------------------------------------------------------------

We continue to reduce our Stage II commercial aircraft exposure and increase our Stage III exposure because FAA rules phase out the use of Stage II aircraft by the year 2000 in the United States. At March 31, 1999, Stage II aircraft totaled 2.2% of our commercial aircraft portfolio, divided equally between aircraft on operating lease and collateral for full pay out debt obligations.

Foreign Outstandings

We are primarily a domestic lender, with foreign exposures limited mainly to the commercial airline industry. Financing and leasing assets to foreign obligors are U.S. dollar denominated and totaled $1.6 billion at both March 31, 1999 and December 31, 1998. The largest exposures at March 31, 1999 were to obligors in Belgium, $141.8 million (0.58% of financing and leasing assets), France, $133.9 million (0.55%), Canada, $117.1 million (0.48%), Ireland, $103.0 million (0.42%), Mexico, $102.3 million (0.42%) and Brazil, $96.8 million (0.40%). The remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than $90 million.

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

HLTs that we originated and in which we participated totaled $577.2 million (2.4% of financing and leasing assets) at March 31, 1999 as compared to $561.1 million (2.4%) at December 31, 1998. The increase in HLT outstandings during the first quarter of 1999 was due to new originations. Our HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flows from operations. Unfunded commitments to lend in secured HLT situations were $343.1 million at March 31, 1999, compared with $287.6 million at year-end 1998.

LIQUIDITY

We manage liquidity risk by monitoring the relative maturities of assets and liabilities and by borrowing funds, primarily in the U.S. money and capital markets. We use such cash to fund asset growth (including the bulk purchase of finance receivables and the acquisition of other finance-related businesses) and to meet debt obligations and other commitments on a timely and cost-effective basis. The primary sources of funding are commercial paper borrowings, medium-term notes, and other term debt securities, supplemented by asset-backed securitizations.

During the first three months of 1999, commercial paper outstanding decreased by $334.8 million from $6.1 billion at December 31, 1998 to $5.8 billion at March 31, 1999. During this period, we issued $1.4 billion of variable rate term debt and $0.9 billion of fixed rate term debt. Repayments of debt totaled $1.6 billion for the first quarter of 1999. At March 31, 1999, $7.6 billion of registered, but unissued, debt securities remained available under shelf registration statements, including $2.0 billion of European Medium-Term Notes.

At March 31, 1999, commercial paper borrowings were supported by $5.0 billion of committed revolving credit-line facilities, representing 85.5% of operating commercial paper outstanding (commercial paper outstanding less short-term interest-bearing deposits).

As part of our continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, $470.5 million of recreational boat finance receivables were securitized during the first quarter of 1999. At March 31, 1999, $1.8 billion of registered, but unissued, securities were available under shelf registration statements relating to our asset-backed securitization program.

CAPITALIZATION

The following table presents information regarding our capital structure.

--------------------------------------------------------------------------------

                                                                             At March 31,        At December 31,
                                                                                1999                  1998
                                                                             ------------        ---------------
                                                                                 (Dollar Amounts in Millions)
Commercial paper                                                             $  5,809.3             $   6,144.1
Term debt                                                                      13,156.8                12,507.3
                                                                             ----------             -----------
   Total debt                                                                  18,966.1                18,651.4
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely debentures
 of the Company                                                                   250.0                   250.0
Stockholders' equity                                                            2,773.7                 2,701.6
                                                                             ----------             -----------
   Total capitalization                                                      $ 21,989.8             $  21,603.0
                                                                             ==========             ===========
Total debt to stockholders' equity and Company-
 obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely debentures of the Company                        6.27x                   6.32x
Total debt and Company-obligated mandatorily
 redeemable preferred securities of subsidiary trust holding
 solely debentures of the Company to stockholders' equity                         6.93x                   7.00x

--------------------------------------------------------------------------------

We believe we are well capitalized and that our capital structure is adequate to support current operations and anticipated growth.

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

We continue to address the Year 2000 issue as it relates to our systems and business. We have developed a comprehensive Year 2000 project to remediate our information technology ("IT") systems and to address Year 2000 issues in our non-IT systems. The process of remediation includes the following phases:


      o     Planning

      o     Assessing

      o     Designing (as necessary)

      o     Programming (as necessary)

      o     Testing and validation

We have categorized our IT systems as high, medium or low priority with respect to our ability to conduct business. As of March 31, 1999, we had successfully completed:

      o the planning, assessing and designing phases for all of our IT systems

      o the programming phase for all of our high and medium priority IT systems and 97% of all our IT systems

      o the testing and validation phase for 99% of our high and medium priority IT systems and 95% of all our IT systems.

We estimate that, at March 31, 1999, our Year 2000 project was approximately 99% completed for our high and medium priority IT systems and 95% completed with respect to all our IT systems. Our Year 2000 project is substantially completed.

A majority of the software used in our IT systems is provided by outside vendors. As of March 31, 1999 for our high and medium priority systems, all of our vendor provided software or software upgrades have been designated by the software vendors as Year 2000 compliant.

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

Since 1997, we have been actively communicating with third parties concerning the status of their Year 2000 readiness by, among other things, sending written Year 2000 inquiries. These third parties include our borrowers, obligors, banks, investment banks, investors, vendors, manufacturers, landlords and suppliers of telecommunication services and other utilities. As part of the process of evaluating our options and attempting to mitigate third party risks, we continue to collect and analyze information from third parties. It is difficult to predict the effect of any such third party non-readiness on our business.

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

The total cost of our Year 2000 project is expected to be approximately $7 million, of which approximately $5.9 million has been incurred through March 31, 1999. This amount includes the costs of additional hardware, software and technology consultants, as well as the cost of our systems professionals dedicated to achieving Year 2000 compliance for IT systems. We have included the cost of the Year 2000 project in our annual budgets for information technology. We have postponed some non-Year 2000 IT expenditures and initiatives until after 2000 in order to concentrate resources on the Year 2000 issue. We do not expect that this will have a material adverse effect on our financial condition and results of operations.

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

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31,
                                                             -----------------
                                                              1999        1998
                                                              ----        ----
Finance income(1)                                             9.47%        9.76%

Interest expense(1)                                           4.72         4.98
                                                              ----         ----

  Net finance income                                          4.75         4.78

Fees and other income                                         1.14         1.39
                                                              ----         ----

  Operating revenue                                           5.89         6.17
                                                              ----         ----

Salaries and general operating expenses                       1.93         2.14

Provision for credit losses                                   0.39         0.47

Depreciation on operating lease equipment                     0.99         0.80

Minority interest in subsidiary trust holding solely
 debentures of the Company                                    0.08         0.10
                                                              ----         ----

  Operating expenses                                          3.39         3.51
                                                              ----         ----

Income before provision for income taxes                      2.50         2.66

Provision for income taxes                                    0.87         0.95
                                                              ----         ----

  Net income                                                  1.63%        1.71%
                                                              ====         ====

Average earning assets (in millions)                      $22,603.8    $19,083.3
                                                          =========    =========

(1) Excludes interest income and interest expense relating to short-term interest-bearing deposits.
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.
         (b) Exhibit 27 - Financial Data Schedule.
         (c) A Form 8-K report dated January 28, 1999 was filed with the Commission reporting the Company's announcement of financial results for the year ended December 31, 1999.

             A Form 8-K report dated February 22, 1999 was filed with the Commission setting forth a form T-1 Statement of Eligibility for Harris Trust and Savings Bank, as trustee for CIT Marine Trust 1999-A.

             A Form 8-K report dated March 8, 1999 was filed with the Commission reporting the Company's announcement of an agreement to acquire Newcourt Credit Group Inc. and filing a copy of the Agreement and Plan of Reorganization, dated as of March 7, 1999, and certain information presented to analysts.

             A Form 8-K report dated March 22, 1999 was filed with the Commission containing pro forma financial statements prepared by the Company reflecting the pending acquisition of Newcourt Credit Group Inc.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             The CIT Group, Inc.
                                             -------------------
                                             (Registrant)

                                             BY /s/ J. M. Leone
                                                ---------------
                                                J. M. Leone
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (duly authorized and principal
                                                accounting officer)

DATE: May 14, 1999