Form 10-Q
period 1999-06-30
CIT GROUP INC
filed 1999-08-11
CIK 20388

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

                  For the quarterly period ended JUNE 30, 1999
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

                             Commission File Number
                                     1-1861
                                   ----------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 1999: Class A Common Stock - 161,604,093 shares.

================================================================================

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


     TABLE OF CONTENTS                                                     PAGE
                                                                           ----

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
        Consolidated Balance Sheets - June 30, 1999 and
          December 31, 1998.                                                2
        Consolidated Income Statements for the three and six month
          periods ended June 30, 1999 and 1998.                             3
        Consolidated Statements of Changes in Stockholders' Equity for
          the six month periods ended June 30, 1999 and 1998.               4
        Consolidated Statements of Cash Flows for the six month
          periods ended June 30, 1999 and 1998.                             5
        Notes to Condensed Consolidated Financial Statements.               6-7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8-28

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    29

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

                          PART I. FINANCIAL INFORMATION

      Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1998 Annual Report on Form 10-K and the March 31, 1999 quarterly report on Form 10-Q for The CIT Group, Inc. ("we", "our", "us", "CIT", or the "Company").

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)

                                                                  June 30,    December 31,
Assets                                                              1999          1998
------                                                           ---------    ------------
                                                                (unaudited)
Financing and leasing assets
Loans
  Commercial                                                     $12,482.2    $11,415.5
  Consumer                                                         4,176.4      4,266.9
Lease receivables                                                  4,239.0      4,173.6
                                                                 ---------    ---------
  Finance receivables                                             20,897.6     19,856.0
Reserve for credit losses                                           (276.8)      (263.7)
                                                                 ---------    ---------
  Net finance receivables                                         20,620.8     19,592.3
Operating lease equipment, net                                     3,433.2      2,774.1
Consumer finance receivables held for sale                           864.4        987.4
Cash and cash equivalents                                             92.9         73.6
Other assets                                                       1,133.0        875.7
                                                                 ---------    ---------
 Total assets                                                    $26,144.3    $24,303.1
                                                                 =========    =========

Liabilities and Stockholders' Equity
------------------------------------
Debt
Commercial paper                                                 $ 5,674.3    $ 6,144.1
Variable rate senior notes                                         5,349.7      4,275.0
Fixed rate senior notes                                            8,611.3      8,032.3
Subordinated fixed rate notes                                        200.0        200.0
                                                                 ---------    ---------
  Total debt                                                      19,835.3     18,651.4
Credit balances of factoring clients                               1,761.6      1,302.1
Accrued liabilities and payables                                     675.9        694.3
Deferred federal income taxes                                        775.1        703.7
                                                                 ---------    ---------
  Total liabilities                                               23,047.9     21,351.5
Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust holding
 solely debentures of the Company                                    250.0        250.0
Stockholders' equity
Class A Common Stock, par value $0.01 per share;
 Authorized: 700,000,000 shares
 Issued: 163,186,543 shares in 1999 and 163,144,879
    shares in 1998
 Outstanding: 161,712,782 shares in 1999 and
    162,176,949 shares in 1998                                         1.7          1.7
Paid-in capital                                                      957.2        952.5
Retained earnings                                                  1,928.5      1,772.8
Treasury stock at cost (1,473,761 shares in 1999 and 967,930
   shares in 1998; Class A Common Stock)                             (41.0)       (25.4)
                                                                 ---------    ---------
Total stockholders' equity                                         2,846.4      2,701.6
                                                                 ---------    ---------
 Total liabilities and stockholders' equity                      $26,144.3    $24,303.1
                                                                 =========    =========


See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
               (Amounts in Millions, except Net Income per Share)


                                                 For the Quarter       For the Six Months
                                                  Ended June 30,         Ended June 30,
                                                 ------------------   -------------------
                                                 1999        1998        1999       1998
                                                 ----        ----        ----       ----
                                                      (unaudited)         (unaudited)
Finance income                                    $ 554.4   $ 498.2   $ 1,095.9   $ 970.8
Interest expense                                    280.8     257.8       554.1     502.4
                                                  -------   -------   ---------   -------
  Net finance income                                273.6     240.4       541.8     468.4

Fees and other income                                74.8      60.7       139.5     127.1
                                                  -------   -------   ---------   -------
  Operating revenue                                 348.4     301.1       681.3     595.5
                                                  -------   -------   ---------   -------

Salaries and general operating expenses             113.0     104.0       222.0     205.7
Provision for credit losses                          23.8      21.9        45.7      44.4
Depreciation on operating lease equipment            59.2      40.4       115.3      78.7
Minority interest in subsidiary trust holding
 solely debentures of the Company                     4.8       4.8         9.6       9.6
                                                  -------   -------   ---------   -------
  Operating expenses                                200.8     171.1       392.6     338.4
                                                  -------   -------   ---------   -------

Income before provision for income taxes            147.6     130.0       288.7     257.1
Provision for income taxes                           51.3      46.3       100.5      91.7
                                                  -------   -------   ---------   -------
Net income                                        $  96.3   $  83.7   $   188.2   $ 165.4
                                                  =======   =======   =========   =======

Net income per basic share                        $  0.60   $  0.52   $    1.17  $   1.02
Net income per diluted share                      $  0.59   $  0.51   $    1.16  $   1.01

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Amounts in Millions)


                                                            Six Months Ended
                                                                June 30,
                                                     --------------------------
                                                        1999              1998
                                                     ----------      ----------
                                                              (unaudited)
Balance, January 1                                   $  2,701.6      $  2,432.9
Net income                                                188.2           165.4
Dividends declared                                        (32.4)          (16.3)
Treasury stock purchased                                  (15.6)             --
Other                                                       4.6             2.7
                                                     ----------      ----------
Balance, June 30                                     $  2,846.4      $  2,584.7
                                                     ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                           ----------------------
                                                                             1999            1998
                                                                           ---------    ---------
                                                                                 (unaudited)
CASH FLOWS FROM OPERATIONS
Net income                                                                 $   188.2    $   165.4
Adjustments to reconcile net income to net cash flows from operations:
 Provision for credit losses                                                    45.7         44.4
 Depreciation and amortization                                                 131.6         91.4
 Provision for deferred federal income taxes                                    71.4         38.4
 Gains on asset and receivable sales                                           (41.2)       (37.5)
 (Decrease) increase in accrued liabilities and payables                       (27.0)        17.8
 Increase in other assets                                                     (131.3)       (46.3)
 Other                                                                          29.3          7.8
                                                                           ---------    ---------
  Net cash flows provided by operations                                        266.7        281.4
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                                             (16,879.7)   (17,171.3)
Collections on loans                                                        15,535.0     15,986.1
Proceeds from asset and receivable sales                                     1,663.0        518.2
Purchases of assets to be leased                                              (879.2)      (362.5)
Purchase of loan portfolios                                                   (452.7)      (314.5)
Net increase in short-term factoring receivables                              (269.1)      (190.0)
Proceeds from sales of assets received in satisfaction of loans                 19.8         23.6
Purchases of investment securities                                              (9.7)       (16.1)
Other                                                                          (11.0)       (18.9)
                                                                           ---------    ---------
  Net cash flows used for investing activities                              (1,283.6)    (1,545.4)
                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable and fixed rate notes                  4,348.9      2,858.4
Repayments of variable and fixed rate notes                                 (2,695.3)    (2,110.4)
Net (decrease) increase in commercial paper                                   (469.8)       637.4
Repayments of nonrecourse leveraged lease debt                                 (99.6)       (82.5)
Proceeds from nonrecourse leveraged lease debt                                    --          6.4
Cash dividends paid                                                            (32.4)       (16.3)
Purchase of treasury stock                                                     (15.6)          --
                                                                           ---------    ---------
  Net cash flows provided by financing activities                            1,036.2      1,293.0
                                                                           ---------    ---------
Net increase in cash and cash equivalents                                       19.3         29.0
Cash and cash equivalents, beginning of period                                  73.6        140.4
                                                                           ---------    ---------
Cash and cash equivalents, end of period                                   $    92.9    $   169.4
                                                                           =========    =========

Supplemental disclosures
Interest paid                                                              $   552.5    $   501.7
Federal and state and local income taxes paid                              $    45.2    $    38.8


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


---------------------------------------------------------------------------------------------------------------------------------
                                                                 For the Three Months Ended June 30,
                                        -----------------------------------------------------------------------------------------
                                                           1999                                            1998
                                        -------------------------------------------     -----------------------------------------
                                          Income            Shares        Per Share       Income           Shares       Per Share
                                        (Numerator)      (Denominator)      Amount      (Numerator)     (Denominator)     Amount
                                        -----------      -------------    ---------     -----------     -------------   ---------
                                                                         Dollar Amounts in Millions
                                                                         (except per share amounts)
Basic EPS:
 Income available to
  common shareholders                     $  96.3         160,879,207        $ 0.60      $  83.7         162,225,000      $ 0.52
Effect of Dilutive Securities:                                               ======                                       ======
 Restricted shares                             --             966,325                         --             942,375
 Stock options                                 --             274,351                         --             487,835
                                          -------         -----------                    -------         -----------
Diluted EPS                               $  96.3         162,119,883        $ 0.59      $  83.7         163,655,210      $ 0.51
                                          =======         ===========        ======      =======         ===========      ======

                                        -----------------------------------------------------------------------------------------
                                                                 For the Six Months Ended June 30,
                                        -----------------------------------------------------------------------------------------
                                                           1999                                            1998
                                        -------------------------------------------     -----------------------------------------
                                          Income            Shares       Per Share         Income           Shares      Per Share
                                        (Numerator)      (Denominator)    Amount         (Numerator)    (Denominator)     Amount
                                        -----------      -------------   ----------      -----------    -------------   ---------
                                                                         Dollar Amounts in Millions
                                                                         (except per share amounts)
Basic EPS:
 Income available to
  common shareholders                     $ 188.2         161,021,757        $ 1.17      $ 165.4         162,225,000      $ 1.02
Effect of Dilutive Securities:                                               ======                                       ======
 Restricted shares                             --             962,684                         --             945,012
 Stock options                                 --             283,500                         --             409,684
                                          -------         -----------                    -------         -----------

Diluted EPS                               $ 188.2         162,267,941        $ 1.16      $ 165.4         163,579,696      $ 1.01
                                          =======         ===========        ======      =======         ===========      ======
--------------------------------------------------------------------------------------------------------------------------------

Note 3--Business Segment Information

The  following   table  presents   reportable   segment   information   and  the
reconciliation to the consolidated totals as of June 30, 1999 and 1998.

-------------------------------------------------------------------------------------------------------------------
                          Equipment
                          Financing      Commercial                       Total         Corporate      Consolidated
                         and Leasing      Finance       Consumer        Segments        and Other          Total
                         -----------     ----------     --------        --------        ---------      ------------
June 30, 1999                                               (Dollars in Millions)
Operating revenue         $   366.1      $  191.1       $  120.3         $ 677.5         $  3.8         $    681.3
Net income                    119.0          66.0           27.8           212.8          (24.6)             188.2
Total managed assets       14,170.4       5,984.0        8,149.4        28,303.8           91.7           28,395.5


June 30, 1998
Operating revenue             299.3         166.7          105.8           571.8           23.7              595.5
Net income                     96.7          59.4           21.6           177.7          (12.3)             165.4
Total managed assets       12,014.6       4,709.3        7,120.5        23,844.4           75.5           23,919.9
-------------------------------------------------------------------------------------------------------------------

Note 4--Pending Acquisition

On August 5, 1999 we announced that we had reached a new agreement with Newcourt Credit Group Inc. ("Newcourt") under which CIT will acquire Newcourt in an exchange of .70 share of CIT stock for each outstanding common share of Newcourt. This agreement amends and restates the original acquisition agreement dated March 7, 1999.

The acquisition, which has been approved by the Boards of Directors of both companies, is expected to close during the fourth quarter of 1999. Completion of this transaction is conditioned upon, among other things, customary regulatory and shareholder approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income for the second quarter ended June 30, 1999 and 1998 totaled $96.3 million and $83.7 million, respectively. Six month net income totaled $188.2 million and $165.4 million for 1999 and 1998, respectively. Earnings per diluted share for the second quarter of 1999 increased 15.7% to $0.59 from $0.51 in 1998. Six month earnings per diluted share increased 14.9% to $1.16 from $1.01. The strong 1999 earnings were driven by higher portfolio growth, notably a very strong year over year increase in commercial financing and leasing assets, continued high credit quality, and further improvements in operating efficiency.

Return on equity for the second quarter of 1999 was 13.7% compared to 13.2% for the same period in 1998, and 13.6% for the first six months of 1999, improved from 13.2% for the same period in 1998. Return on average earning assets ("AEA") for the second quarter of 1999 was 1.66% compared to 1.67% for the second quarter of 1998. Return on AEA for the six months ended June 30, 1999 was 1.64% compared with 1.69% for the same period in 1998.

Managed assets, comprised of financing and leasing assets and consumer finance receivables previously securitized that we continue to manage, totaled a record $28.4 billion at June 30, 1999, an increase of 18.7% from $23.9 billion at June 30, 1998 and up 8.3% from $26.2 billion at December 31, 1998. Financing and leasing assets increased 17.7% to $25.3 billion at June 30, 1999 from $21.5 billion at June 30, 1998, and increased 6.7% from $23.7 billion at December 31, 1998.

NET FINANCE INCOME

A comparison of 1999 and 1998 net finance income is set forth below.

---------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended
                                           --------------------------------------------------------------------
                                                       June 30,                               Increase
                                           ------------------------------           ---------------------------
                                              1999                1998                Amount            Percent
                                           ----------          ----------           ---------           -------
                                                                      (Dollar Amounts in Millions)
Finance income                             $    554.4          $    498.2           $    56.2             11.3%
Interest expense                                280.8               257.8                23.0              8.9%
                                           ----------          ----------           ---------           -------
Net finance income                         $    273.6          $    240.4           $    33.2             13.8%
                                           ==========          ==========           =========           =======
AEA                                        $ 23,166.2          $ 20,086.0           $ 3,080.2             15.3%
                                           ==========          ==========           =========           =======
Net finance income as a % of AEA                4.72%               4.79%
                                           ==========          ==========


                                                                      Six Months Ended
                                           --------------------------------------------------------------------
                                                       June 30,                               Increase
                                           ------------------------------           ---------------------------
                                              1999                1998                Amount            Percent
                                           ----------          ----------           ---------           -------
                                                                      (Dollar Amounts in Millions)
Finance income                             $  1,095.9          $    970.8           $   125.1             12.9%
Interest expense                                554.1               502.4                51.7             10.3%
                                           ----------          ----------           ---------           -------
Net finance income                         $    541.8          $    468.4           $    73.4             15.7%
                                           ==========          ==========           =========           =======
AEA                                        $ 22,905.3          $ 19,578.9           $ 3,326.4             17.0%
                                           ==========          ==========           =========           =======
Net finance income as a % of AEA                4.73%               4.79%
                                           ==========          ==========
---------------------------------------------------------------------------------------------------------------

Finance income for the three months ended June 30, 1999 increased $56.2 million or 11.3% from the comparable 1998 period. Finance income for the six month period ended June 30, 1999 increased $125.1 million or 12.9% from the same period in 1998. As a percentage of AEA, finance income (excluding interest income relating to short-term interest-bearing deposits) was 9.45% for both the quarter and six months ended June 30, 1999 compared to 9.78% for the same periods in 1998. The decline in yield was primarily due to lower prevailing market interest rates on average during 1999.

Interest expense for the three months ended June 30, 1999 increased $23.0 million or 8.9% from the comparable 1998 period, and for the six month period ended June 30, 1999 increased $51.7 million or 10.3% from the same period in 1998. As a percentage of AEA, interest expense (excluding interest expense relating to short-term interest-bearing deposits and dividends related to the Company's preferred capital securities) for the second quarter of 1999 decreased to 4.73% from 4.99%, and to 4.72% from 4.99% for the six month period ended June 30, 1999 and 1998, respectively. The decline from the comparable period of 1998 reflects lower market rates.

We seek to mitigate interest rate risk by matching the repricing characteristics of our assets with our liabilities. This strategy is, in part, accomplished through the use of interest rate swaps. A comparative analysis of the weighted average principal outstanding and interest rates paid on our debt for the three and six month periods ended June 30, 1999 and 1998, before and after giving effect to interest rate swaps, is shown in the following table.

----------------------------------------------------------------------------------------------------------
                                                             Three Months Ended June 30, 1999
                                                ----------------------------------------------------------
                                                        Before Swaps                   After Swaps
                                                ------------------------         -------------------------
                                                                (Dollar Amounts in Millions)
Commercial paper and variable rate senior
   notes                                        $ 10,860.1          4.93%        $  8,475.0          4.92%
Fixed rate senior and subordinated notes           8,844.0          6.18%          11,229.1          6.25%
                                                ----------                       ----------
Composite interest rate paid                    $ 19,704.1          5.49%        $ 19,704.1          5.68%
                                                ==========                       ==========

                                                             Three Months Ended June 30, 1998
                                                ----------------------------------------------------------
                                                        Before Swaps                   After Swaps
                                                ------------------------         -------------------------
                                                                (Dollar Amounts in Millions)
Commercial paper and variable rate senior
   notes                                        $  9,542.9          5.61%        $  6,879.1          5.55%
Fixed rate senior and subordinated notes           7,057.0          6.34%           9,720.8          6.42%
                                                ----------                       ----------
Composite interest rate paid                    $ 16,599.9          5.92%        $ 16,599.9          6.06%
                                                ==========                       ==========
----------------------------------------------------------------------------------------------------------

                                                             Six Months Ended June 30, 1999
                                                ----------------------------------------------------------

                                                        Before Swaps                   After Swaps
                                                ------------------------         -------------------------
                                                                (Dollar Amounts in Millions)
Commercial paper and variable rate senior
   notes                                        $ 10,767.0          4.97%        $  8,406.4          4.94%
Fixed rate senior and subordinated notes           8,670.4          6.19%          11,031.0          6.26%
                                                ----------                       ----------
Composite interest rate paid                    $ 19,437.4          5.51%        $ 19,437.4          5.69%
                                                ==========                       ==========


                                                             Six Months Ended June 30, 1998
                                                ----------------------------------------------------------

                                                        Before Swaps                   After Swaps
                                                ------------------------         -------------------------
                                                                (Dollar Amounts in Millions)
Commercial paper and variable rate senior
   notes                                         $ 8,781.6          5.63%         $ 6,215.0          5.57%
Fixed rate senior and subordinated notes           7,056.7          6.37%           9,623.3          6.45%
                                                ----------                       ----------
Composite interest rate paid                    $ 15,838.3          5.96%        $ 15,838.3          6.11%
                                                ==========                       ==========
----------------------------------------------------------------------------------------------------------

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

FEES AND OTHER INCOME

For the three months ended June 30, 1999, fees and other income totaled $74.8 million, compared to $60.7 million for the second quarter of 1998. For the six months ended June 30, 1999 and 1998, fees and other income totaled $139.5 million and $127.1 million, respectively. Strong growth in factoring fees resulted from a factoring acquisition. Additionally, increased lending fees in our commercial finance and equipment financing businesses, and gains on sales of leasing equipment, were partially offset by lower gains on venture capital investments. The following table sets forth the components of fees and other income.

-----------------------------------------------------------------------------------------------------------
                                                       Three Months Ended               Six Months Ended
                                                           June 30,                         June 30,
                                                    -----------------------         -----------------------
                                                      1999           1998             1999            1998
                                                    --------       --------         -------         -------
                                                                  (Dollar Amounts in Millions)
Factoring commissions                               $ 29.0          $ 22.6          $  53.0         $  45.6
Fees and other income                                 20.4            22.1             51.3            44.2
Gains on sales of leasing equipment                   20.7             8.9             29.9            23.7
Gains on securitizations                               4.7             5.2              5.3             5.2
Gains on sales of venture capital investments           --             1.9               --             8.4
                                                    ------         -------          -------         -------

                                                    $ 74.8          $ 60.7          $ 139.5         $ 127.1
                                                    ======         =======          =======         =======
-----------------------------------------------------------------------------------------------------------

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and general operating expenses increased by $9.0 million or 8.7% to $113.0 million in the second quarter of 1999 from $104.0 million in the comparable 1998 period. For the six month period ended June 30, 1999, salaries and general operating expenses increased $16.3 million or 7.9% to $222.0 million from $205.7 million for the same period in 1998. The increase in expenses reflects a factoring acquisition and continued portfolio growth and product expansion in the commercial financing and leasing businesses, incremental costs relating to the restructuring of our sales finance business, and normal expense increases.

Management monitors productivity via the efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA"). These ratios are set forth in the following table.

---------------------------------------------------------------------------------------------
                                               Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                              ---------------------     ---------------------
                                              1999            1998      1999            1998
                                              ----            ----      ----            ----
Efficiency ratio                              39.7%           40.6%     39.9%           40.6%

Salaries and general operating
   expenses as a percentage of AMA            1.74%           1.86%     1.73%           1.88%
---------------------------------------------------------------------------------------------

The improvement in the ratios reflects the success of continuing productivity initiatives and our ability to leverage our existing operating structure and investment technology.

RESERVE AND PROVISION FOR CREDIT LOSSES/CREDIT QUALITY

The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience and levels of past due loans and nonperforming assets. The reserve increased by $13.1 million to $276.8 million (1.32% of finance receivables) at June 30, 1999 from $263.7 million (1.33%) at December 31, 1998 principally as a result of portfolio growth. A measure of reserve adequacy and strength used by us and in our industry is the ratio of the balance sheet reserve for credit losses to trailing twelve-month net credit losses. This ratio, 3.27 times at June 30, 1999, was relatively unchanged from 3.35 times at December 31, 1998. The relationship of the reserve for credit losses to nonaccrual finance receivables was 133.1% at June 30, 1999 compared to 124.7% at December 31, 1998.

The provision for credit losses for the second quarter of 1999 was $23.8 million, up from $21.9 million in the second quarter of 1998 and the six month total of $45.7 million was up from $44.4 million for the six months ended June 30, 1998.

For the quarter ended June 30, 1999, net credit losses were $21.4 million (0.41% of average finance receivables) as compared to $16.4 million (0.36%) for the same period last year. Net credit losses for the six months ended June 30, 1999 were $42.2 million (0.41%) compared to $36.4 million (0.41%) for the same period of 1998.

The following table sets forth net credit losses as a percentage of average finance receivables (annualized), excluding consumer finance receivables held for sale.

---------------------------------------------------------------------------------------------------------
                                                     Three Months Ended               Six Months Ended
                                                          June 30,                         June 30,
                                                    --------------------              ------------------
                                                     1999          1998               1999         1998
                                                    -----         -----               -----         ----
Equipment Financing and Leasing                     0.15%         0.25 %              0.13%         0.28%
Commercial Finance                                  0.38%        (0.03)%              0.40%         0.07%
                                                    -----         ------              -----         -----
    Total Commercial Segments                       0.23%         0.19 %              0.22%         0.23%
Consumer Segment                                    1.14%         1.12 %              1.16%         1.15%
                                                    -----         ------              -----         -----
    Total                                           0.41%         0.36 %              0.41%         0.41%
                                                    =====         ======              =====         =====
------------------------------------------------------------------------------------------------------------

Second quarter commercial net credit losses were 0.23% in 1999 compared to 0.19% in 1998, and consumer net credit losses were at 1.14% in 1999 compared to 1.12% in 1998. Overall, Equipment Financing and Leasing net credit losses declined on continued good credit quality.

The increases in Commercial Finance net credit losses for both periods were primarily due to large recoveries in 1998.

As a percentage of average consumer managed finance receivables, consumer net credit losses were 1.03% during the second quarter of 1999 compared to 0.91% for the same period in 1998, and for the six months ended June 30, 1999 and 1998, 1.00% and 0.91%, respectively.

PAST DUE AND NONPERFORMING ASSETS

The following table sets forth certain information concerning past due and total nonperforming assets (and the related percentages of finance receivables) at June 30, 1999 and December 31, 1998.

---------------------------------------------------------------------------------------------------------------------
                                                                 At June 30, 1999               At December 31, 1998
                                                            ------------------------         ------------------------
                                                                           (Dollar Amounts in Millions)
Finance receivables, past due 60 days or more:
Equipment Financing and Leasing                             $ 148.3            1.38%         $ 149.9            1.41%
Commercial Finance                                             42.9            0.72%            32.1            0.64%
                                                            -------            ----          -------            ----
    Total Commercial Segments                                 191.2            1.14%           182.0            1.17%
                                                            -------            ----          -------            ----
Consumer Segment                                              152.1            3.64%           166.0            3.89%
                                                            -------            ----          -------            ----
    Total                                                   $ 343.3            1.64%         $ 348.0            1.75%
                                                            =======            ====          =======            ====

Total nonperforming assets:

Equipment Financing and Leasing                             $ 122.0            1.14%         $ 135.2            1.27%
Commercial Finance                                             17.7            0.30%            14.5            0.29%
                                                            -------            ----          -------            ----
    Total Commercial Segments                                 139.7            0.84%           149.7            0.96%
                                                            -------            ----          -------            ----
Consumer Segment                                              127.8            3.06%           129.0            3.02%
                                                            -------            ----          -------            ----
    Total                                                   $ 267.5            1.28%         $ 278.7            1.40%
                                                            =======            ====          =======            ====
---------------------------------------------------------------------------------------------------------------------

Nonperforming assets reflect both finance receivables on nonaccrual status and assets received in satisfaction of loans.

From time to time, financial or operational difficulties may adversely affect future payments relating to certain operating lease equipment. Such operating lease equipment is not included in the totals for past due and nonperforming assets. At June 30, 1999, operations at an oil refinery were subject to such difficulties. The aggregate carrying value of this asset was approximately $21.6 million. We do not believe these difficulties will have a material adverse effect on our consolidated financial position or results of operations.

OPERATING LEASE EQUIPMENT

The operating lease equipment portfolio was $3.4 billion at June 30, 1999, up 23.8% from December 31, 1998 and up 59.9% from June 30, 1998, driven primarily by growth in rail transport, commercial aircraft equipment, and construction. Depreciation for the quarter ended June 30, 1999 was $59.2 million, up from $40.4 million for the same period in 1998, and for the six months ended June 30, 1999, depreciation was $115.3 million up from $78.7 million in the same period in 1998 due to growth in the portfolio.

INCOME TAXES

The effective income tax rates for the second quarters of 1999 and 1998 were 34.7% and 35.6%, and for the six month periods ended June 30, 1999 and 1998 were 34.8% and 35.7%, respectively. The decrease in the 1999 effective tax rate was primarily the result of lower state and local income taxes.

FINANCING AND LEASING ASSETS

Managed assets grew $2,179.2 million (8.3%) to $28.4 billion during the first six months of 1999, and financing and leasing assets increased $1,587.5 million (6.7%) to $25.3 billion, as presented in the following table.

                                                        At June 30,     At December 31,              Change
                                                           1999              1998              Amount        Percent
                                                        -----------     --------------      -----------      -------
                                                                           (Dollar Amounts in Millions)
Equipment Financing:
  Finance receivables                                   $  8,787.4        $  8,497.6        $   289.8           3.4%
  Operating lease equipment, net                             822.0             765.1             56.9           7.4
                                                        ----------        ----------        ---------          ----
    Total                                                  9,609.4           9,262.7            346.7           3.7
                                                        ----------        ----------        ---------          ----
Capital Finance:
  Finance receivables                                      1,632.3           1,655.4            (23.1)         (1.4)
  Operating lease equipment, net(1)                        2,589.6           1,982.0            607.6          30.7
                                                        ----------        ----------        ---------          ----
                                                           4,221.9           3,637.4            584.5          16.1
  Liquidating portfolio(1)(2)                                339.1             466.9           (127.8)        (27.4)
                                                        ----------        ----------        ---------          ----
    Total                                                  4,561.0           4,104.3            456.7          11.1
                                                        ----------        ----------        ---------          ----

  Total Equipment Financing & Leasing                     14,170.4          13,367.0            803.4           6.0
                                                        ----------        ----------        ---------          ----
Commercial Services                                        3,215.0           2,481.8            733.2          29.5
Business Credit                                            1,674.1           1,477.9            196.2          13.3
Credit Finance                                             1,094.9           1,036.5             58.4           5.6
                                                        ----------        ----------        ---------          ----
  Total Commercial Finance                                 5,984.0           4,996.2            987.8          19.8
                                                        ----------        ----------        ---------          ----

  Total Commercial Segments                               20,154.4          18,363.2          1,791.2           9.8
                                                        ----------        ----------        ---------          ----
Other - Equity Investments                                    91.7              81.9              9.8          12.0
                                                        ----------        ----------        ---------          ----

Consumer Finance                                           2,432.4           2,244.4            188.0           8.4
Sales Financing                                            2,608.4           3,009.9           (401.5)        (13.3)
                                                        ----------        ----------        ---------          ----
  Total Consumer Segment                                   5,040.8           5,254.3           (213.5)         (4.1)
                                                        ----------        ----------        ---------          ----

  Total Financing and Leasing Assets                      25,286.9          23,699.4          1,587.5           6.7
                                                        ----------        ----------        ---------          ----
Finance receivables previously securitized:
  Consumer Finance                                           502.1             607.6           (105.5)        (17.4)
  Sales Financing                                          2,606.5           1,909.3            697.2          36.5
                                                        ----------        ----------        ---------          ----
      Total                                                3,108.6           2,516.9            591.7          23.5
                                                        ----------        ----------        ---------          ----

     Total Managed Assets - Consumer Segment               8,149.4           7,771.2            378.2           4.9
                                                        ----------        ----------        ---------          ----

    Total Managed Assets                                $ 28,395.5        $ 26,216.3        $ 2,179.2           8.3%
                                                        ==========        ==========        =========          ====

(1)Operating lease equipment, net, of $21.6 million and $27.0 million are included in the liquidating portfolios at June 30, 1999 and December 31, 1998, respectively.

(2)Consists primarily of oceangoing maritime and project finance.

Strong originations in rail, commercial aircraft equipment, and construction resulted in 1999 growth in the Equipment Financing and Leasing operating lease portfolios. The growth in the Commercial Finance segment resulted from solid 1999 new business generation, reduced liquidations and a factoring acquisition.

Consumer managed assets increased to $8.1 billion at June 30, 1999 from $7.8 billion at December 31, 1998, up 4.9%.

Financing and Leasing Assets Composition

Our ten largest financing and leasing asset accounts at June 30, 1999 in the aggregate accounted for 5.0% of the total financing and leasing assets, all of which are commercial accounts secured by equipment, accounts receivable or inventories.

Geographic Composition

The following table presents financing and leasing assets by customer location.

---------------------------------------------------------------------------------------------------------------
                                                           At June 30, 1999               At December 31, 1998
                                                  ---------------------------        --------------------------
                                                    Amount          Percent            Amount           Percent
                                                  ----------        -------          ----------         -------
                                                                (Dollar Amounts in Millions)
United States
    West                                          $  5,792.8          22.9%          $  5,583.2           23.6%
    Northeast                                        5,483.5          21.7              5,143.9           21.7
    Midwest                                          5,367.6          21.2              4,895.3           20.7
    Southeast                                        3,618.9          14.3              3,492.3           14.7
    Southwest                                        3,212.7          12.7              2,993.3           12.6
Foreign (principally commercial aircraft)            1,811.4           7.2              1,591.4            6.7
                                                  ----------         -----           ----------          -----
    Total                                         $ 25,286.9         100.0%          $ 23,699.4          100.0%
                                                  ==========         =====           ==========          =====
---------------------------------------------------------------------------------------------------------------

Our managed asset geographic diversity does not differ significantly from our owned asset geographic diversity. Additionally, our financing and leasing asset portfolio is diversified by state. At June 30, 1999, only California (12.3%), Texas (8.9%), and New York (8.0%) accounted for more than 4.8% of financing and leasing assets.

Industry Composition

The following table presents financing and leasing assets by major industry class.

-----------------------------------------------------------------------------------------------------------------------
                                                      At June 30, 1999                         At December 31, 1998
                                                ----------------------------             -----------------------------
                                                  Amount             Percent               Amount              Percent
                                                ----------          ---------            ----------           ---------
                                                                     (Dollar Amounts in Millions)
Manufacturing(1)                                 $ 5,575.9             22.1%             $  5,117.0              21.6%
Commercial airlines(2)                             2,537.9             10.0                 2,325.4               9.8
Home mortgage(3)                                   2,432.4              9.6                 2,244.4               9.5
Retail                                             2,400.2              9.5                 1,882.1               7.9
Construction equipment                             2,276.5              9.0                 1,947.4               8.2
Transportation(4)                                  2,122.8              8.4                 1,777.6               7.5
Manufactured housing(5)                            1,658.5              6.6                 1,417.5               6.0
Other(6)(7)                                        6,282.7             24.8                 6,988.0              29.5
                                                ----------            -----              ----------             -----
    Total                                       $ 25,286.9            100.0%             $ 23,699.4             100.0%
                                                ==========            =====              ==========             =====

(1)Includes various categories of manufacturers, including steel and metal products, textiles and apparel, printing and paper products and other industries. No individual category is greater than 4.1% of total financing and leasing assets.

(2)Commercial  airlines  were 8.9% of managed  assets at June 30,  1999.  See
   "--Concentrations" below for a discussion of the commercial airline portfolio.

(3)On a managed asset basis, home mortgage outstandings were $2.9 billion or 10.3% of managed assets at June 30, 1999 as compared with $2.9 billion or 10.9% at December 31, 1998.

(4)Includes rail, bus, over-the-road trucking and business aircraft.

(5)On a managed  asset basis,  manufactured  housing  outstandings  were $1.9 billion or 6.7% of managed assets at June 30, 1999 as compared to $1.7 billion or 6.5% at December 31, 1998.

(6)Includes various categories, none of which is greater than 4.3%.

(7)On a  managed  asset  basis,  recreation  vehicle  outstandings  were $1.9 billion or 6.8% of managed  assets at June 30,  1999 as  compared  to $1.9 billion  or  7.2%  at  December  31,  1998.  On  a  managed  asset  basis, recreational boat outstandings were $1.1 billion or 3.9% of managed assets at June 30, 1999 as compared to $1.0 billion or 4.0% of managed  assets at
   December 31, 1998.
----------------------------------------------------------------------------------------------------------------------

Concentrations

Commercial Airline Industry

Commercial airline financing and leasing assets totaled $2.5 billion (10.0% of total financing and leasing assets) at June 30, 1999, up from $2.3 billion (9.8%) at December 31, 1998. These financing and leasing assets relate to commercial aircraft and ancillary equipment. Over the past few years, we have been growing this portfolio, and more recently we decided to expand our product offerings to include newly manufactured commercial aircraft. During the second quarter of 1999, we entered into agreements with both Airbus Industries and the Boeing Company to purchase a total of 40 aircraft, with options to acquire additional units. Deliveries of these new aircraft are scheduled to take place over a five year period starting in the fourth quarter of 2000.

The following table presents information about the commercial airline industry portfolio. See also "Operating Lease Equipment".

--------------------------------------------------------------------------------
                              At June 30, 1999              At December 31, 1998
                              ----------------              --------------------
                                      (Dollar Amounts in Millions)

Finance Receivables
  Amount outstanding(1)            $ 1,239.9                     $ 1,230.7
  Number of obligors                    53                            54
Operating Lease Equipment, net
  Net carrying value               $ 1,298.0                     $ 1,094.7
  Number of obligors                    36                            33

Total                              $ 2,537.9                     $ 2,325.4
Number of obligors(2)                   70                            65
Number of aircraft(3)                  195                           206

(1) Includes accrued rents on operating leases that are classified as finance receivables in the Consolidated Balance Sheets.

(2) Certain obligors are obligors under both finance receivable and operating lease transactions.

(3) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level reqirement than a Stage II aircraft. The FAA has issued rules that phase out the use of Stage II aircraft in the United States by the year 2001. At June 30, 1999, the portfolio consisted of Stage III aircraft of $2,479.3 million (97.7%) and Stage II aircraft of $38.6 million (1.5%), versus Stage III aircraft of $2,246.0 million (96.6%) and Stage II aircraft of $55.9 million (2.4%) at year-end 1998.
--------------------------------------------------------------------------------

We continue to reduce our Stage II commercial aircraft exposure and increase our Stage III exposure because FAA rules phase out the use of Stage II aircraft by the year 2000 in the United States. At June 30, 1999, Stage II aircraft totaled 1.5% of our commercial aircraft portfolio, two-thirds of which are collateral for full pay out debt obligations and the remaining are aircraft on operating lease.

Foreign Outstandings

We are primarily a domestic lender, with foreign exposures limited mainly to the commercial airline industry. Financing and leasing assets to foreign obligors are U.S. dollar denominated and totaled $1.8 billion at June 30, 1999 and $1.6 billion at December 31, 1998. The largest exposures at June 30, 1999 were to obligors in England, $181.2 million (0.72% of financing and leasing assets), Belgium, $140.4 million (0.55%), France, $133.4 million (0.53%), Canada, $131.5 million (0.52%), Ireland, $101.7 million (0.40%), Brazil, $95.0 million (0.38%), and Germany, $94.4 million (0.37%). The remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than $90 million.

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

HLTs that we originated and in which we participated totaled $650.7 million (2.6% of financing and leasing assets) at June 30, 1999 as compared to $561.1 million (2.4%) at December 31, 1998. The increase in HLT outstandings during the first six months of 1999 was due to new originations. Our HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flows from operations. Unfunded commitments to lend in secured HLT situations were $338.2 million at June 30, 1999, compared with $287.6 million at year-end 1998.

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

During the first six months of 1999, commercial paper outstanding decreased by $469.8 million from $6.1 billion at December 31, 1998 to $5.7 billion at June 30, 1999. During this period, we issued $3.0 billion of variable rate term debt and $1.4 billion of fixed rate term debt. Repayments of debt totaled $2.7 billion for the first six months of 1999. At June 30, 1999, $5.5 billion of registered, but unissued, debt securities remained available under shelf registration statements, including $2.0 billion of European Medium-Term Notes.

At June 30, 1999, commercial paper borrowings were supported by $5.5 billion of committed revolving credit-line facilities, representing 96.3% of operating commercial paper outstanding (commercial paper outstanding less short-term interest-bearing deposits).

As part of our continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, $1.0 billion of recreation vehicle and recreational boat finance receivables were securitized during the first six months of 1999, including $565.5 million of recreation vehicle finance receivables in the second quarter. At June 30, 1999, $2.1 billion of registered, but unissued, securities were available under shelf registration statements relating to our asset-backed securitization program.

CAPITALIZATION

The following table presents information regarding our capital structure.

-------------------------------------------------------------------------------------------------------------
                                                                           At June 30,        At December 31,
                                                                              1999                 1998
                                                                          ------------        ---------------
                                                                              (Dollar Amounts in Millions)
Commercial paper                                                          $   5,674.3           $   6,144.1
Term debt                                                                    14,161.0              12,507.3
                                                                          -----------           -----------
   Total debt                                                                19,835.3              18,651.4
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely debentures
 of the Company                                                                 250.0                 250.0
Stockholders' equity                                                          2,846.4               2,701.6
                                                                          -----------           -----------
   Total capitalization                                                   $  22,931.7           $  21,603.0
                                                                          ===========           ===========
Total debt to stockholders' equity and Company-
 obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely debentures of the Company                      6.41x                 6.32x

Total debt and Company-obligated mandatorily
 redeemable preferred securities of subsidiary trust holding
 solely debentures of the Company to stockholders' equity                       7.06x                 7.00x
-------------------------------------------------------------------------------------------------------------

We believe we are well capitalized and that our capital structure is adequate to support current operations and anticipated growth.

The Board of Directors of CIT has authorized the repurchase of up to 2 million shares of CIT's common stock to provide for the employee stock option plan, the employee share purchase plan and for other corporate purposes. The stock repurchase program is authorized to take place over the next 12 months from time to time in the open market or in privately negotiated transactions. This program is an extension to the one-year program approved in August 1998. Through June 30, 1999, CIT has purchased 1.6 million of the 2 million shares previously authorized.

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

We continue to address the Year 2000 issue as it relates to our systems and business. We have developed a comprehensive Year 2000 project to remediate our information technology ("IT") systems and to address Year 2000 issues in our non-IT systems. The process of remediation includes the following phases:

      o     Planning

      o     Assessing

      o     Designing (as necessary)

      o     Programming (as necessary)

      o     Testing and validation

We have categorized our IT systems as high, medium or low priority with respect to our ability to conduct business. As of June 30, 1999, we had successfully completed:

      o the planning, assessing and designing phases for all of our IT systems

      o the programming phase for all of our high and medium priority IT systems and 99% of all our IT systems

      o the testing and validation phase for all of our high and medium priority IT systems and 99% of all our IT systems.

We believe that, at June 30, 1999, our Year 2000 project was 100% completed for our high and medium priority IT systems and 99% completed with respect to all our IT systems. Our Year 2000 project is substantially completed.

A majority of the software used in our IT systems is provided by outside vendors. As of June 30, 1999 for our high and medium priority systems, all of our vendor provided software or software upgrades have been designated by the software vendors as Year 2000 compliant.

We continue to formulate a contingency plan for business continuation in the event of Year 2000 systems failures. This contingency plan formulation is based upon our existing disaster recovery and business continuity plans with modifications for Year 2000 risks. We expect to complete our Business Year 2000 contingency plans by August 31, 1999, and to test these contingency plans in the third quarter.

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

The total cost of our Year 2000 project is expected to be approximately $7 million, of which approximately $6.2 million has been incurred through June 30, 1999. This amount includes the costs of additional hardware, software and technology consultants, as well as the cost of our systems professionals dedicated to achieving Year 2000 compliance for IT systems. We have included the cost of the Year 2000 project in our annual budgets for information technology. We have postponed some non-Year 2000 IT expenditures and initiatives until after 2000 in order to concentrate resources on the Year 2000 issue. We do not expect that this will have a material adverse effect on our financial condition and results of operations.

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

-------------------------------------------------------------------------------------------------------------
                                                                                     Six Months Ending
                                                                                         June 30,
                                                                            ---------------------------------
                                                                               1999                    1998
                                                                            ---------               ---------
Finance income(1)                                                                9.45%                   9.78%
Interest expense(1)                                                              4.72                    4.99
                                                                            ---------               ---------
  Net finance income                                                             4.73                    4.79
Fees and other income                                                            1.22                    1.29
                                                                            ---------               ---------
  Operating revenue                                                              5.95                    6.08
                                                                            ---------               ---------
Salaries and general operating expenses                                          1.94                    2.10
Provision for credit losses                                                      0.40                    0.45
Depreciation on operating lease equipment                                        1.01                    0.80
Minority interest in subsidiary trust holding solely
 debentures of the Company                                                       0.08                    0.10
                                                                            ---------               ---------
  Operating expenses                                                             3.43                    3.45
                                                                            ---------               ---------
Income before provision for income taxes                                         2.52                    2.63
Provision for income taxes                                                       0.88                    0.94
                                                                            ---------               ---------
  Net income                                                                     1.64%                   1.69%
                                                                            =========               =========
Average earning assets (in millions)                                        $22,905.3               $19,578.9
                                                                            =========               =========
-------------------------------------------------------------------------------------------------------------

(1)Excludes interest income and interest expense relating to short-term interest-bearing deposits.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

        (b) Exhibit 27 - Financial Data Schedule.

        (c) A Form 8-K report dated April 27, 1999 was filed with the Commission reporting the Company's announcement of financial results for the quarter ended March 31, 1999 and the declaration of the Company's regular quarterly dividend.

            A Form 8-K report dated May 10, 1999 was filed with the Commission reporting certain computational materials related to CIT RV Trust 1999-A.

            A Form 8-K report dated May 17, 1999 was filed with the Commission setting forth a Form T-1 Statement of Eligibility for The Bank of New York, as trustee for CIT RV Trust 1999-A.

            A Form 8-K report dated June 14, 1999 was filed with the Commission reporting a joint press release of the Company, and Newcourt Credit Group Inc. ("Newcourt") announcing a Letter Agreement, dated June 14, 1999, amending the Agreement and Plan of Reorganization, dated as of March 7, 1999, between the Company and Newcourt and announcing that CIT and Newcourt had initiated discussions to reassess Newcourt's earnings expectations and the exchange ratio under the Agreement and Plan of Reorganization.

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


DATE: August 11, 1999