Form 10-Q
period 1999-09-30
CIT GROUP INC
filed 1999-11-09
CIK 20388

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

                For the quarterly period ended SEPTEMBER 30, 1999

                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes ___X___       No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 1999: Class A Common Stock - 161,127,581 shares.

================================================================================

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


          TABLE OF CONTENTS                                                 PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.   Condensed Financial Statements
            Consolidated Balance Sheets - September 30, 1999 and
              December 31, 1998.                                               2
            Consolidated Income Statements for the three and nine month
              periods ended September 30, 1999 and 1998.                       3
            Consolidated Statements of Changes in Stockholders' Equity for
              the nine month periods ended September 30, 1999 and 1998.        4
            Consolidated Statements of Cash Flows for the nine month
              periods ended September 30, 1999 and 1998.                       5
            Notes to Condensed Consolidated Financial Statements.            6-7

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations
  and
  Item 3.   Quantitative and Qualitative Disclosures about
              Market Risk                                                   8-27

PART II.  OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders               28

  Item 6.   Exhibits and Reports on Form 8-K                                  29


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


                          PART I. FINANCIAL INFORMATION

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1998 Annual Report on Form 10-K and the March 31, 1999 and June 30, 1999 quarterly reports on Form 10-Q for The CIT Group, Inc. ("we", "our", "us", "CIT", or the "Company").

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)

                                                                                     September 30,     December 31,
                                                                                         1999              1998
                                                                                       ---------         ---------
                                                                                      (unaudited)
Assets
Financing and leasing assets
Loans
  Commercial                                                                           $13,151.5         $11,415.5
  Consumer                                                                               4,068.8           4,266.9
Lease receivables                                                                        4,112.6           4,173.6
                                                                                       ---------         ---------
  Finance receivables                                                                   21,332.9          19,856.0
Reserve for credit losses                                                                 (283.8)           (263.7)
                                                                                       ---------         ---------
  Net finance receivables                                                               21,049.1          19,592.3
Operating lease equipment, net                                                           3,677.2           2,774.1
Consumer finance receivables held for sale                                                 737.8             987.4
Cash and cash equivalents                                                                  143.0              73.6
Other assets                                                                             1,132.3             875.7
                                                                                       ---------         ---------
 Total assets                                                                          $26,739.4         $24,303.1
                                                                                       =========         =========

Liabilities and Stockholders' Equity
Debt
Commercial paper                                                                       $ 5,472.6         $ 6,144.1
Variable rate senior notes                                                               5,758.1           4,275.0
Fixed rate senior notes                                                                  8,611.8           8,032.3
Subordinated fixed rate notes                                                              200.0             200.0
                                                                                       ---------         ---------
  Total debt                                                                            20,042.5          18,651.4
Credit balances of factoring clients                                                     1,971.9           1,302.1
Accrued liabilities and payables                                                           738.4             694.3
Deferred federal income taxes                                                              822.0             703.7
                                                                                       ---------         ---------
  Total liabilities                                                                     23,574.8          21,351.5
Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust holding
 solely debentures of the Company                                                          250.0             250.0
Stockholders' equity
Class A Common Stock, par value $0.01 per share;
 Authorized: 700,000,000 shares.
 Issued: 163,172,966 shares in 1999 and 163,144,879
    shares in 1998.
 Outstanding: 161,147,581 shares in 1999 and
    162,176,949 shares in 1998.                                                              1.7               1.7
Paid-in capital                                                                            958.2             952.5
Retained earnings                                                                        2,009.3           1,772.8
Treasury stock at cost (2,025,385 shares in 1999 and 967,930
   shares in 1998; Class A Common Stock)                                                   (54.6)            (25.4)
                                                                                       ---------         ---------
Total stockholders' equity                                                               2,914.6           2,701.6
                                                                                       ---------         ---------
 Total liabilities and stockholders' equity                                            $26,739.4         $24,303.1
                                                                                       =========         =========

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
               (Amounts in Millions, except Net Income per Share)


                                                                   For the Quarter               For the Nine Months
                                                                  Ended September 30,            Ended September 30,
                                                            -----------------------------    ------------------------------
                                                                 1999            1998           1999              1998
                                                                 ----            ----           ----              ----
                                                                     (unaudited)                      (unaudited)
Finance income                                               $   583.9        $   510.6      $ 1,679.8         $ 1,481.4
Interest expense                                                 304.1            263.8          858.2             766.2
                                                             ---------        ---------      ---------         ---------
  Net finance income                                             279.8            246.8          821.6             715.2

Fees and other income                                             81.9             69.0          221.4             196.1
                                                             ---------        ---------      ---------         ---------
  Operating revenue                                              361.7            315.8        1,043.0             911.3
                                                             ---------        ---------      ---------         ---------

Salaries and general operating expenses                          115.1            105.3          337.1             311.0
Provision for credit losses                                       32.2             30.6           77.9              75.0
Depreciation on operating lease equipment                         61.6             42.7          176.9             121.4
Minority interest in subsidiary trust holding
 solely debentures of the Company                                  4.8              4.8           14.4              14.4
                                                             ---------        ---------      ---------         ---------
  Operating expenses                                             213.7            183.4          606.3             521.8
                                                             ---------        ---------      ---------         ---------

Income before provision for income taxes                         148.0            132.4          436.7             389.5
Provision for income taxes                                        51.1             46.3          151.6             138.0
                                                             ---------        ---------      ---------         ---------
Net income                                                   $    96.9        $    86.1      $   285.1          $  251.5
                                                             =========        =========      =========         =========

Net income per basic share                                       $0.60            $0.53          $1.77             $1.55
Net income per diluted share                                     $0.60            $0.53          $1.76             $1.54


See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Amounts in Millions)


                                               Nine Months Ended
                                                 September 30,
                                      ------------------------------------
                                           1999                 1998
                                      --------------       ---------------
                                                  (unaudited)

Balance, January 1                         $2,701.6              $2,432.9
Net income                                    285.1                 251.5
Dividends declared                            (48.6)                (32.6)
Treasury stock purchased                      (29.2)                (16.2)
Other                                           5.7                   4.0
                                           --------              --------
Balance, September 30                      $2,914.6              $2,639.6
                                           ========              ========


See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                    --------------------------------
                                                                                          1999            1998
                                                                                          ----            ----
                                                                                              (unaudited)
CASH FLOWS FROM OPERATIONS
Net income                                                                            $     285.1    $     251.5
Adjustments to reconcile net income to net cash flows from operations:
 Provision for credit losses                                                                 77.9           75.0
 Depreciation and amortization                                                              202.1          140.5
 Provision for deferred federal income taxes                                                118.3           74.0
 Gains on asset and receivable sales                                                        (74.0)         (60.3)
 Increase in other assets                                                                   (67.0)         (37.3)
 Increase in accrued liabilities and payables                                                37.8           47.0
 Other                                                                                       28.6            9.3
                                                                                      -----------    -----------
  Net cash flows provided by operations                                                     608.8          499.7
                                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                                                          (25,908.5)     (25,877.1)
Collections on loans                                                                     24,404.6       23,627.9
Proceeds from asset and receivable sales                                                  2,078.1          984.4
Purchases of assets to be leased                                                         (1,221.6)        (645.5)
Net increase in short-term factoring receivables                                           (552.6)        (427.4)
Purchase of loan portfolios                                                                (516.6)        (477.9)
Purchases of investment securities                                                          (33.0)         (28.9)
Proceeds from sales of assets received in satisfaction of loans                              32.4           35.7
Other                                                                                       (13.2)         (24.8)
                                                                                      -----------    -----------
  Net cash flows used for investing activities                                           (1,730.4)      (2,833.6)
                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable and fixed rate notes                               6,199.5        4,384.2
Repayments of variable and fixed rate notes                                              (4,136.9)      (3,411.5)
Net (decrease) increase in commercial paper                                                (671.5)       1,519.5
Repayments of nonrecourse leveraged lease debt                                             (123.9)        (116.5)
Proceeds from nonrecourse leveraged lease debt                                                1.6           42.0
Cash dividends paid                                                                         (48.6)         (32.6)
Purchase of treasury stock                                                                  (29.2)         (16.2)
                                                                                      -----------    -----------
  Net cash flows provided by financing activities                                         1,191.0        2,368.9
                                                                                      -----------    -----------
Net increase in cash and cash equivalents                                                    69.4           35.0
Cash and cash equivalents, beginning of period                                               73.6          140.4
                                                                                      -----------    -----------
Cash and cash equivalents, end of period                                              $     143.0    $     175.4
                                                                                      ===========    ===========

Supplemental disclosures
Interest paid                                                                         $     790.9    $     726.1
Federal and state and local income taxes paid                                         $      47.1    $      57.9



See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1--Basis of Presentation

We believe all adjustments (all of which are normal recurring accruals) necessary for a fair statement of financial position and results of operations for these periods have been made. Results for interim periods are not necessarily indicative of results for a full year and are subject to year-end audit adjustments.

Note 2--Earnings Per Share

The reconciliation of the numerator and denominator of basic earnings per share ("EPS") with that of diluted EPS is presented below.


------------------------------------------------------------------------------------------------------------------------
                                                      For the Three Months Ended September 30,
                           ---------------------------------------------------------------------------------------------

                                                1999                                           1998
                           ---------------------------------------------    --------------------------------------------
                              Income           Shares       Per Share         Income           Shares        Per Share
                            (Numerator)     (Denominator)     Amount        (Numerator)     (Denominator)      Amount
                           -------------   ---------------  ----------     -------------   ---------------  -----------
                                                             Dollar Amounts in Millions
                                                             (except per share amounts)
Basic EPS:
 Income available to
  common shareholders              $96.9     160,512,433          $0.60            $86.1     162,143,304          $0.53
                                                           =============                                    ============
Effect of Dilutive Securities:
 Restricted shares                   -           951,992                             -           934,401
 Stock options                       -               -                               -           226,620
                           --------------  --------------                   -------------  --------------
Diluted EPS                        $96.9     161,464,425          $0.60            $86.1     163,304,325          $0.53
                           ==============  ==============  =============    =============  ==============   ============

------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------
                                                         For the Nine Months Ended September 30,
                           ---------------------------------------------------------------------------------------------
                                               1999                                             1998
                           ---------------------------------------------    --------------------------------------------
                              Income           Shares        Per Share        Income           Shares        Per Share
                            (Numerator)     (Denominator)     Amount        (Numerator)     (Denominator)      Amount
                           -------------   ---------------  ----------     -------------   ---------------  -----------
                                                               Dollar Amounts in Millions
                                                               (except per share amounts)
Basic EPS:
 Income available to
  common shareholders             $285.1     160,850,093          $1.77           $251.5     162,197,469          $1.55
                                                           =============                                    ============
Effect of Dilutive Securities:
 Restricted shares                   -           958,748                             -           941,161
 Stock options                       -           189,000                             -           350,059
                           --------------  --------------                   -------------  --------------
Diluted EPS                       $285.1     161,997,841          $1.76           $251.5     163,488,689          $1.54
                           ==============  ==============  =============    =============  ==============   ============

------------------------------------------------------------------------------------------------------------------------

Note 3 - Business Segment Information

The  following   table  presents   reportable   segment   information   and  the
reconciliation to the consolidated totals as of September 30, 1999 and 1998.

---------------------------------------------------------------------------------------------------------------------
                            Equipment
                            Financing      Commercial                      Total        Corporate       Consolidated
                           and Leasing      Finance       Consumer        Segments      and Other          Total
                           -------------  ------------   -----------   --------------  ------------   ---------------
                                                           (Dollars in Millions)
September 30, 1999
Operating revenue               $ 555.3       $ 301.9       $ 184.6        $ 1,041.8         $ 1.2         $ 1,043.0
Net income                        177.1         101.1          47.1            325.3         (40.2)            285.1
Total managed assets           14,326.0       6,615.3       7,556.6         28,497.9         115.8          28,613.7

September 30, 1998
Operating revenue                 452.9         255.2         168.1            876.2          35.1             911.3
Net income                        145.1          86.7          36.5            268.3         (16.8)            251.5
Total managed assets           12,587.1       5,357.5       7,392.0         25,336.6          87.3          25,423.9

---------------------------------------------------------------------------------------------------------------------

Note 4 - Pending Acquisitions

We obtained the authorizations from the Federal Reserve Board and the Canadian regulatory authorities for our acquisition of all of the outstanding voting shares of Newcourt Credit Group Inc. ("Newcourt"). Additionally, on October 26, 1999, our stockholders, as well as Newcourt's, voted in favor of the acquisition. As a result, the acquisition is anticipated to close on or about November 15, 1999.

On October 4, 1999, we also announced our intention to purchase the domestic factoring operations of Heller Finance Inc. The transaction, which has been approved by the Federal Reserve Board, is scheduled to close prior to year end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OVERVIEW

Net income for the quarters ended September 30, 1999 and 1998 totaled $96.9 million and $86.1 million, respectively. Nine month net income totaled $285.1 million and $251.5 million for 1999 and 1998, respectively. Earnings per diluted share for the third quarter of 1999 increased 13.2% to $0.60 from $0.53 in 1998. Nine month earnings per diluted share increased 14.3% to $1.76 from $1.54. The strong 1999 earnings were driven by double digit revenue growth, solid asset growth from the commercial finance and equipment segments, consistent credit quality, and continued improvements in operating efficiency.

Return on equity for the third quarter of 1999 was 13.5%, improved from 13.2% for the same period in 1998, and was 13.6% for the first nine months of 1999, improved from 13.2% for the same period in 1998. Return on average earning assets ("AEA") for the third quarter of 1999 was 1.63% compared to 1.67% for the third quarter of 1998. Return on AEA for the nine months ended September 30, 1999 was 1.64% compared to 1.68% for the same period in 1998.

Managed assets, comprised of financing and leasing assets and consumer finance receivables previously securitized that we continue to manage, totaled a record $28.6 billion at September 30, 1999, an increase of 12.5% from $25.4 billion at September 30, 1998 and up 9.1% from $26.2 billion at December 31, 1998. Financing and leasing assets increased 13.6% to $25.9 billion at September 30, 1999 from $22.8 billion at September 30, 1998, and increased 9.1% from $23.7 billion at December 31, 1998.

NET FINANCE INCOME

A comparison of 1999 and 1998 net finance income is set forth below.

--------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended
                                           -------------------------------------------------------------------------
                                                       September 30,                            Increase
                                           -------------------------------------     -------------------------------
                                                 1999                1998               Amount            Percent
                                           -----------------   -----------------     --------------    -------------
                                                                   (Dollar Amounts in Millions)
Finance income                                    $   583.9           $   510.6           $   73.3            14.4%
Interest expense                                      304.1               263.8               40.3            15.3%
                                           -----------------   -----------------     --------------    -------------
Net finance income                                $   279.8           $   246.8           $   33.0            13.4%
                                           =================   =================     ==============    -------------

AEA                                               $23,818.5           $20,669.9           $3,148.6            15.2%
                                           =================   =================     ==============    =============

Net finance income as a % of AEA                   4.70%               4.78%
                                           =================   =================

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                                                         Nine Months Ended
                                           -------------------------------------------------------------------------
                                                       September 30,                            Increase
                                           -------------------------------------     -------------------------------
                                                 1999                1998               Amount            Percent
                                           -----------------   -----------------     --------------    -------------
                                                                   (Dollar Amounts in Millions)
Finance income                                    $ 1,679.8           $ 1,481.4           $  198.4            13.4%
Interest expense                                      858.2               766.2               92.0            12.0%
                                           -----------------   -----------------     --------------    -------------
Net finance income                                $   821.6           $   715.2           $  106.4            14.9%
                                           =================   =================     ==============    -------------

AEA                                               $23,213.9           $19,946.7           $3,267.2            16.4%
                                           =================   =================     ==============    =============

Net finance income as a % of AEA                   4.72%               4.78%
                                           =================   =================

--------------------------------------------------------------------------------------------------------------------


Finance income for the three months ended September 30, 1999 increased $73.3 million or 14.4% from the comparable 1998 period. Finance income for the nine month period ended September 30, 1999 increased $198.4 million or 13.4% from the same period in 1998. As a percentage of AEA, finance income (excluding interest income relating to short-term interest-bearing deposits) was 9.60% and 9.50% for the quarter and nine months ended September 30, 1999, respectively, as compared to 9.74% and 9.76% for the respective corresponding periods in 1998. The decline in yield was primarily due to lower prevailing market interest rates on average during 1999.

Interest expense for the three months ended September 30, 1999 increased $40.3 million or 15.3% from the comparable 1998 period, and for the nine month period ended September 30, 1999 increased $92.0 million or 12.0% from the same period in 1998. As a percentage of AEA, interest expense (excluding interest expense relating to short-term interest-bearing deposits and dividends related to the Company's preferred capital securities) for the third quarter of 1999 decreased to 4.90% from 4.97% in the comparable 1998 period, and for the nine month periods ended September 30, 1999 and 1998, decreased to 4.78% from 4.98%, respectively. The decline from the comparable period of 1998 reflects lower market rates.

We seek to mitigate interest rate risk by matching the repricing characteristics of our assets with our liabilities. This portfolio risk management is, in part, accomplished through the use of interest rate swaps. A comparative analysis of the weighted average principal outstanding and interest rates paid on our debt for the three and nine month periods ended September 30, 1999 and 1998, before and after giving effect to interest rate swaps, is shown in the following tables.

--------------------------------------------------------------------------------
                                         Three Months Ended September 30, 1999
                                     -------------------------------------------
                                        Before Swaps            After Swaps
                                     ------------------    ---------------------
                                              (Dollar Amounts in Millions)
Commercial paper and
  variable rate senior notes         $  11,413.2   5.33%   $   8,747.6     5.33%
Fixed rate senior and
  subordinated notes                     8,930.5   6.20%      11,596.1     6.25%
                                     -----------           -----------
Composite interest rate paid         $  20,343.7   5.71%   $  20,343.7     5.86%
                                     ===========           ===========


                                         Three Months Ended September 30, 1998
                                     -------------------------------------------
                                        Before Swaps            After Swaps
                                     ------------------    ---------------------
                                              (Dollar Amounts in Millions)
Commercial paper and
  variable rate senior notes         $   9,952.1   5.61%   $   7,322.7     5.55%
Fixed rate senior and
  subordinated notes                     7,074.4   6.29%       9,703.8     6.38%
                                     -----------           -----------
Composite interest rate paid         $  17,026.5   5.89%   $  17,026.5     6.02%
                                     ===========           ===========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                         Nine Months Ended September 30, 1999
                                     -------------------------------------------
                                        Before Swaps           After Swaps
                                     ------------------    ---------------------
                                              (Dollar Amounts in Millions)
Commercial paper and
  variable rate senior notes         $  10,984.8   5.09%   $   8,521.4     5.08%
Fixed rate senior and
  subordinated notes                     8,758.0   6.19%      11,221.4     6.26%
                                     -----------           -----------
Composite interest rate paid         $  19,742.8   5.58%   $  19,742.8     5.75%
                                     ===========           ===========


                                         Nine Months Ended September 30, 1998
                                     -------------------------------------------
                                        Before Swaps           After Swaps
                                     ------------------    ---------------------
                                              (Dollar Amounts in Millions)
Commercial paper and
  variable rate senior notes         $   9,343.8   5.62%   $   6,756.0     5.57%
Fixed rate senior and
  subordinated notes                     7,062.7   6.35%       9,650.5     6.43%
                                     -----------           -----------
Composite interest rate paid         $  16,406.5   5.93%   $  16,406.5     6.08%
                                     ===========           ===========

--------------------------------------------------------------------------------

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

FEES AND OTHER INCOME
For the three months ended September 30, 1999, fees and other income totaled $81.9 million, compared to $69.0 million for the third quarter of 1998. For the nine months ended September 30, 1999 and 1998, fees and other income totaled $221.4 million and $196.1 million, respectively. Increased lending fees in our commercial finance and equipment financing businesses, strong commissions from the factoring business bolstered by an acquisition, and gains on sales of leasing equipment and certain consumer finance receivables were partially offset by lower gains on venture capital investments and securitizations. The following table sets forth the components of fees and other income.

-------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                      ----------------------------     ----------------------------
                                                         1999            1998              1999            1998
                                                      ------------    ------------     ------------    ------------
                                                                     (Dollar Amounts in Millions)

Factoring commissions                                      $ 31.1          $ 24.8          $  84.1         $  70.4
Fees and other income                                        36.2            24.8             87.5            69.0
Gains on sales of leasing equipment                          14.6            11.5             44.5            35.2
Gains on securitizations                                        -             7.3              5.3            12.5
Gains on sales of venture capital investments                   -             0.6                -             9.0
                                                      ------------    ------------     ------------    ------------
                                                           $ 81.9          $ 69.0          $ 221.4         $ 196.1
                                                      ============    ============     ============    ============

-------------------------------------------------------------------------------------------------------------------

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and general operating expenses increased by $9.8 million or 9.3% to $115.1 million in the third quarter of 1999 from $105.3 million in the comparable 1998 period. For the nine month period ended September 30, 1999, salaries and general operating expenses increased $26.1 million or 8.4% to $337.1 million from $311.0 million for the same period in 1998. The increase in expenses reflects a factoring acquisition, product expansion in the equipment financing and leasing businesses, certain incremental costs relating to the restructuring of our sales finance business, and normal expense increases, partially offset by productivity gains in the consumer segment.

Management monitors productivity via the efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA"). These ratios are set forth in the following table.

-----------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                                  ----------------------------      -----------------------------
                                                     1999            1998               1999            1998
                                                  ------------    ------------      -------------   -------------

Efficiency ratio                                        39.0%           39.2%              39.6%           40.1%

Salaries and general operating
   expenses as a percentage of AMA                      1.72%           1.82%              1.73%           1.86%

-----------------------------------------------------------------------------------------------------------------

The improvement in the ratios reflects the success of continuing productivity initiatives and our ability to leverage our existing operating structure, particularly in our consumer and factoring businesses.

RESERVE AND PROVISION FOR CREDIT LOSSES/CREDIT QUALITY

The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience and levels of past due loans and nonperforming assets. The reserve increased by $20.1 million to $283.8 million (1.33% of finance receivables) at September 30, 1999 from $263.7 million (1.33%) at December 31, 1998 principally as a result of portfolio growth. A measure of reserve adequacy and strength used by us and in our industry is the ratio of the balance sheet reserve for credit losses to trailing twelve-month net credit losses. This ratio, 3.21 times at September 30, 1999, was relatively unchanged from 3.35 times at December 31, 1998. The relationship of the reserve for credit losses to nonaccrual finance receivables was 123.1% at September 30, 1999 compared to 124.7% at December 31, 1998.

The provision for credit losses for the third quarter of 1999 was $32.2 million, up from $30.6 million in the third quarter of 1998 and the nine month total of $77.9 million was up from $75.0 million for the nine months ended September 30, 1998.

For the quarter ended September 30, 1999, net credit losses were $25.3 million (0.48% of average finance receivables) as compared to $21.6 million (0.46%) for the same period last year. Net credit losses for the nine months ended September 30, 1999 were $67.5 million (0.44%) compared to $58.0 million (0.42%) for the same period of 1998.

The following table sets forth net credit losses as a percentage of average finance receivables (annualized), excluding consumer finance receivables held for sale.

-------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                                  -----------------------------        ----------------------------
                                                      1999            1998                 1999            1998
                                                  -------------   -------------        ------------    ------------

Equipment Financing and Leasing                         0.23 %          0.21 %              0.16 %          0.25 %
Commercial Finance                                      0.44 %          0.47 %              0.42 %          0.21 %
                                                  -------------   -------------        ------------    ------------
    Total Commercial Segments                           0.31 %          0.30 %              0.25 %          0.24 %
Consumer Segment                                        1.17 %          1.08 %              1.16 %          1.12 %
                                                  -------------   -------------        ------------    ------------
    Total                                               0.48 %          0.46 %              0.44 %          0.42 %
                                                  =============   =============        ============    ============

-------------------------------------------------------------------------------------------------------------------

For the nine months ended September 30, 1999, Equipment Financing and Leasing net credit losses declined on continued good credit quality. The year to date increase in Commercial Finance net credit losses was primarily due to large recoveries in 1998.

As a percentage of average consumer managed finance receivables, consumer net credit losses were 1.01% during the third quarter of 1999 compared to 0.87% for the same period in 1998, and for the nine months ended September 30, 1999 and 1998, were 1.01% and 0.89%, respectively.

PAST DUE AND NONPERFORMING ASSETS

The following table sets forth certain information concerning past due and total nonperforming assets (and the related percentages of finance receivables) at September 30, 1999 and December 31, 1998.

-------------------------------------------------------------------------------------------------------------------
                                                         At September 30, 1999             At December 31, 1998
                                                      -----------------------------     ---------------------------
                                                                       (Dollar Amounts in Millions)
Finance receivables, past due 60 days or more:

Equipment Financing and Leasing                            $ 163.8           1.54%         $  149.9          1.41%
Commercial Finance                                            51.0           0.77%             32.1          0.64%
                                                      -------------   -------------     ------------   ------------
    Total Commercial Segments                                214.8           1.24%            182.0          1.17%
Consumer Segment                                             170.5           4.19%            166.0          3.89%
                                                      -------------   -------------     ------------   ------------
    Total                                                  $ 385.3           1.81%         $  348.0          1.75%
                                                      =============   =============     ============   ============


Total nonperforming assets:

Equipment Financing and Leasing                            $ 120.1           1.13%         $  135.2          1.27%
Commercial Finance                                            23.9           0.36%             14.5          0.29%
                                                      -------------   -------------     ------------   ------------
    Total Commercial Segments                                144.0           0.83%            149.7          0.96%
Consumer Segment                                             144.1           3.54%            129.0          3.02%
                                                      -------------   -------------     ------------   ------------
    Total                                                  $ 288.1           1.35%         $  278.7          1.40%
                                                      =============   =============     ============   ============

-------------------------------------------------------------------------------------------------------------------

Nonperforming assets reflect both finance receivables on nonaccrual status and assets received in satisfaction of loans.

From time to time, financial or operational difficulties may adversely affect future payments relating to certain operating lease equipment. Such operating lease equipment is not included in the totals for past due and nonperforming assets. At September 30, 1999, operations at an oil refinery were subject to such difficulties. The aggregate carrying value of this asset was approximately $20.3 million. We do not believe these difficulties will have a material adverse effect on our consolidated financial position or results of operations.

OPERATING LEASE EQUIPMENT

The operating lease equipment portfolio was $3.7 billion at September 30, 1999, up 32.6% from December 31, 1998 and up 53.4% from September 30, 1998, driven primarily by growth in rail transport, commercial aircraft equipment, and construction equipment. Depreciation for the quarter ended September 30, 1999 was $61.6 million, up from $42.7 million for the same period in 1998, and for the nine months ended September 30, 1999, depreciation was $176.9 million, up from $121.4 million in the same period in 1998 due to growth in the portfolio.

INCOME TAXES

The effective income tax rates for the third quarters of 1999 and 1998 were 34.5% and 35.0%, and for the nine month periods ended September 30, 1999 and 1998, were 34.7% and 35.4%, respectively. The decrease in the 1999 effective tax rate was primarily the result of lower state and local income taxes.

FINANCING AND LEASING ASSETS

Managed assets grew $2.4 billion (9.1%) to $28.6 billion during the first nine months of 1999, and financing and leasing assets increased $2.2 billion (9.1%) to $25.9 billion, as presented in the following table.


------------------------------------------------------------------------------------------------------------------
                                                     At September 30,  At December 31,            Change
                                                         1999               1998           Amount        Percent
                                                    --------------     -------------    -------------   ----------
                                                                      (Dollar Amounts in Millions)
Equipment Financing:
  Finance receivables                                   $ 8,745.9         $ 8,497.6          $ 248.3          2.9%
  Operating lease equipment, net                            849.9             765.1             84.8         11.1
                                                    --------------     -------------    -------------   ----------
    Total                                                 9,595.8           9,262.7            333.1          3.6
                                                    --------------     -------------    -------------   ----------
Capital Finance:
  Finance receivables                                     1,598.3           1,655.4            (57.1)        (3.4)
  Operating lease equipment, net (1)                      2,807.0           1,982.0            825.0         41.6
                                                    --------------     -------------    -------------   ----------
                                                          4,405.3           3,637.4            767.9         21.1
  Liquidating portfolio(1) (2)                              324.9             466.9           (142.0)       (30.4)
                                                    --------------     -------------    -------------   ----------
    Total                                                 4,730.2           4,104.3            625.9         15.2
                                                    --------------     -------------    -------------   ----------

  Total Equipment Financing and Leasing                  14,326.0          13,367.0            959.0          7.2
                                                    --------------     -------------    -------------   ----------

Commercial Services                                       3,714.8           2,481.8          1,233.0         49.7
Business Credit                                           1,726.9           1,477.9            249.0         16.8
Credit Finance                                            1,173.6           1,036.5            137.1         13.2
                                                    --------------     -------------    -------------   ----------
  Total Commercial Finance                                6,615.3           4,996.2          1,619.1         32.4
                                                    --------------     -------------    -------------   ----------

  Total Commercial Segments                              20,941.3          18,363.2          2,578.1         14.0
                                                    --------------     -------------    -------------   ----------

Other - Equity Investments                                  115.8              81.9             33.9         41.4
                                                    --------------     -------------    -------------   ----------

Consumer Finance                                          2,229.3           2,244.4            (15.1)        (0.7)
Sales Financing                                           2,577.3           3,009.9           (432.6)       (14.4)
                                                    --------------     -------------    -------------   ----------
  Total Consumer Segment                                  4,806.6           5,254.3           (447.7)        (8.5)
                                                    --------------     -------------    -------------   ----------

  Total Financing and Leasing Assets                     25,863.7          23,699.4          2,164.3          9.1
                                                    --------------     -------------    -------------   ----------
Finance receivables previously securitized:
  Consumer Finance                                          464.0             607.6           (143.6)       (23.6)
  Sales Financing                                         2,286.0           1,909.3            376.7         19.7
                                                    --------------     -------------    -------------   ----------
      Total                                               2,750.0           2,516.9            233.1          9.3
                                                    --------------     -------------    -------------   ----------

     Total Managed Assets - Consumer Segment              7,556.6           7,771.2           (214.6)        (2.8)
                                                    --------------     -------------    -------------   ----------

    Total Managed Assets                               $ 28,613.7        $ 26,216.3        $ 2,397.4          9.1%
                                                    ==============     =============    =============   ==========

------------------------------------------------------------------------------------------------------------------

(1) Operating lease equipment, net, of $20.3 million and $27.0 million are included in the liquidating portfolios at September 30, 1999 and December 31, 1998, respectively.

(2)  Consists primarily of oceangoing maritime and project finance.

Strong originations in rail transport, commercial aircraft equipment, and construction equipment resulted in 1999 growth in the Equipment Financing and Leasing operating lease portfolios. The growth in the Commercial Finance segment resulted from solid 1999 new business generation, reduced liquidations and a factoring acquisition.

Consumer managed assets decreased to $7.6 billion at September 30, 1999 from $7.8 billion at December 31, 1998, due to sales of certain lower returning receivables during the third quarter as a result of ongoing risk and return management strategies.

Financing and Leasing Assets Composition

Our ten largest financing and leasing asset accounts at September 30, 1999 in the aggregate accounted for 4.9% of the total financing and leasing assets, all of which are commercial accounts secured by equipment, accounts receivable or inventories.

Geographic Composition

The following table presents financing and leasing assets by customer location.

-------------------------------------------------------------------------------------------------------------------
                                                     At September 30, 1999              At December 31, 1998
                                                 -------------------------------    -------------------------------
                                                      Amount           Percent            Amount          Percent
                                                 ----------------    -----------    -----------------   -----------
                                                                   (Dollar Amounts in Millions)
United States
    West                                               $ 5,846.9           22.6%           $ 5,583.2         23.6%
    Northeast                                            5,630.5           21.8              5,143.9         21.7
    Midwest                                              5,465.6           21.1              4,895.3         20.7
    Southeast                                            3,735.9           14.4              3,492.3         14.7
    Southwest                                            3,308.0           12.8              2,993.3         12.6
Foreign (principally commercial aircraft)                1,876.8            7.3              1,591.4          6.7
                                                 ----------------    -----------    -----------------   -----------
    Total                                              $25,863.7          100.0%           $23,699.4        100.0%
                                                 ================    ===========    =================   ===========

-------------------------------------------------------------------------------------------------------------------

Our managed asset geographic diversity does not differ significantly from our owned asset geographic diversity. Additionally, our financing and leasing asset portfolio is diversified by state. At September 30, 1999, state concentrations in excess of 5.0% of financing and leasing assets were limited to California (12.1%), Texas (8.9%), and New York (8.1%).

Industry Composition

The following table presents financing and leasing assets by major industry class.

--------------------------------------------------------------------------------------------------------------------
                                               At September 30, 1999                    At December 31, 1998
                                         ----------------------------------       ----------------------------------
                                                Amount           Percent              Amount              Percent
                                         -----------------    -------------       ----------------      ------------
                                                                 (Dollar Amounts in Millions)
Manufacturing(1)                                $ 5,752.8            22.2%              $ 5,117.0             21.6%
Retail                                            2,822.9            10.9                 1,882.1              7.9
Commercial airlines(2)                            2,596.7            10.0                 2,325.4              9.8
Construction equipment                            2,348.5             9.1                 1,947.4              8.2
Home mortgage(3)                                  2,229.3             8.6                 2,244.4              9.5
Transportation(4)                                 2,089.9             8.1                 1,777.6              7.5
Manufactured housing(5)                           1,664.8             6.4                 1,417.5              6.0
Other(6)(7)                                       6,358.8            24.7                 6,988.0             29.5
                                         -----------------    -------------       ----------------      ------------
     Total                                      $25,863.7           100.0%              $23,699.4            100.0%
                                         =================    =============       ================      ============

--------------------------------------------------------------------------------------------------------------------

(1) Includes various categories of manufacturers, including steel and metal products, textiles and apparel, printing and paper products and other industries. No individual category is greater than 4.1% of total financing and leasing assets.

(2) Commercial  airlines were 9.1% of managed  assets at September 30, 1999. See
    "--Concentrations"   below  for  a  discussion  of  the  commercial  airline
    portfolio.

(3) On a managed asset basis, home mortgage outstandings were $2.7 billion or 9.4% of managed assets at September 30, 1999 as compared with $2.9 billion or 10.9% at December 31, 1998.

(4) Includes rail, bus, over-the-road trucking and business aircraft.

(5) On a managed asset basis, manufactured housing outstandings were $1.9 billion or 6.6% of managed assets at September 30, 1999 as compared to $1.7 billion or 6.5% at December 31, 1998.

(6) Includes various categories, none of which is greater than 4.1% of total financing and leasing assets.

(7) On a managed asset basis, recreation vehicle outstandings were $1.9 billion or 6.6% of managed assets at September 30, 1999 as compared to $1.9 billion or 7.2% at December 31, 1998. On a managed asset basis, recreational boat outstandings were $0.8 billion or 3.0% of managed assets at September 30, 1999 as compared to $1.0 billion or 4.0% of managed assets at December 31, 1998.

Concentrations

Commercial Airline Industry

Commercial airline financing and leasing assets totaled $2.6 billion (10.0% of total financing and leasing assets) at September 30, 1999, up from $2.3 billion (9.8%) at December 31, 1998. These financing and leasing assets relate to commercial aircraft and ancillary equipment. Over the past few years, we have been growing this portfolio, and more recently we decided to expand our product offerings to include newly manufactured commercial aircraft. During 1999, we entered into agreements with both Airbus Industries and the Boeing Company to purchase a total of 40 aircraft, with options to acquire additional units. Deliveries of these new aircraft are scheduled to take place over a five year period starting in the fourth quarter of 2000.

The following table presents information about the commercial airline portfolio. See also "Operating Lease Equipment".

-------------------------------------------------------------------------------------------------------------------
                                                     At September 30, 1999               At December 31, 1998
                                                  -----------------------------      ------------------------------
                                                                    (Dollar Amounts in Millions)
Finance Receivables
      Amount outstanding(1)                                    $1,209.3                           $1,230.7
      Number of obligors                                           54                                 54
Operating Lease Equipment, net
      Net carrying value                                       $1,387.4                           $1,094.7
      Number of obligors                                           36                                 33

Total                                                          $2,596.7                           $2,325.4
Number of obligors(2)                                              73                                 65
Number of aircraft(3)                                             193                                206

-------------------------------------------------------------------------------------------------------------------

(1) Includes accrued rents on operating leases that are classified as finance receivables in the Consolidated Balance Sheets.

(2) Certain obligors are obligors under both finance receivable and operating lease transactions.

(3) Regulations established by the Federal Aviation Administration (the "FAA") limit the maximum permitted noise an aircraft may make. A Stage III aircraft meets a more restrictive noise level requirement than a Stage II aircraft. The FAA has issued rules that phase out the use of Stage II aircraft in the United States by the year 2000. Similar restrictions in Europe phase out the use of Stage II aircraft by the year 2001. At September 30, 1999, the portfolio consisted of Stage III aircraft of $2,544.7 million (98.0%) and Stage II aircraft of $34.1 million (1.3%), versus Stage III aircraft of $2,246.0 million (96.6%) and Stage II aircraft of $55.9 million (2.4%) at year-end 1998.

We continue to reduce our Stage II commercial aircraft exposure and increase our Stage III aircraft exposure because FAA rules phase out the use of Stage II aircraft by the year 2000 in the United States. At September 30, 1999, Stage II aircraft declined to 1.3% of our commercial aircraft portfolio, about 75% of which represents collateral for full pay out debt obligations and the remaining represents aircraft on operating leases.

Foreign Outstandings

Our foreign exposures are limited mainly to the commercial airline industry. Financing and leasing assets to foreign obligors are U.S. dollar denominated and totaled $1.9 billion at September 30, 1999 and $1.6 billion at December 31, 1998. The largest exposures at September 30, 1999 were to obligors in England, $150.5 million (0.58% of financing and leasing assets), Canada, $145.7 million (0.56%), Belgium, $138.7 million (0.54%), France, $134.0 million (0.52%), and
Spain, $110.0 million (0.42%). The remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than $110 million.

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

HLTs that we originated and in which we participated totaled $678.6 million (2.6% of financing and leasing assets) at September 30, 1999 as compared to $561.1 million (2.4%) at December

31, 1998. The increase in HLT outstandings during the first nine months of 1999 was due to new originations. Our HLT outstandings are generally secured by collateral, as distinguished from HLTs that rely primarily on cash flows from operations. Unfunded commitments to lend in secured HLT situations were $394.0 million at September 30, 1999, compared with $287.6 million at year-end 1998.

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

During the first nine months of 1999, commercial paper outstanding decreased to $5.5 billion at September 30, 1999 from $6.1 billion at December 31, 1998. During this period, we issued $4.4 billion of variable rate term debt and $1.8 billion of fixed rate term debt. The decrease in commercial paper and corresponding increase in term debt reflects, in part, our strategy to prefund asset growth in light of Year 2000. Repayments of debt totaled $4.1 billion for the first nine months of 1999. At September 30, 1999, $18.6 billion of registered, but unissued, debt securities remained available under shelf registration statements, including $2.0 billion of European Medium-Term Notes.

At September 30, 1999, commercial paper borrowings were supported by $5.5 billion of committed revolving credit-line facilities, representing 99.8% of operating commercial paper outstanding (commercial paper outstanding less short-term interest-bearing deposits).

As part of our continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, $1.0 billion of recreation vehicle and recreational boat finance receivables were securitized during the first nine months of 1999. At September 30, 1999, $2.1 billion of registered, but unissued, securities were available under shelf registration statements relating to our asset-backed securitization program.

CAPITALIZATION

The following table presents information regarding our capital structure.

---------------------------------------------------------------------------------------------------------------------
                                                                           At September 30,          At December 31,
                                                                                 1999                      1998
                                                                           ----------------         -----------------
                                                                                 (Dollar Amounts in Millions)
Commercial paper                                                                 $ 5,472.6                 $ 6,144.1
Term debt                                                                         14,569.9                  12,507.3
                                                                           ----------------         -----------------
   Total debt                                                                     20,042.5                  18,651.4
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely debentures
 of the Company                                                                      250.0                     250.0
Stockholders' equity                                                               2,914.6                   2,701.6
                                                                           ----------------         -----------------
   Total capitalization                                                          $23,207.1                 $21,603.0
                                                                           ================         =================
Total debt to stockholders' equity and Company-
 obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely debentures of the Company                           6.33x                     6.32x
Total debt and Company-obligated mandatorily
 redeemable preferred securities of subsidiary trust holding
 solely debentures of the Company to stockholders' equity                            6.95x                     7.00x

---------------------------------------------------------------------------------------------------------------------

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

We continue to address the Year 2000 issue as it relates to our systems and business. We have developed a comprehensive Year 2000 project to remediate our information technology ("IT") systems and to address Year 2000 issues in our non-IT systems. The process of remediation includes the following phases:

     o Planning
     o Assessing
     o Designing (as necessary)
     o Programming (as necessary)
     o Testing and validation

We have categorized our IT systems as high, medium or low priority with respect to our ability to conduct business. As of September 30, 1999, we completed the entire Year 2000 process for all of our high and medium priority IT systems and for 99% of all our IT systems. We will complete the Year 2000 process for all of our IT systems during the fourth quarter of 1999.

A majority of the software used in our IT systems is provided by outside vendors. As of September 30, 1999, all vendor-provided software or software upgrades for our high and medium priority systems has been designated by the software vendors as Year 2000 compliant.

We formulated a contingency plan for business continuation in the event of Year 2000 systems failures. This contingency plan is based upon our existing disaster recovery and business continuity plans with modifications for Year 2000 risks. We completed our Year 2000 contingency plan by August 31, 1999, and have substantially tested these contingency plans as of September 30, 1999.

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

The total cost of our Year 2000 project is expected to be approximately $7 million, of which approximately $6.4 million has been incurred through September 30, 1999. This amount includes the costs of additional hardware, software and technology consultants, as well as the cost of our systems professionals dedicated to achieving Year 2000 compliance for IT systems. We have included the cost of the Year 2000 project in our annual budgets for information technology. We have postponed some non-Year 2000 IT expenditures and initiatives until after 2000 in order to concentrate resources on the Year 2000 issue. We do not expect that this will have a material adverse effect on our financial condition and results of operations.

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

------------------------------------------------------------------------------------------------------------------
                                                                                       Nine Months Ending
                                                                                          September 30,
                                                                            --------------------------------------
                                                                                1999                    1998
                                                                            --------------          --------------
Finance income(1)                                                                    9.50%                   9.76%
Interest expense(1)                                                                  4.78                    4.98
                                                                            --------------          --------------
  Net finance income                                                                 4.72                    4.78
Fees and other income                                                                1.27                    1.31
                                                                            --------------          --------------

  Operating revenue                                                                  5.99                    6.09
                                                                            --------------          --------------

Salaries and general operating expenses                                              1.94                    2.08
Provision for credit losses                                                          0.44                    0.50
Depreciation on operating lease equipment                                            1.02                    0.81
Minority interest in subsidiary trust holding solely
 debentures of the Company                                                           0.08                    0.10
                                                                            --------------          --------------

  Operating expenses                                                                 3.48                    3.49
                                                                            --------------          --------------

Income before provision for income taxes                                             2.51                    2.60
Provision for income taxes                                                           0.87                    0.92
                                                                            --------------          --------------

  Net income                                                                         1.64%                   1.68%
                                                                            ==============          ==============
Average earning assets (in millions)                                            $23,213.9               $19,946.7
                                                                            ==============          ==============

------------------------------------------------------------------------------------------------------------------

(1) Excludes interest income and interest expense relating to short-term interest-bearing deposits.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders was held on September 8, 1999. The following individuals, comprising all of the directors of CIT, were elected to the Board of Directors, each with the number of votes shown, to serve until the next annual meeting of stockholders, or until he is succeeded by another qualified director who has been elected:

DIRECTORS                          FOR            AGAINST
---------                          ---            -------

Hisao Kobayashi               148,183,447        1,382,248

Albert R. Gamper, Jr.         148,184,866        1,380,829

Daniel P. Amos                149,216,410          349,285

Anthea Disney                 147,549,048        2,016,647

Takasuke Kaneko               132,019,477       17,546,218

William M. O'Grady            148,184,539        1,381,156

Joseph A. Pollicino           148,184,606        1,381,089

Paul N. Roth                  148,185,340        1,380,355

Peter J. Tobin                149,217,347          348,348

Tohru Tonoike                 148,181,268        1,384,427

Keiji Torii                   146,532,760        3,032,935

Alan R. White                 149,218,214          347,481

In addition to electing the Board of Directors, the stockholders also ratified the appointment of KPMG LLP as independent accountants to examine the financial statements of CIT and its subsidiaries for the year ending December 31, 1999, with 149,502,414 votes for, 25,776 votes against, and 37,505 votes abstaining and approved CIT's Employee Stock Purchase Plan with 141,578,856 votes for, 7,273,004 votes against, 50,017 votes abstaining and 663,818 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

(b) Exhibit 27 - Financial Data Schedule.

(c) A Form 8-K report dated July 30, 1999 was filed with the SEC reporting CIT's declaration of a dividend for the quarter ended June 30, 1999.

    A Form 8-K report dated August 5, 1999 was filed with the SEC reporting CIT's announcement of an amended and restated agreement to acquire Newcourt Credit Group Inc. and additionally announcing the financial results for the Quarter ended June 30, 1999.

    A Form 8-K report dated August 18, 1999 was filed with the SEC containing the pro forma financial statements prepared by CIT and Newcourt Credit Group Inc.

    A Form 8-K report dated September 22, 1999 was filed with the SEC containing the unaudited consolidated financial statements of Newcourt Credit Group Inc. for the six months ended June 30, 1999 and the audited consolidated financial statements of Newcourt for each of the two year periods ended December 31, 1998 and 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               The CIT Group, Inc.
                                               ---------------------------------
                                               (Registrant)


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

DATE: November 9, 1999