Form 10-K
period 1999-12-31
CIT GROUP INC
filed 2000-03-28
CIK 20388

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

                     For the fiscal year ended December 31, 1999

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

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
          Title of each class                            which registered
           ----------------                          ------------------------
 Common Stock, par value $0.01 per share .........  New York Stock Exchange
                                                     Toronto Stock Exchange
    5 7/8% Notes due October 15, 2008 ............  New York Stock Exchange

                                   ----------

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock including Exchangeable Shares held by non-affiliates of the registrant, based on the most recent New York Stock Exchange Composite Transaction closing price of the Common Stock ($14.06 per share), which occurred on February 29, 2000, was $2,281,167,773. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant. At February 29, 2000, 263,827,792 shares of the Company's Common Stock including Exchangeable Shares, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE*

           Document                                   Where Incorporated
           --------                                   ------------------
   Proxy Statement for 2000                   Part III (Items 10, 11, 12 and 13)
 Annual Meeting of Stockholders

----------
* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference herein.
================================================================================

                               TABLE OF CONTENTS
-----------------------------------------------------------------------------------------------------------
Form 10-K
 Item No.                           Name of Item                                                       Page
 --------                           ------------                                                       ----
                                     Part I

Item 1.    Business ..................................................................................    1
              Overview ...............................................................................    1
              Securitization Program .................................................................    9
              Industry Concentration .................................................................   10
              Competition ............................................................................   10
              Regulation .............................................................................   11
Item 2.    Properties ................................................................................   12
Item 3.    Legal Proceedings .........................................................................   12
Item 4.    Submission of Matters to a Vote of Security Holders .......................................   12

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters .....................   13
Item 6.    Selected Financial Data ...................................................................   14
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
and          Operations ..............................................................................   16
Item 7A.   Quantitative and Qualitative Disclosure about Market Risk .................................   16
Item 8.    Financial Statements and Supplementary Data ...............................................   31
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure ..............................................................................   63

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant ........................................   64
Item 11.   Executive Compensation ....................................................................   64
Item 12.   Security Ownership of Certain Beneficial Owners and Management ............................   64
Item 13.   Certain Relationships and Related Transactions ............................................   64

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K ............................   65

                           Forward-Looking Statements

      Certain statements contained in this filing are forward-looking statements
concerning  our  operations,   economic  performance  and  financial  condition.
Forward-looking statements are included, for example, in the discussions about:

      o     our liquidity,
      o     our credit risk management,
      o     our asset/liability risk management,
      o     our operational and legal risks,
      o     Year 2000 issues and
      o     how we may be affected by certain legal proceedings.

      These statements involve risks and uncertainties that may be difficult to predict. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

      o     risks of economic slowdown or downturn,
      o     industry cycles and trends,
      o     risks inherent in changes in prevailing market interest rates,
      o     funding opportunities and borrowing costs,
      o changes in funding markets (including the asset-based securitization market),
      o uncertainties associated with risk management, including credit risk management, asset/liability management, interest rate risk management and currency risk management,
      o     adequacy of reserves for credit losses,
      o risks associated with the value and recoverability of leased equipment,
      o difficulties in combining the management, operations or cultures of CIT and Newcourt,
      o cost savings that are not realized or are not realizable within the time anticipated and
      o changes in regulations governing the combined companies' business and operations, competitive factors, permissible activities.

                                     PART I

Item 1. Business

OVERVIEW

      THE CIT Group, Inc., ("we," "our," "us," or "CIT"), a Delaware corporation, is a leading diversified commercial finance company with $50.4 billion of managed assets and $5.6 billion of stockholders' equity at December 31, 1999. Our principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and our telephone number is (212) 536-1390. We commenced operations in 1908 and have developed a broad array of "franchise" businesses that focus on specific industries, asset types and markets, which are balanced by client, industry and geographic diversification.

      Our size, scope and diversification was expanded significantly when we acquired Newcourt Credit Group Inc. ("Newcourt") on November 15, 1999. As of the transaction date, Newcourt had over $20.0 billion of managed assets. Newcourt, headquartered in Toronto, Canada, is a non-bank financial services enterprise, which originates, invests in and sells asset-based financing. Newcourt's origination activities focus on the commercial and corporate finance segments of the asset-based financing market through a global network of offices in 26 countries. This transaction combines the financial strength of CIT with Newcourt's broad technology-based leasing business and international platform.

      In conjunction with the Newcourt acquisition, we issued common stock and exchangeable equivalents with a value of $2.6 billion. The acquisition was accounted for using the purchase method, whereby the excess of the purchase price over the estimated fair value of net assets acquired has been allocated to goodwill in the Consolidated Balance Sheets. This goodwill amounted to $1.4 billion, and is being amortized over 25 years. In connection with the acquisition, we also established an integration plan, which identified activities that would not continue and the associated exit costs. Pursuant to this plan, restructuring charges of $235.7 million were included in the purchase accounting adjustments. The restructuring plan anticipates reducing annual operating expenses by more than $150 million from the mid-1999 combined expense level by the end of the year 2000. See Item 8. Financial Statements and Supplementary Data, Note 3 -"Acquisitions" for more information regarding the Newcourt acquisition.

      During 1999 we also acquired Heller Financial Corporation's ("Heller") domestic factoring business and factoring assets from Congress Financial Corporation ("Congress"). These businesses added in excess of $1.5 billion in finance assets and enhance our Commercial Services business unit's scale and market share in the factoring industry. These acquisitions were also accounted for using the purchase method.

      Prior to the acquisition of Newcourt, CIT had three business segments -- Equipment Financing and Leasing, Commercial Finance and Consumer. Following the completion of the acquisition, a fourth segment was created to reflect the combined results of Newcourt. This presentation was necessitated by the timing of the acquisition and was consistent with our internal fourth quarter management reporting. Accordingly, the financial data in this section reflects the four business segments as follows:

      o     Equipment Financing and Leasing

      o     Newcourt

      o     Commercial Finance

      o     Consumer

      Certain segments conduct their operations through strategic business units that market their products and services to satisfy the financing needs of specific customers, industries, vendors/manufacturers, and markets. Our business segments are described in greater detail.

Commercial Segments

      Our commercial operations are diverse and provide a wide range of financing and leasing products to small, midsize and larger companies across a wide variety of industries, including aerospace, retailing, construction, rail, trucking, machine tool, business aircraft, apparel, textiles, electronics and technology, chemicals, manufacturing, and financial institutions. The secured lending, leasing and factoring products of our commercial operations include direct loans and leases, operating leases, leveraged and single investor leases, secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing, and acquisition and expansion financing.

      The following table sets forth the financing and leasing assets of our commercial operations at December 31 for each of the years in the five-year period ended December 31, 1999. In total, our commercial segments represented 88.0% and 85.3% of consolidated financing and leasing assets and total managed assets, respectively. The Newcourt segment was acquired in 1999. In addition to on-balance sheet finance receivables, operating lease equipment, finance receivables held for sale, and certain investments, managed assets include finance receivables previously securitized and still managed by us.

                                                                      December 31,
                                          --------------------------------------------------------------------
                                            1999           1998           1997          1996           1995
                                            ----           ----           ----          ----           ----
                                                                   Dollars in Millions
Equipment Financing and Leasing ......... $17,016.7      $13,367.0     $11,709.7     $11,321.6      $10,591.6
Newcourt ................................  11,531.6             --            --            --             --
Commercial Finance ......................   7,002.1        4,996.2       4,250.8       3,838.1        3,973.0
                                          ---------      ---------     ---------     ---------      ---------
  Total financing and leasing assets ....  35,550.4       18,363.2      15,960.5      15,159.7       14,564.6
Finance receivables previously
  securitized and currently managed
  by us .................................   7,471.5             --            --            --             --
                                          ---------      ---------     ---------     ---------      ---------
Total managed assets .................... $43,021.9      $18,363.2     $15,960.5     $15,159.7      $14,564.6
                                          =========      =========     =========     =========      =========

      Commercial transactions are generated through direct calling efforts with borrowers, lessees, equipment end-users, vendors, manufacturers and distributors and through referral sources and other intermediaries. In addition, our strategic business units jointly structure transactions and refer or cross-sell transactions to other CIT units to best meet our customers' overall financing needs. Our marketing efforts are supplemented by the Multi-National Marketing Group, which promotes our products to the U.S. subsidiaries of foreign corporations in need of asset-based financing, developing business through referrals from DKB and through direct calling efforts. We also buy and sell participations in and syndications of finance receivables and/or lines of credit. In addition, from time to time in the normal course of business, we purchase finance receivables in bulk to supplement our originations and sell selected finance receivables and equipment under operating leases for risk management and/or other balance sheet management purposes. Historically, Newcourt had securitized pools of various financing and leasing assets which comprise the entire $7.5 billion balance in the table above at December 31, 1999.

Equipment Financing and Leasing Segment

      Our Equipment Financing and Leasing operations had total financing and leasing assets of $17.0 billion at December 31, 1999, representing 42.1% of total financing and leasing assets. We conduct our Equipment Financing and Leasing operations through two strategic business units:

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

      Equipment Financing and Capital Finance personnel have extensive expertise in managing equipment over its full life cycle, including purchases of new equipment, maintenance and repairs, residual value estimation and remarketing via releasing or sale. Equipment Financing's and Capital Finance's equipment and industry expertise enables them to evaluate effectively residual value risk. For example, Capital Finance can repossess commercial aircraft, if necessary, obtain any required maintenance and repairs for such aircraft, and recertify such aircraft with appropriate authorities. They manage the equipment, residual value, and/or the risk of equipment remaining idle for extended periods of time or in amounts that could materially impact profitability by locating alternative equipment users and/or purchasers. For each year in the period 1995 through 1999, Equipment Financing and Capital Finance have realized in excess of 100% of the aggregate booked residual values in connection with their equipment sales.

      The following table sets forth certain information concerning the financing and leasing assets of our Equipment Financing and Leasing segment at December 31 for each of the years in the five-year period ended December 31, 1999.

                                                                      December 31,
                                          --------------------------------------------------------------------
                                            1999           1998           1997          1996           1995
                                            ----           ----           ----          ----           ----
                                                                   Dollars in Millions
Finance receivables                       $12,999.6      $10,592.9     $ 9,804.1     $ 9,919.5      $ 9,478.6
Operating lease equipment, net ..........   4,017.1        2,774.1       1,905.6       1,402.1        1,113.0
                                          ---------      ---------     ---------     ---------      ---------
  Total financing and leasing assets ....  17,016.7       13,367.0      11,709.7      11,321.6       10,591.6
Finance receivables previously
  securitized and currently
  managed by us .........................   2,189.4             --            --            --             --
                                          ---------      ---------     ---------     ---------      ---------
Total managed assets .................... $19,206.1      $13,367.0     $11,709.7     $11,321.6      $10,591.6
                                          =========      =========     =========     =========      =========

      As part of our integration plan of the former Newcourt businesses, on December 31, 1999, financing and leasing assets of $2,357.8 million were transferred to Equipment Financing from Vendor Technology Finance and $233.8 million were transferred to Vendor Technology Finance from Equipment Financing. Additionally, $231.3 million of financing and leasing assets were transferred to Capital Finance from Structured Finance on December 31, 1999. Similarly, finance receivables previously securitized by Newcourt of $2,189.4 million are now managed by Equipment Financing. On January 1, 1997, $1,519.2 million of financing and leasing assets and related marketing and servicing operations were transferred from Capital Finance to Equipment Financing. The financing and leasing assets, operations and securitized assets that were transferred are considered more complementary to the specified business units. The transfers were undertaken to increase reach and scale in specific markets and to further leverage existing systems and infrastructure.

Equipment Financing

      On an owned asset basis, Equipment Financing is the largest of our strategic business units with total financing and leasing assets of $12.0 billion at December 31, 1999, representing 29.6% of our total financing and leasing assets. On a managed asset basis, Equipment Financing represents $14.2 billion or 28.1% of total managed assets. Equipment Financing offers secured equipment financing and leasing products, including direct secured loans, leases, revolving lines of credit, operating leases, sale and leaseback arrangements, vendor financing, specialized wholesale and retail financing for distributors and manufacturers, and loans guaranteed by the U.S. Small Business Administration.

      Equipment Financing is a leading nationwide asset-based equipment lender. At December 31, 1999, its portfolio included significant financing and leasing assets to customers in a number of different industries, with manufacturing being the largest as a percentage of financing and leasing assets, followed by construction and transportation.

      Products are originated through direct calling on customers and through relationships with manufacturers, dealers/distributors and intermediaries that have leading or significant marketing positions in their respective industries. This provides Equipment Financing with efficient access to equipment end-users in many industries across a variety of equipment types.

      The  following  table  sets  forth  certain  information   concerning  the
financing and leasing assets of Equipment Financing at December 31 for each of the years in the five-year period ended December 31, 1999.

                                                                      December 31,
                                          --------------------------------------------------------------------
                                            1999           1998           1997          1996           1995
                                            ----           ----           ----          ----           ----
                                                                   Dollars in Millions
Finance receivables ....................  $10,899.3       $8,497.6      $7,403.4      $5,616.8       $4,929.9
Operating lease equipment, net .........    1,066.2          765.1         623.8         426.6          363.0
                                          ---------       --------      --------      --------       --------
  Total financing and leasing assets ...   11,965.5        9,262.7       8,027.2       6,043.4        5,292.9
Finance receivables previously
  securitized and currently managed
  by us ................................    2,189.4             --            --            --             --
                                          ---------       --------      --------      --------       --------
Total managed assets ...................  $14,154.9       $9,262.7      $8,027.2      $6,043.4       $5,292.9
                                          =========       ========      ========      ========       ========

Capital Finance

      Capital Finance had financing and leasing assets of $5.1 billion at December 31, 1999, which represented 12.5% of our total financing and leasing assets. Capital Finance specializes in customized leasing and secured financing, relating primarily to end-users of commercial aircraft and railcars, including operating leases, single investor leases, equity portions of leveraged leases, sale and leaseback arrangements, as well as loans secured by equipment. Typical Capital Finance customers are middle-market to larger-sized companies.

      Capital Finance has provided financing to commercial airlines for over 30 years. The Capital Finance aerospace portfolio includes most of the leading U.S. and foreign commercial airlines. Capital Finance has developed strong relationships with most major airlines and all major aircraft and aircraft engine manufacturers. This provides Capital Finance with access to technical information, which supports customer service, and provides opportunities to finance new business. During 1999, we entered into agreements with both Airbus Industries and the Boeing Company to purchase a total of 40 aircraft, with options to acquire additional units. Deliveries of these new aircraft are scheduled to take place over a five year period starting in the fourth quarter of 2000.

      Capital Finance has over 25 years experience in financing the rail industry, contributing to its knowledge of asset values, industry trends, product structuring and customer needs. Capital Finance has a dedicated rail equipment group, maintains relationships with several leading railcar manufacturers, and has a significant direct calling effort on all railroads and rail shipping in the United States. The Capital Finance rail portfolio includes all of the U.S. and Canadian Class I railroads and numerous shippers. The operating lease fleet includes primarily covered hopper cars used to ship grain and agricultural products, plastic pellets and cement; gondola cars for coal, steel coil and mill service; open hopper cars for coal and aggregates; center beam flat cars for lumber; and boxcars for paper and auto parts. Capital Finance also has a fleet of locomotives on lease to U.S. railroads.

      New business is generated by Capital Finance through:

      o direct calling efforts with equipment end-users and borrowers, including major airlines, railroads and shippers,

      o     relationships with aerospace, railcar and other manufacturers and

      o     intermediaries and other referral sources.

      The  following  table  sets  forth  certain  information   concerning  the
financing and leasing assets of Capital Finance at December 31 for each of the years in the five-year period ended December 31, 1999.

                                                                      December 31,
                                          ---------------------------------------------------------------------
                                            1999           1998           1997          1996           1995
                                            ----           ----           ----          ----           ----
                                                                  Dollars in Millions
Finance receivables .....................  $2,100.3       $2,095.3      $2,400.7      $4,302.7       $4,548.7
Operating lease equipment, net ..........   2,950.9        2,009.0       1,281.8         975.5          750.0
                                           --------       --------      --------      --------       --------
  Total financing and leasing assets ....  $5,051.2       $4,104.3      $3,682.5      $5,278.2       $5,298.7
                                           ========       ========      ========      ========       ========

Newcourt Segment

      At December 31, 1999, the financing and leasing assets of our Newcourt segment totaled $11.5 billion, representing 28.5% of total financing and leasing assets. Newcourt's origination activities focus on the commercial and corporate finance segments of the asset-based financing market through a global network. We conduct our Newcourt operations through two strategic business units.

      o     Vendor Technology Finance (formerly Newcourt Financial)

      o     Structured Finance (formerly Newcourt Capital)

      The  following  table  sets  forth  certain  information   concerning  the
financing and leasing assets of the Newcourt segment at December 31, 1999.

                                                            December 31, 1999
                                                            ----------------
                                                           Dollars in Millions

        Finance receivables ...............................     $ 9,422.8
        Operating lease equipment, net ....................       2,108.8
                                                                ---------
          Total financing and leasing assets ..............      11,531.6
        Finance receivables previously securitized
          and currently managed by us .....................       5,282.1
                                                                ---------
        Total managed assets ..............................     $16,813.7
                                                                =========

Vendor Technology Finance

      Financing and leasing assets of Vendor Technology Finance ("VTF") totaled $9.6 billion at December 31, 1999, and comprised 23.8% of our total financing and leasing assets. On a managed asset basis, VTF totaled $14.9 billion or 29.5% of total managed assets. VTF is a newly acquired strategic business unit. VTF operates globally through operations in the United States, Canada, Europe, Latin America, Asia, and Australia, and serves many industries including a wide range of manufacturers. Additionally, VTF customers range from small-market businesses and consumers to large-sized companies.

      VTF builds alliances with industry-leading equipment vendors, including manufacturers, dealers and distributors, to deliver customized asset-based sales and financing solutions in more than 300 vendor programs. VTF offers credit financing to the manufacturer's customers for the purchase or lease of the manufacturer's products, while also offering enhanced sales tools to manufacturers and vendors, such as asset management services, efficient loan processing, and real-time credit adjudication. By working in partnership with its vendors, VTF is integrated with the vendor's business planning process and product offering systems. VTF has significant vendor programs in information technology and telecommunications.

      These vendor alliances are also characterized by the use of joint ventures, profit sharing and other transaction structures. In the case of joint ventures, through a contractual arrangement, VTF and the vendor combine activities into one business model in a distinct legal entity. Generally, these arrangements are accounted for on an equity basis, with profits and losses distributed according to the joint venture agreement. VTF also utilizes "virtual joint ventures", whereby the assets are funded on balance sheet, while profits and losses are shared with the vendor. These types of strategic alliances are a key source of business for VTF. New business is also generated through intermediaries and other referral sources, as well as through direct end-user relationships.

      The  following  table  sets  forth  certain  information   concerning  the
financing and leasing assets of Vendor Technology Finance at December 31, 1999.

                                                          December 31, 1999
                                                         ------------------
                                                         Dollars in Millions
     Finance receivables ................................    $ 7,488.9
     Operating lease equipment, net .....................      2,108.8
                                                             ---------
       Total financing and leasing assets ...............      9,597.7
     Finance receivables previously securitized
       and currently managed by us ......................      5,282.1
                                                             ---------
     Total managed assets ...............................    $14,879.8
                                                             =========

Structured Finance

      At December 31, 1999 Structured Finance had financing and leasing assets of $1.9 billion, comprising 4.8% of our consolidated financing and leasing assets.

      Structured Finance provides specialized investment banking services to the international corporate finance and institutional finance markets by providing asset-based financing for large ticket asset acquisitions and project financing and related advisory services to equipment manufacturers, corporate clients, regional airlines, governments and public sector agencies. Communications, transportation, and the power and utilities sectors are among the industries that Structured Finance serves.

      Structured Finance also serves as an origination conduit to its lending partners by seeking out and creating investment opportunities. Structured Finance has established relationships with insurance companies and institutional investors and can arrange financing opportunities that meet asset class, yield, duration and credit quality requirements. Accordingly, Structured Finance has considerable syndication and fee generation capacity. Structured Finance also holds equity positions in connection with its advisory activities.

Commercial Finance Segment

      At December 31, 1999, the financing and leasing assets of our Commercial Finance segment totaled $7.0 billion, representing 17.3% of total financing and leasing assets. We conduct our Commercial Finance operations through two strategic business units, both of which focus on accounts receivable and inventories as the primary source of security for their lending transactions.

      o The CIT Group/Commercial Services ("Commercial Services"), which provides secured financing as well as factoring and receivable/collection management products to companies in apparel, textile, furniture, home furnishings, and other industries.

      o The CIT Group/Business Credit ("Business Credit"), which provides secured financing to a full range of borrowers from small to larger-sized companies.

      The  following  table  sets  forth  certain  information   concerning  the
financing and leasing assets of Commercial Finance at December 31 for each of the years in the five-year period ended December 31, 1999.

                                                                      December 31,
                                         ----------------------------------------------------------------------
                                            1999           1998           1997          1996           1995
                                            ----           ----           ----          ----           ----
                                                                   Dollars in Millions
Commercial Services ....................   $4,165.1       $2,481.8      $2,113.1      $1,804.7       $1,743.3
Business Credit ........................    2,837.0        2,514.4       2,137.7       2,033.4        2,229.7
                                           --------       --------      --------      --------       --------
  Total financing and leasing assets ...   $7,002.1       $4,996.2      $4,250.8      $3,838.1       $3,973.0
                                           ========       ========      ========      ========       ========

      In 1999, CIT combined the management and operations of two business units with similar products and processes, Business Credit and Credit Finance, into one business unit called Business Credit to improve efficiency and reduce costs. Prior year balances reflect the current year presentation. In 1999, Commercial

      Services completed the acquisitions of certain domestic assets from Heller and Congress. In total, these purchases added in excess of $1.5 billion in financing and leasing assets.

Commercial Services

      Commercial Services had total financing and leasing assets of $4.2 billion at December 31, 1999, which represented 10.3% of our total financing and leasing assets. Commercial Services offers a full range of domestic and international customized credit protection, lending and outsourcing services that include working capital and term loans, factoring, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing and letter of credit programs.

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

      Clients use Commercial Services' products and services for various purposes, including improving cash flow, mitigating or reducing the risk of charge-offs, increasing sales, improving management information and converting the high fixed cost of operating a credit and collection department into a lower and variable expense based on sales volume.

      Commercial Services generates business regionally from a variety of sources, including direct calling efforts and referrals from existing clients and other sources. Additionally, acquisitions play a large role in the growth of Commercial Services.

Business Credit

      Financing and leasing assets of Business Credit totaled $2.8 billion at December 31, 1999 and represented 7.0% of our total financing and leasing assets. Business Credit offers revolving and term loans secured by accounts receivable, inventories and fixed assets to smaller through larger-sized companies. Clients use such loans primarily for working capital growth, expansion, acquisitions, refinancings and debtor-in-possession, reorganization and restructurings, and turnaround financings. Business Credit sells and purchases participation interests in such loans to and from other lenders.

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

      Business is originated through direct calling efforts and intermediary and referral sources, as well as through sales and regional offices. Business Credit has focused on increasing the proportion of direct business origination to improve its ability to capture or retain refinancing opportunities and to enhance finance income. Business Credit has developed long-term relationships with selected finance companies, banks and other lenders and with many diversified referral sources.

Consumer Segment

      At December 31, 1999, our Consumer segment financing and leasing assets totaled $4.7 billion, representing 11.7% of total financing and leasing assets. Total Consumer managed assets were $7.3 billion at December 31, 1999, representing 14.4% of our total managed assets.

      Our consumer business is focused primarily on home equity lending and on retail sales financing secured by recreational vehicles and manufactured housing. During 1999, two changes were initiated in order to improve margins and efficiencies. First, we decided to concentrate our efforts on core products. In doing so, we de-emphasized recreational boat and wholesale financing. Second, prior to 1999, home equity lending was performed by The CIT Group/Consumer Finance ("Consumer Finance") business unit while sales financing for consumer products sold through dealers was performed by The CIT Group/Sales Financing ("Sales Financing") business unit. During 1999, we combined these two business units under one management team to improve efficiencies. Our streamlined consumer unit will continue to provide contract servicing for securitization trusts and other third parties through a centralized Asset Service Center. Additionally, in the ordinary course of business, the consumer unit will purchase loans and portfolios of loans from banks, thrifts and other originators of consumer loans.

      The following table sets forth certain information regarding our Consumer segment at December 31 for each of the years in the five-year period ended December 31, 1999.

                                                                      December 31,
                                         ---------------------------------------------------------------------
                                            1999           1998           1997          1996           1995
                                            ----           ----           ----          ----           ----
                                                                   Dollars in Millions
Financing and leasing assets
  Home equity ..........................   $2,215.4       $2,244.4      $1,992.3      $2,005.5       $1,039.0
  Manufactured housing .................    1,666.9        1,417.5       1,125.7         790.2          561.5
  Recreational vehicles ................      361.2          744.0         501.9         510.1          698.5
  Liquidating portfolio* ...............      462.8          848.4         313.1          49.5          156.9
                                           --------       --------      --------      --------       --------
Total financing and leasing assets .....    4,706.3        5,254.3       3,933.0       3,355.3        2,455.9
Finance receivables previously
  securitized and currently
  managed by us ........................    2,567.8        2,516.9       2,385.6       1,437.4          916.5
                                           --------       --------      --------      --------       --------
Total managed assets ...................   $7,274.1       $7,771.2      $6,318.6      $4,792.7       $3,372.4
                                           ========       ========      ========      ========       ========

----------
* In 1999 we decided to exit the recreational boat and wholesale loan product lines. Prior year balances have been conformed to current year presentation.

      Our home equity products include both fixed and variable rate closed-end loans and variable rate lines of credit. We primarily originate, purchase and sell loans secured by first or second liens on detached, single family residential properties. Customers borrow for the purpose of consolidating debts, refinancing an existing mortgage, funding home improvements, paying education expenses and, to a lesser extent, purchasing a home, among other reasons.
Consumer primarily originates loans through brokers, as well as on a direct marketing basis and through correspondents. We believe that the network of offices, located in most major U.S. markets, enables us to provide a competitive, extensive product offering complemented by high levels of service delivery. Through experienced lending professionals and automation, Consumer provides rapid turnaround time from application to loan funding, a characteristic considered to be critical by its broker relationships.

      Consumer also provides nationwide retail financing for the purchase of new and used recreational vehicles and manufactured housing. These loans are predominantly originated through recreational vehicle and manufactured housing dealer, manufacturer and broker relationships.

Servicing

      The Asset Service Center centrally services and collects substantially all of our Consumer receivables, including loans originated or purchased by our Consumer Group, as well as loans originated or purchased and subsequently securitized with servicing retained. The servicing portfolio also includes loans owned by third parties that are serviced by our Consumer Group for a fee on a "contract" basis. At December 31, 1999, the Consumer servicing portfolio included $1.0 billion of finance receivables serviced for third parties.

Equity Investments

      The CIT Group/Equity Investments and its subsidiary The CIT Group/Venture Capital (together "Equity Investments") originate and participate in merger and acquisition transactions, purchase private equity and equity-related securities and arrange transaction financing. Equity Investments has investments in emerging growth opportunities in selected industries, including the information technology, communications, life science and consumer products industries. Equity Investments made its first investment in 1991 and had total investments of $137.3 million at December 31, 1999.

Common Stock

      On November 15, 1999, we issued 76,428,304 shares of CIT common stock and 27,577,082 exchangeable shares of CIT Exchangeco Inc. (exchangeable on a one-for-one basis for shares of CIT common stock) under the terms of the Newcourt acquisition. This issuance reflected an exchange ratio of .70 shares of our common stock for the 148,536,081 outstanding common shares of Newcourt. Canadian resident holders of Newcourt common shares could elect to receive exchangeable shares issued by CIT Exchangeco in lieu of CIT common stock in order to defer recognizing any gain or loss on the acquisition for income taxes. Prior to the acquisition, we amended our Certificate of Incorporation to rename and combine our Class A Common Stock and Class B Common Stock as Common Stock, which is now the only class of common stock outstanding. Following the transaction, the former CIT shareholders owned approximately 61% of the combined company, and the former Newcourt shareholders owned approximately 39% of the combined company. At December 31, 1999, The Dai-Ichi Kangyo Bank, Limited ("DKB"), our largest shareholder, owned approximately 26.8% of our outstanding stock.

      In November 1998, DKB sold 55,000,000 shares of Class A Common Stock in a secondary public offering (the "Secondary Offering") for which it received all the proceeds. Prior to the sale, DKB converted all of its Class B Common Stock into an identical number of shares of Class A Common Stock. DKB held 94.4% of the combined voting power and 77.2% of the economic interest of all of our outstanding common stock prior to the sale.

      In November 1997, we issued 36,225,000 shares of Class A Common Stock in an initial public offering (the "IPO"). Prior to the IPO, DKB owned 80% of our issued and outstanding stock and The Chase Manhattan Corporation ("Chase") owned the remaining 20% common stock interest. DKB had an option expiring December 15, 2000 to purchase the remaining 20% common stock interest from Chase. In November 1997, we purchased DKB's option at its fair market value, exercised the option to purchase the stock held by Chase and recapitalized by converting the outstanding common stock to 157,500,000 shares of Class B Common Stock. Twenty percent of the Class B Common Stock shares (which had five votes per share) were converted to Class A Common Stock shares (which had one vote per share) and, in addition to an underwriter's overallotment option, were issued in the IPO. The issuance of Class A Common Stock pursuant to the underwriter's overallotment resulted in an increase to stockholders' equity of $117.7 million.

SECURITIZATION PROGRAM

      We fund most of our assets on balance sheet using our access to the commercial paper, medium-term note and capital markets. In an effort to broaden funding sources and to provide an additional source of liquidity, we have in place a program to opportunistically access the public and private asset backed securitization markets. Current products utilized in this program include commercial receivables secured by equipment (a capability acquired with the Newcourt acquisition) and consumer loans secured by recreational vehicles and residential real estate. During 1999, we securitized $1.5 billion of financing and leasing assets and the remaining pool balance at December 31, 1999 was $10.0 billion or 19.9% of our total managed assets. In addition to conventional on balance sheet funding, Newcourt historically used securitizations to finance a significant portion of asset growth. Newcourt has established securitization vehicles and relationships with institutional investors in the U.S., Canada and the U.K. to provide broad market access. It is our intention to continue these commercial securitization capabilities, though at lower percentage levels of our overall funding than Newcourt did prior to the acquisition.

      Under a typical asset backed securitization, we sell a "pool" of secured loans or leases to a special purpose entity. The special purpose entity, in turn, issues certificates and/or notes that are collateralized by the pool and entitle the holders thereof to participate in certain pool cash flows. We retain the servicing of the securitized contracts, for which we earn a servicing fee. We also participate in certain "residual" cash flows (cash flows after payment of principal and interest to certificate and/or note holders, servicing fees and other credit related disbursements). At the date of securitization, we estimate the "residual" cash flows to be received over the life of the securitization, record the present value of these cash flows as a retained interest in the securitization (retained interests can include bonds issued by the trust, cash reserve accounts on deposit in the trust or interest only receivables) and recognize a gain. The retained interests are then amortized through earnings over the estimated life of the related loan pool.

      In estimating residual cash flows and the value of the retained interests, we make a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are empirically supported by both our historical experience and anticipated trends relative to the particular products securitized. Subsequent to recording the retained interests, we regularly review such assets for valuation impairment. These reviews are performed on a disaggregated basis. Fair values of retained interests are calculated utilizing current pool demographics, actual note/certificate outstandings, current and anticipated credit losses, prepayment speeds and discount rates. These revised fair values are then compared to our carrying values. Our retained interests had a carrying value at December 31, 1999 of $1.1 billion, including interests in commercial securitized assets of $914.5 million and consumer securitized assets of $194.8 million. Retained interests are subject to credit and prepayment risk. These assets are subject to the same credit granting and monitoring processes which are described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Credit Risk Management" section. Our interests relating to commercial securitized assets are generally subject to lower prepayment risk because of their contractual terms.

INDUSTRY CONCENTRATION

      See the "Industry Composition" and "Commercial Airline Industry" sections of "Concentrations" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPETITION

      Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. Competitors include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, leasing companies, manufacturers and vendors. Substantial financial services networks have been formed by insurance companies and bank holding companies that compete with us. On a local level, community banks and smaller independent finance and/or mortgage companies are a competitive force. Some competitors have substantial local market positions. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of these competitors are larger than us and may have access to capital at a lower cost than us. Also, our competitors include businesses that are not related to bank holding companies and, accordingly, may engage in activities, for example, short-term equipment rental and servicing, which currently are prohibited to us. Competition has been enhanced in recent years by a strong economy and growing marketplace liquidity. The markets for most of our products are characterized by a large number of competitors. However, with respect to some of our products, competition is more concentrated.

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

REGULATION

      DKB is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act"), and is registered as such with the Board of Governors of the Federal Reserve. As a result, we are subject to certain provisions of the Act and are subject to examination by the Federal Reserve System (the "Federal Reserve"). In general, the Act limits the activities in which a bank holding company and its subsidiaries may engage to those of banking or managing or controlling banks or performing services for their subsidiaries and to continuing activities which the Federal Reserve has determined to be "so closely related to banking or managing or controlling banks as to be a proper incident thereto." Our current principal business activities constitute permissible activities for a non-bank subsidiary of a bank holding company.

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

      Our operations are subject, in certain instances, to supervision and regulation by state and federal and various foreign governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities, including establishing licensing requirements, if any, in applicable jurisdictions, (ii) establish maximum interest rates, finance charges and other charges, (iii) regulate customers' insurance coverages, (iv) require disclosures to customers, (v) govern secured transactions, (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices, (vii) prohibit discrimination in the extension of credit and administration of loans, and (viii) regulate the use and reporting of information related to a borrower's credit experience.

      Depending on the provisions of the applicable law and regulations and the specific facts and circumstances involved, violations of these laws may limit our ability to collect all or part of the principal of or interest on applicable loans, may entitle the borrower to rescind the loan and any mortgage or to obtain a refund of amounts previously paid and, in addition, could subject us to damages and administrative sanctions.

      The above regulation and supervision could limit our discretion in operating our businesses. For example, state laws often establish maximum allowable finance charges for certain consumer and commercial loans. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties. No assurance can be given that applicable laws or regulations will not be amended or construed differently, that new laws and regulations will not be adopted or that interest rates we charge will not rise to maximum levels permitted by law, the effect of any of which could be to adversely affect our business or results of operations. Under certain circumstances, the Federal Reserve has the authority to issue orders which could restrict our ability to engage in new activities or to acquire additional businesses or to acquire assets outside of the normal course of business.

Item 2. Properties

      The operations of CIT and its subsidiaries are generally conducted in leased office space located in numerous cities and towns throughout the world. Such leased office space is suitable and adequate for our needs. With the exception of various locations in the United States and Canada, which are part of our restructuring plan and are discussed in Note 3 of the Financial Statements, we utilize, or plan to utilize in the foreseeable future, substantially all of our leased office space.

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

Item 4. Submission of Matters to a Vote of Security Holders

      We held a Special Meeting of Stockholders on October 26, 1999 at our offices in Livingston, New Jersey. A total of 161,209,826 shares were eligible to vote at the meeting. The stockholders approved each of the following proposals:

              Proposal                                For           Withheld/Against     Exception/Abstain
              --------                                ---           ----------------     -----------------
Issue additional shares of common stock
  to acquire Newcourt Credit Group Inc. .......... 141,420,487          1,934,463             24,308

Amend the Amended and Restated
  Certificate of  Incorporation to combine
  Class A Common Stock and Class B
  Common Stock into one class of
  Common Stock ................................... 143,248,878            102,642             27,738

Approval of The CIT Group, Inc.
  Long-Term Equity Compensation Plan ............. 134,893,586          8,419,320             66,352

Approval of The CIT Group, Inc.
  Transition Option Plan ......................... 139,349,976          3,966,644             62,638

Approval of the Amendment to The CIT
  Group, Inc. Employee Stock Purchase Plan ....... 142,961,387            351,508             66,363

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The following table sets forth the high and low last reported sale prices for the Common Stock for the periods indicated.

                                                       1999                     1998                      1997
                                               ---------------------     ------------------       --------------------
Common Stock Prices                              High        Low           High       Low           High         Low
-------------------                            ---------   ---------     ---------  --------      ---------    -------
First Quarter ................................ $33 7/16    $27 5/8       $33        $29 7/16            --         --
Second Quarter ............................... $33 13/16   $27 9/16      $37 1/2    $31 1/4             --         --
Third Quarter ................................ $29 5/8     $20 1/16      $36 1/4    $25 3/8             --         --
Fourth Quarter ............................... $25 3/8     $17 13/16     $31 13/16  $19 1/8        $32 5/8    $29 3/4

      Our Common Stock was priced at $27.00 per share in our IPO and was listed on the New York Stock Exchange on November 13, 1997.

      Below are the dividends paid during the past two years:

                                                      1999           1998
                                                   ----------     ----------
      Dividends Paid                               (per share)    (per share)
      -------------                                ----------     ----------
      First Quarter ..............................   $0.10          $   *
      Second Quarter .............................    0.10           0.10
      Third Quarter ..............................    0.10           0.10
      Fourth Quarter .............................    0.10           0.10
                                                     -----          -----
        Year .....................................   $0.40          $0.30
                                                     =====          =====

----------
*     No dividends were paid to holders of the Common Stock.

      The declaration and payment of dividends by us is evaluated quarterly and is subject to the discretion of the Board of Directors. As of March 2, 2000, there were 31,378 stockholders of CIT, including both record holders and individual participants holding through a registered clearing agency.

Item 6. Selected Financial Data

      The following tables set forth selected consolidated financial information regarding our results of operations and balance sheet. The data presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

                                                                Years Ended December 31,
                                           -------------------------------------------------------------------
                                             1999           1998            1997           1996          1995
                                             ----           ----            ----           ----          ----
                                                        Dollars in Millions, except per share data
Results of Operations
Net finance income .....................   $1,272.5       $  974.3       $  887.5         $797.9        $697.7
Net finance margin .....................      917.4          804.8          740.7          676.2         618.0
Operating revenue ......................    1,268.2        1,060.2        1,046.5(1)       920.3         802.7
Salaries and general operating
   expenses ............................      516.0          407.7          420.0          385.3         338.3
Provision for credit losses ............      110.3           99.4          113.7          111.4          91.9
Goodwill amortization ..................       25.7           10.1            8.4            7.8           7.4
Net income .............................      389.4          338.8          310.1          260.1         225.3
Net income per diluted share ...........       2.22           2.08           1.95           1.64          1.43

                                                                     At December 31,
                                           -------------------------------------------------------------------
                                            1999           1998            1997           1996          1995
                                            ----           ----            ----           ----          ----
                                                                    Dollars in Millions
Balance Sheet Data
Finance receivables:
  Commercial ...........................  $27,119.2      $15,589.1      $14,054.9      $13,757.6     $13,451.5
  Consumer .............................    3,887.9        4,266.9        3,664.8        3,239.0       2,344.0
                                          ---------      ---------      ---------      ---------     ---------
Total finance receivables ..............  $31,007.1      $19,856.0      $17,719.7      $16,996.6     $15,795.5
Reserve for credit losses ..............      446.9          263.7          235.6          220.8         206.0
Operating lease equipment, net .........    6,125.9        2,774.1        1,905.6        1,402.1       1,113.0
Goodwill ...............................    1,850.5          216.5          134.6          129.5         137.3
Total assets ...........................   45,081.1       24,303.1       20,464.1       18,932.5      17,420.3
Commercial paper .......................    8,974.0        6,144.1        5,559.6        5,827.0       6,105.6
Variable rate senior notes .............    7,147.2        4,275.0        2,861.5        3,717.5       3,827.5
Fixed rate senior notes ................   19,052.3        8,032.3        6,593.8        4,761.2       3,337.0
Subordinated fixed rate notes ..........      200.0          200.0          300.0          300.0         300.0
Company-obligated mandatorily
   redeemable preferred securities of
   subsidiary trust holding solely
   debentures of the Company ...........      250.0          250.0          250.0             --            --
Stockholders' equity ...................    5,554.4        2,701.6        2,432.9        2,075.4       1,914.2
--------------------------------------------------------------------------------------------------------------

(1) Includes a 1997 gain of $58.0 million on the sale of an equity interest acquired in connection with a loan workout.

                                                            At or for the Years Ended December 31,
                                                ----------------------------------------------------------------
                                                 1999            1998          1997           1996         1995
                                                 ----            ----          ----           ----         ----
Selected Data and Ratios

Profitability
Net finance income as a percentage
   of average earning
   assets ("AEA")(1) ...................         4.97%          4.75%          4.87%          4.82%        4.54%
Net finance margin as
   a percentage of AEA .................         3.59%          3.93%          4.06%          4.09%        4.02%
Return on average
   stockholders' equity ................         12.0%          13.2%          14.0%(4)       13.0%        12.1%
Return on AEA (1) ......................         1.52%          1.65%          1.70%(4)       1.57%        1.46%
Ratio of earnings to fixed charges .....         1.45x          1.49x          1.51x          1.49x        1.44x
Salaries and general
   operating expenses (excludes
   goodwill amortization)
   as a percentage of average
   managed assets ("AMA")(2) ...........         1.75%          1.78%          2.11%(4)       2.18%        2.12%
Efficiency ratio (excluding
   goodwill amortization)(3) ...........         41.3%          39.2%          40.8%(4)       41.9%        42.1%

Credit Quality
60+ days contractual delinquency
   as a percentage of finance
   receivables .........................         2.71%          1.75%          1.67%          1.72%        1.67%
Net credit losses as a percentage
   of average finance receivables ......         0.42%          0.42%          0.59%          0.62%        0.50%
Reserve for credit losses as a percentage
   of finance receivables ..............         1.44%          1.33%          1.33%          1.30%        1.30%

Leverage
Total debt (net of overnight deposits)
   to stockholders' equity and
   Company-obligated  mandatorily
   redeemable preferred securities
   of subsidiary trust holding solely
   debentures of the Company ...........         5.96x          6.32x          5.71x          7.04x         7.09x
Tangible stockholders' equity(5)
   to managed assets ...................          7.8%          10.4%          11.4%           9.7%          9.9%

Other
Total managed assets
   (dollars in millions)(6) ............    $50,433.3      $26,216.3      $22,344.9      $20,005.4     $17,978.6
Employees ..............................        8,255          3,230          3,025          2,950         2,750

--------------------------------------------------------------------------------

(1) "AEA" means the average of finance receivables, operating lease equipment, finance receivables held for sale and certain investments, less credit balances of factoring clients.

(2) "AMA" means average earning assets plus the average of finance receivables previously securitized and currently managed by us.

(3) Efficiency ratio reflects the ratio of salaries and general operating expenses to the sum of operating revenue less minority interest in subsidiary trust holding solely debentures of the Company.

(4) Excluding a gain of $58.0 million on the sale of an equity interest acquired in a loan workout and certain nonrecurring expenses, for the year ended December 31, 1997, (i) the return on average stockholders' equity would have been 13.1%, (ii) the return on AEA would have been 1.58%, (iii) the efficiency ratio would have been 41.1% and (iv) salaries and general operating expenses as a percentage of AMA would have been 2.01%.

(5) Tangible stockholders' equity excludes goodwill and Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company.

(6) "Managed assets" include (i) financing and leasing assets and (ii) off-balance sheet finance receivables previously securitized and currently managed by us.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Overview

      For the year ended December 31, 1999, our net income totaled $389.4 million, increasing from $338.8 million in 1998 and $310.1 million in 1997. The 1999 earnings represented the twelfth consecutive increase in annual earnings, and the ninth consecutive year of record earnings. The 1999 results reflect continued growth in the commercial and equipment finance portfolios, solid fee generation, improved consumer business profitability and continued strong credit quality. Current year net income also includes earnings of $7.5 million for the former Newcourt operations from the November 15, 1999 acquisition date through December 31, 1999. The improvements in 1998 over 1997 resulted from stronger revenues from a higher level of financing and leasing assets, lower commercial credit losses and improvements in operating efficiency.

      The following table summarizes our net income and related data, excluding the 1997 special items.

                                                    Years Ended December 31,
                                                   --------------------------
                                                   1999       1998       1997
                                                   ----       ----       ----

Net income (dollars in millions) ..............   $389.4     $338.8    $287.5
Earnings per diluted share (EPS) ..............   $ 2.22     $ 2.08    $ 1.81
Return on average stockholders' equity (ROE) ..     12.0%      13.2%     13.1%
Return on average earning assets (ROA) ........     1.52%      1.65%     1.58%

      The 1997 earnings included a one-time $58.0 million pretax gain on the sale of an equity interest acquired in a loan workout partially offset by certain non-recurring expenses principally related to our 1997 fourth quarter IPO. Including these special items, net income was $310.1 million, with EPS of $1.95, ROE of 14.0% and ROA of 1.70%.

      Managed assets totaled $50.4 billion in 1999, $26.2 billion in 1998, and $22.3 billion in 1997. The 1999 increase of 92.4% over 1998 reflects primarily the acquisition of over $20 billion in Newcourt managed assets in late 1999. The remainder of the increase reflects strong new business volume and two strategic factoring purchases in the Commercial Finance segment, offset by a drop in consumer assets due to our decision to discontinue certain product lines and liquidate our recreational boat and wholesale inventory finance portfolios. The 1998 increase of 17.3% over 1997 was principally due to record internally generated new business, with strong performance across all 1998 CIT segments. See "Financing and Leasing Assets" for additional information.

Net Finance Income and Margin

      We earn finance income on the loans and leases we provide to our borrowers and equipment users. The interest expense is the cost to us of borrowing funds used to make loans and purchase equipment to lease to customers. The excess of finance income over interest expense is "net finance income." During 1999 our net finance income as a percentage of AEA increased significantly, due to a higher level of operating leases in 1999. Considering this growing proportion of operating leases in the portfolio, we believe that a more meaningful measure of profitability is finance income after depreciation on operating lease equipment or "net finance margin."

      A comparison of the components of 1999, 1998 and 1997 net finance income and net finance margin is set forth below.

                                                    Years Ended December 31,
                                            -----------------------------------------
                                              1999             1998            1997
                                              ----             ----            ----
                                                       Dollars in Millions
Finance income ..........................   $ 2,565.9       $ 2,015.1       $ 1,824.7
Interest expense ........................     1,293.4         1,040.8           937.2
                                            ---------       ---------       ---------
Net finance income ......................     1,272.5           974.3           887.5
Depreciation on operating lease equipment       355.1           169.5           146.8
                                            ---------       ---------       ---------
Net finance margin ......................   $   917.4       $   804.8       $   740.7
                                            =========       =========       =========
Average Earning Assets ("AEA") ..........   $25,583.0       $20,495.8       $18,224.5
Net finance income as a % of AEA ........        4.97%           4.75%           4.87%
Net finance margin as a % of AEA ........        3.59%           3.93%           4.06%

      Net finance margin increased 14.0% in 1999 from 1998, and 8.6% in 1998 from 1997. The increases primarily reflect growth in our loans, leases and operating leases. As a percentage of AEA, net finance margin was 3.59% versus 3.93% and 4.06% in 1998 and 1997, respectively. This downward three year trend primarily reflects the growing operating leasing business which generally has lower net finance margins than finance receivables, but which also generates equipment gains, renewal fees and tax depreciation benefits.

      Finance income totaled $2,565.9 million in 1999, $2,015.1 million in 1998 and $1,824.7 million in 1997. As a percentage of AEA (excluding interest income related to short-term interest-bearing deposits), finance income was 9.88% in 1999, 9.69% in 1998 and 9.92% in 1997. The increase in yield in 1999 reflected primarily changes in product mix, while the decline in yield in 1998 was principally due to the 1998 decline in market interest rates and the highly competitive marketplace.

      Interest expense totaled $1,293.4 million in 1999, $1,040.8 million in 1998 and $937.2 million in 1997. As a percentage of AEA, interest expense (excluding interest relating to short-term interest-bearing deposits and dividends related to preferred capital securities) was 4.91% in 1999, 4.94% in 1998 and 5.05% in 1997, reflecting lower market interest rates. Although interest expense as a percentage of AEA for the full year 1999 was below the prior year, interest rates escalated during the latter part of 1999. See Note 7 -- "Debt" for further information regarding interest rates during and as of the years ended 1999, 1998 and 1997. We seek to mitigate interest rate risk by matching the repricing characteristics of our assets with our liabilities, which is in part done through the use of derivative financial instruments, principally interest rate swaps. For further discussion, see "Market Risk Management."

      The operating equipment lease portfolio was $6.1 billion at December 31, 1999 versus $2.8 billion and $1.9 billion at December 31, 1998 and December 31, 1997, respectively. As a result, depreciation on operating lease equipment was $355.1 million in 1999, versus $169.5 million and $146.8 million in 1998 and 1997, respectively. As a percentage of average operating leases, depreciation was 9.51%, 7.66%, and 10.04% in 1999, 1998 and 1997, respectively. The increase in 1999 over 1998 reflects the impact of the former Newcourt portfolio, which includes smaller ticket and shorter term assets than the existing CIT business. This mitigates the impact of an increasing proportion of airline and rail assets with longer depreciable lives from 1997 to 1999 in the Equipment Financing and Leasing segment. See "Financing and Leasing Assets" for further discussion on growth of our operating lease portfolio.

Fees and Other Income

      Fees and other income improved to $350.8 million during 1999, from $255.4 million during 1998 and $247.8 million during 1997 as set forth in the following table.

                                                      Years Ended December 31,
                                                     -------------------------
                                                     1999      1998      1997
                                                     ----      ----      ----
                                                         Dollars in Millions
Factoring commissions ............................. $118.7   $ 95.7    $ 95.2
Fees and other income .............................  161.0     90.7      73.8
Gains on sales of leasing equipment ...............   56.4     45.2      30.1
Gains on securitizations ..........................   14.7     12.5      32.0
Gains on sales of venture capital investments .....     --     11.3      16.7
                                                     -----     ----    ------
                                                    $350.8   $255.4    $247.8
                                                    ======   ======    ======

      The 1999 increase reflects primarily an increase in factoring commissions, due in part to the two acquisitions completed during the year, and syndication fees (in fees and other income) from the Newcourt acquisition. The former Newcourt operations contributed $49.3 million in total fees and other income for the period from the acquisition date through December 31, 1999. Included in fees and other income are gains recognized by increased sales of receivables ($38.2 million in 1999 and $6.1 million in 1998). Total fees and other income increased in 1998 from 1997 primarily due to higher fees from servicing and commercial businesses and improved gains on the sale of equipment coming off lease, offset by lower gains on securitizations. We expect this trend of increasing fees and other income to continue in the future given the higher proportion of fee-based business within the former Newcourt and factoring businesses.

1997 Gain On Sale of Equity Interest Acquired in Loan Workout

      We originated a loan in the 1980's to a telecommunications company that subsequently went into default. Pursuant to a workout agreement, the stock of that company was transferred to us and a co-lender. In 1991, we received all amounts due and retained an equity interest in such telecommunications company, which we sold in the second quarter of 1997 at a pretax gain of $58.0 million.

Salaries and General Operating Expenses

      Salaries and general operating expenses were $516.0 million in 1999, $407.7 million in 1998, and $420.0 million in 1997. During 1999, core operating expense growth was modest due to consumer business productivity improvements and increased use of electronic data exchange in our factoring business. However, expenses increased in 1999 due to the Newcourt and factoring acquisitions. The largest portion of this increase was in employee costs and facilities expenses. The 1997 expenses included a $10.0 million pretax charge relating to the termination of a long-term incentive plan in connection with the IPO, higher performance based incentive accruals, and a provision for vacant leased space. Without these items, 1997 salaries and general operating expenses would have been $400.0 million.

      Our personnel increased to approximately 8,255 at December 31, 1999 from 3,230 at December 31, 1998 and 3,025 at December 31, 1997, primarily reflecting the late 1999 Newcourt acquisition.

      We manage expenditures using a comprehensive budgetary process. Expenses are monitored closely by business unit management and are reviewed monthly with our senior management. To ensure overall project cost control, an approval and review procedure is in place for major capital expenditures, such as purchases of computer equipment, including post-implementation evaluations.

      Management monitors productivity via the analysis of an efficiency ratio and the ratio of salaries and general operating expenses to AMA. AMA is comprised of average earning assets plus the average of finance receivables previously securitized and currently managed by us. These ratios, excluding goodwill amortization and the 1997 non-recurring pretax gain and expenses previously described, are set forth in the following table.

                                                           Years Ended December 31,
                                                          -------------------------
                                                          1999      1998      1997
                                                          ----      ----      ----
Efficiency ratio .................................       41.3%     39.2%     41.1%
Salaries and general operating expenses as a
  percentage of AMA ..............................       1.75%     1.78%     2.01%

      The 1999 efficiency ratio includes the results of Newcourt from the November 15, 1999 acquisition date through year-end. Newcourt's efficiency ratio has historically been significantly higher than CIT's. The deterioration in the efficiency ratio in 1999 from 1998 reflects the impact of the Newcourt acquisition, as integration cost savings are not expected to be fully realized until the latter part of year 2000 and beyond. As the former Newcourt operations results are only included for the period from November 15, 1999 to December 31, 1999, the expense ratio will likely increase in the near term before expense savings and efficiency enhancements take effect.

      In connection with the acquisition, we established an integration plan which identified activities that would not continue and the associated costs of exiting those activities. The plan identified areas for adjusting the amount of real estate required including the closing of the Newcourt corporate location in New Jersey, reducing corporate office space in Toronto, Canada and eliminating various other operating locations throughout the United States and Canada. The plan also outlined that approximately 850 employees would be involuntarily terminated. Further, additional restructuring activities, which were contemplated in our overall integration plan, may occur in the year 2000.

Goodwill Amortization

      Goodwill amortization was $25.7 million in 1999 versus $10.1 million and $8.4 million in 1998 and 1997, respectively. This trend reflects the partial year impact of the 1999 acquisitions of Newcourt, Heller and Congress, each of which were accounted for under the purchase method.

Reserve and Provision for Credit Losses/Credit Quality

      Our consolidated reserve for credit losses increased to $446.9 million (1.44% of finance receivables) at December 31, 1999, from $263.7 million (1.33%) at December 31, 1998 and $235.6 million (1.33%) at December 31, 1997. The 1999 increases in amount and percentage primarily reflect the Newcourt acquisition. The acquired Newcourt portfolio had a higher reserve percentage than CIT's, commensurate with its higher past due loan and charge-off profile. The reserve increases in 1998 and 1997 reflect growth in finance receivables in each year. The ratio of the consolidated reserve for credit losses to non-accrual finance receivables was 87.6% at year end 1999.

      Our consolidated reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience and levels of past due loans and non-performing assets. It is management's judgment that the consolidated reserve for credit losses is adequate to provide for potential credit losses. We review finance receivables periodically to determine the probability of loss, and take charge-offs after considering such factors as the obligor's financial condition and the value of underlying collateral and guarantees. Automatic charge-offs are recorded on consumer finance receivables at intervals beginning at 180 days of contractual delinquency, based upon historical loss severity. The consolidated reserve for credit losses is intended to provide for future events, which by their nature are uncertain. Therefore, changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the consolidated reserve for credit losses.

      The provision for credit losses was $110.3 million for 1999, $99.4 million for 1998, and $113.7 million for 1997. Net charge-offs were $95.0 million for 1999, $78.8 million for 1998, and $101.0 million for 1997. Our net charge-off experience is provided in the following table.

                                                    Years Ended December 31,
                                                    ------------------------
                                                     1999     1998    1997
                                                     ----     ----    ----
Net credit  losses as a  percentage  of average
  finance  receivables  excluding
  finance receivables held for sale:
Equipment Financing and Leasing ...............      0.16%   0.18%   0.50%
Commercial Finance ............................      0.47%   0.31%   0.41%
Consumer ......................................      1.19%   1.18%   1.09%
                                                     ----    ----    ----
  Total .......................................      0.42%   0.42%   0.59%
                                                     ====    ====    ====

      Charge-offs of the acquired Newcourt portfolio have been historically higher as a percentage of average finance receivables than CIT's experience as shown above. Accordingly, charge-offs as a percentage of average finance receivables will increase in the short term.

      The decrease in our Equipment Financing and Leasing segment's net credit losses reflects continued improvement in credit quality in our portfolio and sustained strength of the United States economy. The three year trend in Commercial Finance net credit losses reflects unusually high recoveries in 1998. As a percentage of average managed finance receivables, consumer net credit losses were 1.03% for 1999, 0.92% for 1998, and 0.91% for 1997.

Past Due and Non-performing Assets

      The following table sets forth certain information concerning our past due and non-performing assets (and the related percentages of finance receivables) at December 31, 1999, 1998 and 1997. The amounts and ratios below do not reflect various portfolio transfers between the former Newcourt business units and the Equipment Financing and Leasing segment.

                                                                            At December 31,
                                                     -------------------------------------------------------------
                                                            1999                  1998                  1997
                                                     -----------------      ----------------      ----------------
                                                                          Dollars in Millions
Finance receivables, past due 60 days or more:
  Equipment Financing and Leasing ..............      $209.6     1.93%      $149.9     1.41%      $127.3      1.30%
  Newcourt .....................................       376.4     4.15%          --       --           --        --
  Commercial Finance ...........................        64.0     0.91%        32.1     0.64%        41.6      0.98%
  Consumer .....................................       189.1(1)  4.62%(1)    166.0     3.89%       127.7      3.48%
                                                      ------     -----      ------     ----       ------      ----
    Total ......................................      $839.1     2.71%      $348.0     1.75%      $296.6      1.67%
                                                      ======     ====       ======     ====       ======      ====

Non-performing assets:
  Equipment Financing and Leasing ..............      $139.9     1.29%      $135.2     1.27%      $ 81.6      0.83%
  Newcourt .....................................       309.4     3.41%          --       --          --         --
  Commercial Finance ...........................        27.6     0.39%        14.5     0.29%        23.9      0.56%
  Consumer .....................................       158.5(1)  3.87%(1)    129.0     3.02%       101.9      2.78%
                                                      ------     -----      ------     ----       ------      ----
    Total ......................................      $635.4     2.05%      $278.7     1.40%      $207.4      1.17%
                                                      ======     ====       ======     ====       ======      ====
-------------------------------------------------------------------------------------------------------------------

(1) For these calculations, certain finance receivables held for sale and the associated past due and non-performing balances are included.

      Non-performing assets reflect both finance receivables on non-accrual status and assets received in satisfaction of loans.

      The increase in our overall delinquency and non-performing asset ratio was in a large part due to the acquired Newcourt portfolios which carry a higher level of delinquency and non-performing assets. In 1999, Equipment Financing and Leasing past due loans increased, however non-performing assets remained relatively stable at 1.29%. The increase in 1999 Equipment Financing and Leasing past dues included three commercial aircraft that became past due in the fourth quarter. We believe the carrying values are adequately supported by the underlying aircraft collateral.

      The 1999 increase in Consumer delinquencies and non-performing assets reflects increases in the manufactured housing portfolio, whereas the increase in Consumer delinquencies and non-performing assets from 1997 to 1998 primarily relates to the seasoning of home equity receivables and the growth and expansion of the wholesale inventory financing product line. During 1998, Equipment Financing and Leasing non-performing assets increased to a more normal level from the particularly low 1997 year-end balance.

Income Taxes

      The provision for federal, state and local and foreign income taxes totaled $207.6 million in 1999, compared with $185.0 million in 1998, and $178.0 million in 1997. The effective income tax rate for 1999 declined to 34.8%, compared with 35.3% in 1998, and 36.5% in 1997, primarily as a result of lower state and local taxes.

Results by Business Segment

      Net income for 1999 improved $50.6 million or 14.9% from 1998, as all of our original business segments improved from 1998. Both the Equipment Financing and Leasing and Commercial Finance segments improved approximately 19% from 1998, due to the continuation of strong asset growth. The Commercial Finance segment results also reflected the Heller and Congress acquisitions. The Consumer segment earnings grew by 35% and benefited from improved efficiency and gains on receivable sales. The increased corporate expense in 1999 over 1998 included higher goodwill amortization, higher corporate interest expense and the absence of venture capital investment gains.

      The 1998 net income improved $28.7 million, or 9.3% from 1997, as the 18.7% earnings improvement in the Equipment Financing and Leasing segment was mitigated by the more modest earnings growth of 5.6% in the Commercial Finance segment and a $5.3 million reduction in net income from the prior year in the Consumer segment reflecting higher net credit losses. See Note 22 -- "Business Segment Information" for summarized segment financial data.

Financing and Leasing Assets

      Our managed assets grew $24.2 billion (92.4%), of which $21.4 billion was acquired in the Newcourt acquisition, to $50.4 billion in 1999, and $3.9 billion (17.3%) to $26.2 billion in 1998. Financing and leasing assets grew $16.7 billion (70.4%) to $40.4 billion in 1999, and grew $3.7 billion (18.7%) to $23.7 billion in 1998. Managed assets include finance receivables, operating lease equipment, finance receivables held for sale, certain investments, and finance receivables previously securitized and still managed by us. In connection with the Newcourt acquisition and business integration, certain receivables were transferred at December 31, 1999 between Vendor Technology Finance (formerly Newcourt Financial) and Equipment Financing, and from Structured Finance (formerly Newcourt Capital) to Capital Finance.

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table, including the transfers between business units.

                                                    At December 31,                     % Change
                                         ---------------------------------      -------------------------
                                            1999        1998        1997        '99 vs. '98    '98 vs.'97
                                            ----        ----        ----        -----------    ----------
                                                Dollars in Millions
Equipment Financing:
  Finance receivables (1) ..........     $10,899.3   $ 8,497.6   $ 7,403.4         28.3%          14.8%
  Operating lease equipment, net (2)       1,066.2       765.1       623.8         39.4%          22.7%
                                         ---------   ---------   ---------         ----           ----
    Total ..........................      11,965.5     9,262.7     8,027.2         29.2%          15.4%
                                         ---------   ---------   ---------         ----           ----
Capital Finance:
  Finance receivables (1) ..........       1,838.0     1,655.4     1,755.5         11.0%          (5.7)%
  Operating lease equipment, net ...       2,931.8     1,982.0     1,251.8         47.9%          58.3%
  Liquidating portfolio (3) (4) ....         281.4       466.9       675.2        (39.7)%        (30.9)%
                                         ---------   ---------   ---------         ----           ----
    Total ..........................       5,051.2     4,104.3     3,682.5         23.1%          11.5%
                                         ---------   ---------   ---------         ----           ----
  Total Equipment Financing
    and Leasing Segment ............      17,016.7    13,367.0    11,709.7         27.3%          14.2%
                                         ---------   ---------   ---------         ----           ----
Vendor Technology Finance:
  Finance receivables (1) ..........       7,488.9          --          --           --             --
  Operating lease equipment, net (2)       2,108.8          --          --           --             --
                                         ---------   ---------   ---------         ----           ----
    Total ..........................       9,597.7          --          --           --             --
                                         ---------   ---------   ---------         ----           ----
Structured Finance
  Finance receivables (1) ..........       1,933.9          --          --           --             --
                                         ---------   ---------   ---------         ----           ----
  Total Newcourt Segment ...........      11,531.6          --          --           --             --
                                         ---------   ---------   ---------         ----           ----
Commercial Services ................       4,165.1     2,481.8     2,113.1         67.8%          17.4%
Business Credit ....................       2,837.0     2,514.4     2,137.7         12.8%          17.6%
                                         ---------   ---------   ---------         ----           ----
  Total Commercial
     Finance Segment ...............       7,002.1     4,996.2     4,250.8         40.1%          17.5%
                                         ---------   ---------   ---------         ----           ----
  Total Commercial Segments ........      35,550.4    18,363.2    15,960.5         93.6%          15.1%
                                         ---------   ---------   ---------         ----           ----
Home equity ........................       2,215.4     2,244.4     1,992.3         (1.3)%         12.7%
Manufactured housing ...............       1,666.9     1,417.5     1,125.7         17.6%          25.9%
Recreational vehicles ..............         361.2       744.0       501.9        (51.5)%         48.2%
Liquidating portfolio (5) ..........         462.8       848.4       313.1        (45.5)%        171.0%
                                         ---------   ---------   ---------         ----           ----
  Total Consumer Segment ..........       4,706.3     5,254.3     3,933.0        (10.4)%         33.6%
                                         ---------   ---------   ---------         ----           ----
  Other - Equity Investments .......         137.3        81.9        65.8         67.6%          24.5%
                                         ---------   ---------   ---------         ----           ----
  Total Financing and Leasing
     Portfolio Assets ..............      40,394.0    23,699.4    19,959.3         70.4%          18.7%
                                         ---------   ---------   ---------         ----           ----
Finance receivables previously
   securitized:
  Commercial .......................       7,471.5          --          --           --             --
  Consumer .........................       2,567.8     2,516.9     2,385.6          2.0%           5.5%
                                         ---------   ---------   ---------         ----           ----
  Total ............................      10,039.3     2,516.9     2,385.6        298.9%           5.5%
                                         ---------   ---------   ---------         ----           ----
  Total Managed Assets .............     $50,433.3   $26,216.3   $22,344.9         92.4%          17.3%
                                         =========   =========   =========         ====           ====
-------------------------------------------------------------------------------------------------------

(1) At December 31, 1999, finance receivables of $2,149.4 million were transferred to Equipment Financing from Vendor Technology Finance and $229.4 million were transferred to Vendor Technology Finance from Equipment Financing. Additionally, $231.3 million of finance receivables were transferred to Capital Finance from Structured Finance.

(2) At December 31, 1999, net operating lease equipment of $208.4 million was transferred to Equipment Financing from Vendor Technology Finance and $4.4 million was transferred to Vendor Technology Finance from Equipment Financing.

(3) Consists primarily of ocean going maritime and project finance. We discontinued marketing to these sectors in 1997.

(4) Operating lease equipment, net, of $19.1 million, $27.0 million and $30.0 million are included in the liquidating portfolio for 1999, 1998, and 1997, respectively.

(5) In 1999, we decided to exit the recreational boat and wholesale loan product lines. Prior year balances have been conformed to current year presentation.

      Based on strong new business volume plus the Newcourt acquisition, which added $21.4 billion in managed assets, and the Heller and Congress purchases, the Commercial segments' managed assets grew by $24.7 billion in 1999 to $43.0 billion in 1999. Including the Heller and Congress purchases, the Commercial
Finance segment grew 40.1% from 1998 to 1999. Excluding the liquidating portfolio and the transfers between business units, the Equipment Financing and Leasing segment grew 11.4% in 1999. Total commercial segments grew 15.1% from 1997 to 1998. Growth in finance receivables was principally due to increases in transportation, construction and the purchase of a telecommunications leasing portfolio.

      Consumer managed assets decreased to $7.3 billion in 1999 from $7.8 billion in 1998. This decrease reflects the whole loan sales of certain receivables and our decision to exit two product lines, recreational boat and wholesale financing, to concentrate on our remaining core consumer product lines. The Consumer segment managed assets grew 23.0% in 1998, reflecting strong home equity originations and strong growth in new business volume, particularly in recreational vehicle financing.

Concentrations

Financing and Leasing Assets Composition

      Our ten largest financing and leasing asset accounts in the aggregate represented 3.7% of our total financing and leasing assets at December 31, 1999, and 4.5% at December 31, 1998. All ten accounts were commercial accounts and were secured by equipment, accounts receivable and/or inventory.

Geographic Composition

      The following table presents our financing and leasing assets by customer location.

                                                At December 31,
                                   -----------------------------------------
                                          1999                  1998
                                   ------------------     ------------------
                                   Amount     Percent     Amount     Percent
                                   ------     -------     ------     -------
                                              Dollars in Millions

United States
  Northeast ..................   $ 8,145.1      20.2%   $ 5,143.9      21.7%
  West .......................     7,517.2      18.6      5,583.2      23.6
  Midwest ....................     6,966.8      17.2      4,895.3      20.7
  Southeast ..................     5,318.5      13.2      3,492.3      14.7
  Southwest ..................     4,387.0      10.9      2,993.3      12.6
                                 ---------      ----    ---------      ----
  Total United States ........    32,334.6      80.1     22,108.0      93.3
                                 ---------      ----    ---------      ----
Foreign
  Canada .....................     3,163.4       7.8        100.5       0.4
  All other ..................     4,896.0      12.1      1,490.9       6.3
                                 ---------      ----    ---------      ----
  Total ......................   $40,394.0     100.0%   $23,699.4     100.0%
                                 =========     =====    =========     =====

      Our managed asset geographic diversity does not differ significantly from our owned asset geographic diversity.

      Our financing and leasing asset portfolio in the United States is diversified by state. At December 31, 1999, with the exception of California (10.1%), Texas (7.7%), and New York (6.9%), no state represented more than 4.8% of financing and leasing assets. Our 1997 managed and owned asset geographic composition did not significantly differ from our 1998 managed and owned asset geographic composition.

      Financing and leasing assets to foreign obligors totaled $8.1 billion at December 31, 1999. After Canada, $3.2 billion (7.83% of financing and leasing assets), the largest foreign exposures were to England, $1.6 billion (4.00%), and Australia, $397.6 million (0.98%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than 0.77% of financing and leasing assets.

      At December 31, 1998, financing and leasing assets to foreign obligors totaled $1.6 billion. The largest exposures at December 31, 1998 were to obligors in Belgium, $142.4 million (0.60% of financing and leasing assets), and France, $136.4 million (0.58%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than 0.44%.

Industry Composition

      The following table presents our financing and leasing assets by major industry class.

                                                      At December 31,
                                        ----------------------------------------
                                                1999                  1998
                                        ------------------    ------------------
                                        Amount     Percent    Amount     Percent
                                        ------     -------    ------     -------
                                                   Dollars in Millions

Manufacturing(1)
   (none greater than 4.2%) .......... $ 8,566.5    21.2%   $ 5,117.0    21.6%
Retail (2) ...........................   5,194.1    12.9      1,882.1     7.9
Transportation (3) ...................   3,348.2     8.3      1,777.6     7.5
Commercial airlines (4) ..............   3,091.2     7.7      2,325.4     9.8
Construction equipment ...............   2,697.0     6.7      1,947.4     8.2
Home mortgage ........................   2,215.4     5.5      2,244.4     9.5
Manufactured housing .................   1,666.9     4.1      1,417.5     6.0
Wholesaling ..........................   1,303.6     3.2        976.5     4.1
Financial institutions ...............   1,205.3     3.0        316.5     1.4
Other (none greater than 3.0%) .......  11,105.8    27.4      5,695.0    24.0
                                       ---------   -----     --------   -----
Total ................................ $40,394.0   100.0%   $23,699.4   100.0%
                                       =========   =====     ========   =====
--------------------------------------------------------------------------------
(1) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products, and other industries.

(2) Includes retailers of apparel (4.0%) and trade and building materials (3.5%), both increasing from 1998 due to 1999 acquisitions.

(3) Includes rail, bus, and over-the-road trucking industries, and business aircraft.

(4) See "Commercial Airline Industry" for a discussion of the commercial airline portfolio.

      Our 1997 managed and owned asset industry composition did not differ significantly from our 1998 managed and owned asset industry composition.

Commercial Airline Industry

      Commercial airline financing and leasing assets totaled $3.1 billion (7.7% of our total financing and leasing assets) and 264 aircraft at December 31, 1999 compared with $2.3 billion (9.8%) and 206 aircraft in 1998. The acquisition of Newcourt increased our portfolio by approximately $0.4 billion, represented by 71 aircraft. Our portfolio is secured by commercial aircraft and related equipment. From 1992 through mid-1997, we limited the growth of our aerospace portfolio due to weakness in the commercial airline industry, industry overcapacity and declining equipment values. In 1997, we decided to resume growing the aerospace portfolio, but will continue to monitor this growth relative to our total financing and leasing assets. We continue to reduce our Stage II exposure so that 97.6% of our portfolio at December 31, 1999 consists of Stage III aircraft versus 96.6% at December 31, 1998. All of our Stage II aircraft are currently deployed outside the continental United States.

      We continue to shift our commercial aircraft product mix from secured financings to operating lease equipment, relying on our strong industry and equipment management and remarketing expertise to compete effectively in commercial aircraft operating lease transactions. Operating lease transactions accounted for 49.4% of the total commercial airline portfolio outstanding at December 31, 1999, 47.1% at December 31, 1998, and 39.6% at December 31, 1997.
During 1999, we entered into agreements with both Airbus Industries and the Boeing Company to purchase a total of 40 aircraft, for a total commitment of approximately $2.0 billion, with options to acquire additional units. Deliveries of these new aircraft are scheduled to take place over a five year period starting in the fourth quarter of 2000.

Risk Management

      Our business activities contain various elements of risk. We consider the principal types of risk to be credit risk (including credit, collateral and equipment risk) and market risk (including interest rate, foreign currency and liquidity risk).

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

      In response to our growing businesses, a corporate credit risk management group, which reports to the Chief Risk Officer, was formed in the fourth quarter of 1999 to oversee and manage credit risk throughout CIT. This group's structure includes senior credit executive alignment with each of the business units, as well as a senior executive with corporate-wide asset recovery and work-out responsibilities. This group reviews non-traditional transactions and transactions which are outside of established target market definitions and risk acceptance criteria or which exceed the strategic business units' credit authority. In addition, an executive credit committee ("ECC"), which includes the Chairman and Chief Executive Officer, the Chief Risk Officer, and three members of the corporate credit risk management group, approves credits that are beyond the authority of the business units. The credit risk management group also includes an independent credit audit function, which previously was part of our internal audit group.

      Each of our strategic business units has developed and implemented a formal credit management process in accordance with formal uniform guidelines established by the credit risk management group. These guidelines set forth risk acceptance criteria for:

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

      For small ticket business originated in our Vendor Technology Finance business unit and the Consumer segment, we utilize automated credit scoring capabilities. The Vendor Technology Finance capability, which was acquired in the Newcourt purchase, dates back to the late 1980s. In these proprietary models, we utilize statistical techniques in analyzing customer attributes, including industry and corporate data, trade payment history, and other credit bureau information. Model scores are measured against actual delinquency and loss experience. Modifications are made to the models based upon this monitoring effort as appropriate.

      Compliance with established corporate policies and procedures and the credit management processes at each strategic business unit are reviewed by the credit audit group. The credit audit group examines adherence with established credit policies and procedures and tests for inappropriate credit practices, including whether potential problem accounts are being detected and reported on a timely basis. The credit audit group reports to the Chief Risk Officer and to the Audit Committee.

      Commercial. We have developed systems specifically designed to effectively manage credit risk in our Commercial segments. The process starts with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including collecting past due balances and liquidating underlying collateral.

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

      We review and monitor credit exposures on an ongoing basis to identify, as early as possible, those customers that may be experiencing declining creditworthiness or financial difficulty, and periodically evaluate our Commercial segments' finance receivables based upon credit criteria developed under our uniform credit grading system. We monitor concentrations by borrower, industry, geographic region and equipment type and management adjusts limits as conditions warrant to seek to minimize the risk of credit loss.

      Our Asset Quality Review committee is comprised of members of senior management, including the Chief Risk Officer, the Executive Vice President-Credit Administration and the Chief Financial Officer. Periodically, this committee will meet with the Chairman and Chief Executive Officer of CIT to review, among other topics, levels of geographic, industry and customer concentrations. In addition, the Committee periodically meets with senior executives of our strategic business units and corporate credit risk management group to review the status of financing and leasing assets greater than $500,000 to obligors with higher risk profiles.

      Consumer. For consumer loans, our management has developed and implemented proprietary automated credit scoring models for each loan type that include both customer demographics and credit bureau characteristics. The profiles emphasize, among other things, occupancy status, length of residence, length of employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information and combined loan to value ratio. The models are used to assess a potential borrower's credit standing and repayment ability considering the value or adequacy of property offered as collateral. Our credit criteria include reliance on credit scores, including those based upon both our proprietary internal credit scoring model and external credit bureau scoring, combined with judgment. The credit scoring models are regularly reviewed for effectiveness utilizing statistical tools. We regularly evaluate the consumer loan portfolio using past due, vintage curve and other statistical tools to analyze trends and credit performance by loan type, including analysis of specific credit characteristics and other selected subsets of the portfolios. Adjustments to credit scorecards and lending programs are made when deemed appropriate. Individual underwriters are assigned credit authority based upon their experience, performance and understanding of the underwriting policies and procedures of our consumer operations and a credit approval hierarchy exists to ensure that all applications are reviewed by an underwriter with the appropriate level of authority.

      See "Reserve and Provision for Credit Losses/Credit Quality".

Market Risk Management

      Market risk is the risk of loss arising from changes in values of financial instruments including interest rate risk, foreign exchange risk, derivative credit risk and liquidity risk. We engage in transactions, in the normal course of business, that expose us to market risks and we maintain management practices and policies designed to effectively mitigate such risks.

      Our Capital Committee sets policies, oversees and guides the interest rate and currency risk management process, including establishment and monitoring of risk metrics, and ensures the implementation of those policies. Other risks monitored by the Capital Committee include derivative credit risk and liquidity risk. The Capital Committee is comprised of members of senior management including the Chairman and Chief Executive Officer, the Chief Financial Officer, the Treasurer, and the Controller. Business unit executives also serve on the Capital Committee on a rotational basis.

      We seek to preserve company value by hedging changes in future expected net cash flows and/or by decreasing the cost of capital. Strategies for managing market risks associated with changes in interest rates and foreign exchange rates are an integral part of the process, since those strategies affect our future expected cash flows as well as our cost of capital.

      Interest Rate and Foreign Exchange Risk Management. We offer a variety of financing products to our customers including fixed and floating rate loans of various maturities and currency denominations, and a variety of leases, including operating leases. Changes in market interest rates, or in the relationships between short-term and long-term market interest rates, or in the relationships between different interest rate indices (i.e., basic risk), can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, which can result in an increase in interest expense relative to finance income. We measure our asset/liability position in both economic terms and by its periodic effect on earnings using maturity gap analysis and duration analysis.

      A matched position is generally achieved through a combination of on- and off-balance sheet financial instruments, including the issuance of commercial paper and medium and long-term debt, interest rate and currency swaps, foreign exchange contracts, syndication and securitization. We do not speculate on interest rates and foreign exchange rates, but rather seek to mitigate the possible impact of such rate fluctuations encountered in the normal course of business. This is an ongoing process due to prepayments, refinancings, actual payments varying from contractual terms, as well as other portfolio dynamics.

      We periodically enter into structured financings (involving both the issuance of debt and an interest rate swap with corresponding notional principal amount and maturity) that not only improve liquidity and reduce interest rate risk, but result in a lower overall funding cost than could be achieved by solely issuing debt.

      Interest rate swaps with notional principal amounts of $8.8 billion at December 31, 1999 and $4.3 billion at December 31, 1998 were designated as hedges against outstanding debt and were principally used to convert the interest rate on variable rate debt to a fixed rate that sets our fixed rate term debt borrowing cost over the life of the swap. These hedges reduce our exposure to rising interest rates, but also reduce the benefits from lower interest rates.

      A comparative analysis of the weighted average principal outstanding and interest rates paid on our debt before and after the effect of interest rate swaps is shown in the following table.

                                                            At December 31,
                                        ----------------------------------------------------------
                                                               Before Swaps
                                        ----------------------------------------------------------
                                              1999                 1998                1997
                                        ------------------  ------------------  ------------------
                                                           Dollars in Millions
Commercial paper and variable rate
   senior notes ..................      $11,896.2    5.26%  $ 9,672.6    5.53%  $ 9,574.2    5.61%
Fixed rate senior and subordinated
   notes .........................       10,115.1    6.47%    7,476.5    6.31%    5,497.6    6.52%
                                        ---------    ----   ---------   ----    ---------    ----
Composite ........................      $22,011.3    5.71%  $17,149.1    5.87%  $15,071.8    5.94%
                                        =========    ====   =========   ====    =========    ====

                                                             At December 31,
                                        ----------------------------------------------------------
                                                               After Swaps
                                        ----------------------------------------------------------
                                              1999                 1998                1997
                                        ------------------  ------------------  ------------------
                                                           Dollars in Millions
Commercial paper and variable rate
   senior notes ..................      $ 8,977.7    5.32%  $ 7,069.9    5.47%  $ 6,443.2    5.54%
Fixed rate senior and subordinated
   notes .........................       13,033.6    6.25%   10,079.2    6.39%    8,628.6    6.52%
                                        ---------    ----   ---------    ----   ---------    ----
Composite ........................      $22,011.3    5.87%  $17,149.1    6.01%  $15,071.8    6.10%
                                        =========    ====   =========    ====   =========    ====

      The weighted  average  composite  interest rate after swaps in each of the years presented increased from the composite interest rate before swaps primarily because a larger proportion of our debt, after giving effect to interest rate swaps, was subject to a fixed interest rate. However, the weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred had we chosen to manage interest rate risk without the use of such swaps. Derivatives are discussed further in Note 8 "Derivative Financial Instruments" of Item 8. Financial Statements and Supplementary Data.

      The acquisition of Newcourt has expanded our global presence, with operations in North America, South America, Europe, Asia and Australia. Our foreign operations are funded through both local currency borrowings and U.S. dollar borrowings which are converted to local currency through the use of foreign exchange forward contracts or cross-currency swaps. At December 31, 1999, $2.9 billion in notional principal amount of foreign exchange forwards and $1.5 billion in notional principal amount of cross-currency swaps were designated as currency-related debt hedges.

      We also utilize foreign exchange forward contracts to hedge our net investments in foreign operations. Translation gains and losses of the underlying foreign net investment, as well as offsetting hedge gains or losses on designated hedges, are reflected in other comprehensive income as a separate component of equity in the Consolidated Balance Sheets. As of December 31, 1999, $0.9 billion in notional principal of foreign exchange forwards were designated as hedges of net investments in foreign operations.

      We regularly monitor and simulate through computer modeling our degree of interest rate sensitivity by measuring the repricing characteristics of interest-sensitive assets, liabilities, and off-balance sheet derivatives. The Capital Committee reviews the results of this modeling monthly. The interest rate sensitivity modeling techniques employed by us include the creation of prospective twelve month "baseline" and "rate shocked" net interest income simulations. At the date that interest rate sensitivity is modeled, "baseline" net interest income is derived considering the current level of interest-sensitive assets and related run-off (including both contractual repayment and historical prepayment experience), the current level of interest-sensitive liabilities and related maturities and the current level of off-balance sheet derivatives. The "baseline" simulation assumes that, over the next successive twelve months, market interest rates (as of the date of simulation) are held constant and that no new loans are extended. Once the "baseline" net interest income is calculated, market interest rates, which were previously held constant, are raised 100 basis points instantaneously and parallel across the entire yield curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net interest income.

      Utilizing our computer modeling, if no new fixed rate loans or leases were extended and no actions to alter the existing interest rate sensitivity were taken subsequent to December 31, 1999, an immediate hypothetical 100 basis point parallel rise in the yield curve on January 1, 2000 would increase net income by an estimated $1.4 million after-tax over the next twelve months. Although management believes that this measure provides a meaningful estimate of our interest rate sensitivity, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the potential outcome simulated by our computer modeling. Further, it does not necessarily represent management's current view of future market interest rate movements.

      Derivative Risk Management. We manage our derivative positions so that the exposure to interest rate, credit or foreign exchange risk is in accordance with the overall operating goals established by our Capital Committee. A list of diversified, creditworthy counterparties used for derivative financial instruments, each of whom has specific credit exposure limits, which are based on market value, is maintained. The Capital Committee approves each counterparty and its related market value and credit exposure limit annually, or more frequently if any changes are recommended. Credit exposures for each counterparty are measured based upon market value of the outstanding derivative instruments. Market values are calculated periodically for each type of contract, summarized by counterparty and reported to the Capital Committee.

      We assess and manage the risks associated with derivative instruments, which can be categorized as 1) external and 2) internal risks. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk and legal risk. Internal risk relates to those operational risks within the management oversight structure, and includes action taken in contravention of CIT policy.

      The primary external risk of derivative instruments is counterparty credit exposure, which is the market value of the derivative contract and the ability of the counterparty to perform its payment obligation under the agreement. We control the credit risk of our derivative agreements through credit approvals, exposure limits, and monitoring procedures. All derivative agreements are with major money center financial institutions rated investment grade by nationally recognized rating agencies with the majority of our counterparties being rated "AA" or better.

      We maintain a variety of controls to address potential internal risks, with such controls intended to effectively guard against policy violations. Among the internal controls are approved authorization limits and segregation of duties.

      Liquidity Risk Management. Liquidity risk refers to the risk of CIT being unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding. The primary funding sources are commercial paper (U.S., Canada and Australia), medium-term notes (U.S., Canada and Europe) and asset-backed securities (U.S. and Canada). We also maintain committed bank lines of credit aggregating $8.4 billion to provide back-stop support of commercial paper borrowings and approximately $392 million of local bank lines to support our international operations. Additional sources of liquidity are loan and lease payments from customers and wholeloan asset sales and syndications. At December 31, 1999, $21.2 billion of registered, but unissued, debt securities remained available under shelf registration statements, including $2.0 billion of European Medium-Term Notes.

      To ensure uninterrupted access to capital, we maintain strong investment grade ratings as outlined below:

                                                       Short Term      Long Term
                                                       ----------      ---------
         Moody's ..................................        P-1            A1
         Standard & Poor's ........................        A-1            A+
         Duff & Phelps ............................       D-1+            AA-
         Dominion Bond Rating Service .............     R-1 (mid)       A (mid)

      As part of our continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, recreational vehicle and general equipment finance receivables of $1.5 billion were securitized during 1999. We securitized recreational vehicle, home equity and recreational boat finance receivables of $866.0 million in 1998. The increase in securitization activity from 1998 to 1999 was primarily due to additional activity from the former Newcourt operations, which have established securitization vehicles and relationships with institutional investors in the U.S. and Canada to insure broad market access. It is our intention to continue this commercial securitization activity, though at a lower level of total funding than done by Newcourt prior to the acquisition.

      At December 31, 1999, we had $4.3 billion of registered, but unissued, securities available under shelf registration statements relating to our asset-backed securitization program.

      We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability. Among the target ratios are commercial paper as a percentage of total debt and committed bank line coverage of outstanding commercial paper.

Capitalization

      The following table presents information regarding our capital structure.

                                                                                   At December 31,
                                                                             -----------------------------
                                                                                1999               1998
                                                                             ---------           ---------
                                                                                 Dollars in Millions
Commercial paper .........................................................   $ 8,974.0           $ 6,144.1
Term debt ................................................................    26,399.5            12,507.3
Company-obligated mandatorily redeemable preferred securities
  of subsidiary trust holding solely debentures of the Company ...........       250.0               250.0
Stockholders' equity .....................................................     5,554.4             2,701.6
                                                                             ---------           ---------
Total capitalization .....................................................   $41,177.9           $21,603.0
                                                                             =========           =========
Total debt (excluding overnight deposits) to stockholders' equity and
  Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely debentures of the Company ..............       5.96x               6.32x
Total debt (excluding overnight deposits) to tangible stockholders'
  equity and Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding solely
  debentures of the Company ..............................................       8.75x               6.82x
Tangible stockholders' equity and Company-obligated
  mandatorily redeemable preferred securities of subsidiary trust
   holding solely debentures of the Company to managed assets ............        7.8%               10.4%

      The Company-obligated mandatorily redeemable preferred securities are 7.70% Preferred Capital Securities of CIT Capital Trust I, a wholly-owned subsidiary of ours. CIT Capital Trust I invested the proceeds of that issue in Junior Subordinated Debentures of CIT having identical rates and payment dates.

      On November 15, 1999, we issued 76,428,304 shares of CIT common stock and 27,577,082 exchangeable shares of CIT Exchangeco Inc. (exchangeable on a one-for-one basis for shares of CIT common stock) under the terms of the Newcourt acquisition. This issuance reflected an exchange ratio of .70 shares of our common stock for the 148,536,081 outstanding common shares of Newcourt. Canadian resident holders of Newcourt common shares were permitted to elect to receive exchangeable shares issued by CIT Exchangeco in lieu of CIT common stock in order to defer recognizing any taxable gain or loss on the acquisition. Prior to the acquisition, we amended our Certificate of Incorporation to rename and combine our Class A Common Stock and Class B Common Stock as Common Stock, which is now the only class of common stock outstanding. Following the transaction, the former CIT shareholders owned approximately 61% of the combined company, and the former Newcourt shareholders owned approximately 39% of the combined company. At December 31, 1999, DKB, our largest shareholder, owned approximately 26.8% of our outstanding common stock (including the exchangeable shares). CIT also acquired two factoring operations during 1999 for cash. All of these acquisitions were accounted for using the purchase method of accounting. See
Note 3 -- "Acquisitions" for further discussion of 1999 acquisitions.

Recent Accounting Pronouncements

      During 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133". SFAS 137 delayed the implementation of SFAS 133, which is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Due to the additional derivative instruments acquired in the Newcourt purchase, we have not yet finalized the evaluation of the impact of SFAS 133.

Year 2000 Compliance

      We successfully completed our Year 2000 transition and to date we have not experienced any Year 2000 operational problems in our Information Technology
(IT) systems and our non-IT systems. We have not received indications from any material third party or material borrower that they have experienced any Year 2000 problems. Although we do not anticipate that Year 2000 problems will arise in our operations, we may continue to be exposed to Year 2000 risks from third parties.

      The total cost, excluding expenses incurred by Newcourt prior to the acquisition, of our Year 2000 project was approximately $6.7 million. This amount included the costs of additional hardware, software and technology consultants, as well as the cost of our systems professionals dedicated to achieving Year 2000 compliance for IT systems.

Item 8. Financial Statements and Supplementary Data.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of

The CIT Group, Inc.:

      We have audited the accompanying consolidated balance sheets of The CIT Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The CIT Group, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                                        KPMG LLP

Short Hills, New Jersey
February 2, 2000

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              December 31,
                                                                       -----------------------
                                                                        1999              1998
                                                                       -----             -----
                                                                          Dollars in Millions
                                     Assets
Financing and leasing assets
Loans and leases
    Commercial .................................................       $27,119.2       $15,589.1
    Consumer ...................................................         3,887.9         4,266.9
                                                                       ---------       ---------
      Finance receivables ......................................        31,007.1        19,856.0
Reserve for credit losses ......................................          (446.9)         (263.7)
                                                                       ---------       ---------
    Net finance receivables ....................................        30,560.2        19,592.3
Operating lease equipment, net .................................         6,125.9         2,774.1
Finance receivables held for sale ..............................         3,123.7           987.4
Cash and cash equivalents ......................................         1,073.4            73.6
Goodwill .......................................................         1,850.5           216.5
Other assets ...................................................         2,347.4           659.2
                                                                       ---------       ---------
      Total assets .............................................       $45,081.1       $24,303.1
                                                                       =========       =========

                      Liabilities and Stockholders' Equity

Debt
Commercial paper ...............................................       $ 8,974.0       $ 6,144.1
Variable rate senior notes .....................................         7,147.2         4,275.0
Fixed rate senior notes ........................................        19,052.3         8,032.3
Subordinated fixed rate notes ..................................           200.0           200.0
                                                                       ---------       ---------
      Total debt .............................................          35,373.5        18,651.4
Credit balances of factoring clients ...........................         2,200.6         1,302.1
Accrued liabilities and payables ...............................         1,191.8           694.3
Deferred federal income taxes ..................................           510.8           703.7
                                                                       ---------       ---------
      Total liabilities ......................................          39,276.7        21,351.5
Company-obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely debentures of the Company ..           250.0           250.0
Stockholders' equity
Common stock ...................................................             2.7             1.7
Paid-in capital ................................................         3,521.8           952.5
Retained earnings ..............................................         2,097.6         1,772.8
Accumulated other comprehensive income .........................             2.8              --
Treasury stock at cost .........................................           (70.5)          (25.4)
                                                                       ---------       ---------
      Total stockholders' equity .............................           5,554.4         2,701.6
                                                                       ---------       ---------
      Total liabilities and stockholders' equity .............         $45,081.1       $24,303.1
                                                                       =========       =========

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                               Years Ended December 31,
                                                                       --------------------------------------
                                                                          1999           1998          1997
                                                                        --------       --------     --------
                                                                                   Dollars in Millions
                                                                               (except per share amounts)

Finance income ....................................................     $2,565.9       $2,015.1     $1,824.7
Interest expense ..................................................      1,293.4        1,040.8        937.2
                                                                        --------       --------     --------
    Net finance income ............................................      1,272.5          974.3        887.5
Depreciation on operating lease equipment .........................        355.1          169.5        146.8
                                                                        --------       --------     --------
    Net finance margin ............................................        917.4          804.8        740.7
Fees and other income .............................................        350.8          255.4        247.8
Gain on sale of equity interest acquired in loan workout ..........           --             --         58.0
                                                                        --------       --------     --------
    Operating revenue .............................................      1,268.2        1,060.2      1,046.5
                                                                        --------       --------     --------
Salaries and general operating expenses ...........................        516.0          407.7        420.0
Provision for credit losses .......................................        110.3           99.4        113.7
Goodwill amortization .............................................         25.7           10.1          8.4
Minority interest in subsidiary trust holding solely
    debentures of the Company .....................................         19.2           19.2         16.3
                                                                        --------       --------     --------
    Operating expenses ............................................        671.2          536.4        558.4
                                                                        --------       --------     --------
    Income before provision for income taxes ......................        597.0          523.8        488.1
Provision for income taxes ........................................        207.6          185.0        178.0
                                                                        --------       --------     --------
    Net income ....................................................     $  389.4       $  338.8     $  310.1
                                                                        ========       ========     ========
Net income per basic share ........................................     $   2.24       $   2.09     $   1.96
Net income per diluted share ......................................     $   2.22       $   2.08     $   1.95

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              Accumulated
                                                  Class B                                        Other          Total
                                       Common     Common     Paid-in  Treasury   Retained    Comprehensive  Stockholders'
                                        Stock      Stock     Capital    Stock    Earnings       Income         Equity
                                      --------    -------    -------   -------   --------    -------------  ------------
                                                                     Dollars in Millions

Balance, December 31, 1996 .........   $250.0       $ --   $  573.3    $   --     $1,252.1       $  --         $2,075.4
Net income .........................                                                 310.1                        310.1
Cash dividends .....................                                                 (79.3)                       (79.3)
Recapitalization to Class B
  common stock shares ..............   (250.0)       1.6      248.4                                                  --
Twenty percent of Class B
  common shares bought
  pursuant to option agreement .....                (0.3)              (808.0)                                   (808.3)
Conversion of Class B treasury
  stock shares to common stock
  shares and issuance of
  common stock to the public .......      0.3                           808.0                                     808.3
Issuance of underwriter's
  overallotment of common
  stock shares, net ................      0.1                 117.6                                               117.7
Restricted common stock
  grants ...........................                            9.0                                                 9.0
                                       ------       ----   --------    ------     --------       -----         --------
Balance, December 31, 1997 .........      0.4        1.3      948.3        --      1,482.9          --          2,432.9
Net income .........................                                                 338.8                        338.8
Cash dividends .....................                                                 (48.9)                       (48.9)
Conversion of Class B common
  stock to common stock ............      1.3       (1.3)                                                            --
Repurchase of common stock .........                                    (25.4)                                    (25.4)
Costs relating to common
  stock offering ...................                           (1.0)                                               (1.0)
Restricted common stock grants .....                            5.2                                                 5.2
                                       ------       ----   --------    ------     --------       -----         --------
Balance, December 31, 1998 .........      1.7         --      952.5     (25.4)     1,772.8          --          2,701.6
Net income .........................                                                  389.4                        389.4
Foreign currency translation
  adjustments .....................                                                                0.3              0.3
Unrealized gain on equity and
  securitization investments,
  net .............................                                                                2.5              2.5
                                                                                                               --------
Total comprehensive income ........                                                                               392.2
                                                                                                               --------
Cash dividends .....................                                                 (64.6)                       (64.6)
Repurchase of common stock .........                                    (45.1)                                    (45.1)
Issuance of common stock and
  exchangeable shares in
  connection with the
  Newcourt acquisition .............      1.0               2,562.7                                             2,563.7
Restricted common stock grants .....                            6.6                                                 6.6
                                       ------       ----     ------    ------     --------       -----         --------
Balance, December 31, 1999 .........   $  2.7       $ --   $3,521.8    $(70.5)    $2,097.6       $ 2.8         $5,554.4
                                       ======       ====   ========    ======     ========       =====         ========

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                      -----------------------------------------
                                                                          1999          1998           1997
                                                                         -----          -----          -----
                                                                                  Dollars in Millions
Cash flows from operations
Net income ........................................................    $   389.4      $   338.8      $   310.1
Adjustments to reconcile net income to net cash flows
  from operations:
    Provision for credit losses ...................................        110.3           99.4          113.7
    Depreciation and amortization .................................        402.8          195.9          168.6
    Provision for deferred federal income taxes ...................        163.5          100.2           80.3
    Gains on asset and receivable sales ...........................       (109.3)         (75.1)        (137.7)
    Increase in accrued liabilities and payables ..................        221.2           34.2           66.1
    Increase in other assets ......................................       (125.6)         (89.2)         (54.0)
    Other .........................................................         33.9           11.0            8.0
                                                                       ---------      ---------      ---------
      Net cash flows provided by operations .......................      1,086.2          615.2          555.1
                                                                       ---------      ---------      ---------

Cash flows from investing activities
Loans extended ....................................................    (39,657.9)     (35,818.9)     (33,332.9)
Collections on loans ..............................................     34,315.7       32,463.4       31,419.7
Proceeds from asset and receivable sales ..........................      3,733.2        1,381.3        1,747.5
Purchases of assets to be leased ..................................     (1,633.2)      (1,101.7)        (802.8)
Acquisitions, net of cash acquired ................................       (538.0)            --             --
Purchases of finance receivables portfolios .......................       (492.1)        (600.0)        (176.6)
Net increase in short-term factoring receivables ..................       (242.9)        (255.4)        (238.8)
Other .............................................................        (36.0)         (19.5)         (12.9)
                                                                       ---------      ---------      ---------
  Net cash flows used for investing activities ....................     (4,551.2)      (3,950.8)      (1,396.8)
                                                                       ---------      ---------      ---------

Cash flows from financing activities
Proceeds from the issuance of variable and fixed rate notes .......      7,700.0        6,863.5        4,532.7
Repayments of variable and fixed rate notes .......................     (5,538.3)      (4,111.5)      (3,556.1)
Net increase (decrease) in commercial paper .......................      2,571.2          584.5         (267.4)
Repayments of nonrecourse leveraged lease debt ....................       (160.4)        (148.7)        (162.3)
Proceeds from nonrecourse leveraged lease debt ....................          3.6          155.3           43.7
Cash dividends paid ...............................................        (64.6)         (48.9)         (79.3)
Purchase of treasury stock ........................................        (45.1)         (25.4)            --
Proceeds from issuance of common stock, net .......................           --             --          926.0
Purchase of Class B common stock pursuant to
  option agreement ................................................           --             --         (808.3)
Proceeds from the issuance of Company-obligated mandatorily
  redeemable preferred securities of subsidiary trust holding
  solely debentures of the Company ................................           --             --          250.0
                                                                       ---------      ---------      ---------
  Net cash flows provided by financing activities .................      4,466.4        3,268.8          879.0
                                                                       ---------      ---------      ---------
Effect of exchange rate changes on cash ...........................         (1.6)            --             --
                                                                       ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ..............        999.8          (66.8)          37.3
Cash and cash equivalents, beginning of year ......................         73.6          140.4          103.1
                                                                       ---------      ---------      ---------
Cash and cash equivalents, end of year ............................    $ 1,073.4      $    73.6      $   140.4
                                                                       =========      =========      =========
Supplemental cash disclosures
Interest paid .....................................................    $ 1,268.9      $ 1,021.3      $   917.5
Federal and state and local income taxes paid .....................    $    66.4      $    81.4      $   102.1

Supplemental non-cash disclosures
Stock issued for acquisition ......................................    $ 2,563.7      $      --      $      --


See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company

      The CIT Group, Inc. (the "Company") is a diversified finance company engaging in vendor, equipment, commercial, consumer and structured financing and leasing activities. The Company operates extensively in the United States and Canada, with strategic locations in Europe, Latin and South Americas and the Pacific Rim.

      On November 15, 1999, the Company issued 76,428,304 shares of CIT common stock and 27,577,082 exchangeable shares of CIT Exchangeco Inc. (exchangeable on a one-for-one basis for shares of CIT common stock) under the terms of the acquisition of Newcourt Credit Group Inc. ("Newcourt"). In addition, prior to the acquisition, the Company's Certificate of Incorporation was amended to rename and combine the Class A Common Stock and Class B Common Stock as Common Stock, which is now the only class of common stock outstanding. Following the transaction, the former CIT shareholders owned approximately 61% of the combined company, and the former Newcourt shareholders owned approximately 39% of the combined company. At December 31, 1999, DKB owned approximately 26.8% of the outstanding stock (including the exchangeable shares). The Company also acquired two factoring operations during 1999 for cash. All of these acquisitions were accounted for using the purchase method of accounting. See Note 3--"Acquisitions" for further discussion of 1999 acquisitions.

      In November 1998, CIT's majority stockholder, The Dai-Ichi Kangyo Bank, Limited ("DKB") sold 55,000,000 shares of Class A Common Stock in a secondary public offering (the "Secondary Offering") for which DKB received all the proceeds. Prior to the sale, DKB converted all of its Class B Common Stock into an identical number of shares of Class A Common Stock. DKB owned approximately 94.4% of the combined voting power and 77.2% of the economic interest of all of the Company's outstanding common stock prior to the sale. At December 31, 1998, DKB owned approximately 43.8% of the voting power and economic interest of the Company's outstanding common stock.

      In November 1997, the Company issued 36,225,000 shares of Class A Common Stock in an initial public offering (the "IPO"). Prior to the IPO, DKB owned 80% of the Company's issued and outstanding stock, and The Chase Manhattan Corporation ("Chase") owned the remaining 20% of the issued and outstanding stock. DKB had an option expiring December 15, 2000 to purchase the remaining 20% common stock interest from Chase. In November 1997, the Company purchased DKB's option at its fair market value, exercised the option to purchase the stock held by Chase and recapitalized the Company by converting the outstanding common stock to 157,500,000 shares of Class B Common Stock. Twenty percent of the Class B Common Stock shares (which had five votes per share) were converted to Class A Common Stock shares (which had one vote per share) and, in addition to an underwriter's overallotment option, were issued in the IPO. The issuance of Class A Common Stock pursuant to the underwriter's overallotment resulted in an increase to the Company's stockholders' equity of $117.7 million.

Note 2--Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements and accompanying notes include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Prior period amounts have been reclassified to conform to the current presentation. The 1999 acquisitions were accounted for using the purchase method of accounting. The acquisitions affect the comparability of the consolidated financial statements as the consolidated statement of income reflects results for the acquired operations from the acquisition dates through December 31, 1999.

Financing and Leasing Assets

      The Company provides funding for a variety of financing arrangements, including term loans, lease financing and operating leases. The amounts outstanding on loans and leases are referred to as finance receivables and, when combined with finance receivables held for sale, net book value of operating lease equipment, and certain investments, represent financing and leasing assets.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

      The accrual of finance income on commercial finance receivables is generally suspended and an account is placed on non-accrual status when payment of principal or interest is contractually delinquent for 90 days or more, or earlier when, in the opinion of management, full collection of all principal and interest due is doubtful. Given the nature of revolving credit facilities, including those combined with term loan facilities (advances and interest accruals increase revolving loan balances and payments reduce revolving loan balances), the placement of revolving credit facilities on non-accrual status includes the review of other qualitative and quantitative factors, and generally does not result in the reversal of significant amounts of accrued interest. To the extent the estimated fair value of collateral does not satisfy both the principal and accrued income outstanding, accrued but uncollected income at the date an account is placed on non-accrual status is reversed and charged against income, though such amounts are generally not significant. Subsequent income received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status. The accrual of finance income on consumer loans is suspended, and all previously accrued but uncollected income is reversed, when payment of principal and/or interest on consumer finance receivables is contractually delinquent for 90 days or more.

      Fees and other income includes: (1) factoring commissions, (2) commitment, facility, letters of credit and syndication fees, (3) servicing fees and (4) gains and losses from the sales of leasing equipment, venture capital investments, and the sales and securitizations of finance receivables.

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

Reserve for Credit Losses on Finance Receivables

      The consolidated reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience and levels of past due loans and non-performing assets. It is management's judgment that the consolidated reserve for credit losses is adequate to provide for potential credit losses. The Company reviews finance receivables periodically to determine the probability of loss, and takes charge-offs after considering such factors as the obligor's financial condition and the value of underlying collateral and guarantees. The consolidated reserve for credit losses is intended to provide for future events, which by their nature are uncertain. Therefore, changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the consolidated reserve for credit losses.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Charge-off of Finance Receivables

      Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Such charge-offs are deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are no longer deemed useful. Automatic charge-offs are recorded on consumer finance receivables beginning at 180 days of contractual delinquency based upon historical loss severity.

Impaired Loans

      Impaired loans are measured based upon 1) the present value of expected future cash flows discounted at the loan's effective interest rate; or 2) the fair value of the collateral, if the loan is collateral dependent. Impaired loans include any loan transaction on non-accrual status or any troubled debt restructuring, subject to periodic review by the Company's Asset Quality Review Committee ("AQR"). The AQR is comprised of members of senior management, which reviews finance receivables of $500,000 or more meeting certain credit risk grading parameters. Excluded from impaired loans are: 1) certain individual small dollar commercial non-accrual loans (under $500,000) for which the collateral value supports the outstanding balance, 2) consumer loans, which are subject to automatic charge-off procedures, and 3) short-term factoring customer receivables, generally having terms of no more than 30 days. In general, the impaired loans are collateral dependent. Any shortfall between the value and the recorded investment in the loan is recognized by recording a provision for credit losses.

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

Goodwill

      Goodwill represents the excess of the purchase price over the estimated fair value of identifiable assets acquired, less the estimated fair value of liabilities assumed from business combinations and is amortized over periods not exceeding 25 years on a straight line basis. Goodwill is reviewed for impairment whenever events indicate the carrying amounts may not be recoverable. If the estimated future cash flows of the Company are projected to be less than the carrying amount of goodwill, an impairment write-down would be recorded as a charge to operations.

Securitizations

      Included in Other Assets are the Company's retained interest on securitized assets. At the time management decides to proceed with a securitization of loans, such loans are considered available for sale, classified as finance receivables held for sale and carried at the lower of aggregate cost or market value with losses recognized if applicable. Certain loans are originated and sold to independent trusts which, in turn, issue asset-backed securities to investors. The Company retains the servicing rights and participates in certain cash flows from the loans. The present value of expected net cash flows which exceeds the estimated cost of servicing is recorded at the time of sale as "interest-only receivables". The Company, in its estimation of residual cash flows and interest-only receivables, inherently employs a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are empirically supported by both the Company's historical experience, market trends and anticipated trends relative to the particular products securitized. Subsequent to the recording of interest-only receivables, the Company

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

regularly reviews such assets for valuation impairment. These reviews are performed on a disaggregated basis. Fair values of interest-only receivables are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates and are then compared to the Company's carrying values. Unrealized gains and losses, representing the difference between carrying value and current fair market value, are recorded as other comprehensive income in a separate component of equity. Declines in value considered to be other than temporary are recognized directly in operations.

Other Assets

      Assets received in satisfaction of loans are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs at the time of receipt recognized by recording a charge-off. Subsequent write-downs of such assets, which may be required due to a decline in estimated fair market value after receipt, are reflected in general operating expenses.

      Realized and unrealized gains (losses) on marketable equity securities included in the Company's venture capital investment companies are included directly in operations. Unrealized gains and losses, representing the difference between carrying value and current fair market value for all other debt and marketable equity securities, are recorded as other comprehensive income in a separate component of equity.

      Investments in joint ventures are accounted for using the equity method, whereby the investment balance is carried at cost and adjusted for the proportionate share of undistributed earnings or losses.

      Fixed assets such as computer equipment, furniture, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the related assets.

Derivative Financial Instruments

      The Company primarily uses interest rate swaps, as part of its worldwide interest rate risk management. These transactions are entered into as hedges against the effects of future interest and currency fluctuations and, accordingly, are not carried at fair value. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

      The Company uses derivative instruments to hedge the interest rate associated with the anticipated securitization, syndication, or wholeloan sale of financing and leasing assets. Such derivative transactions are designated as hedges against a sale that is probable and for which the significant characteristics and terms have been identified, but for which there is no legally binding obligation. The loans to be sold are considered held for sale and are included in finance receivables held for sale in the accompanying balance sheets. The net interest differential on the derivative instrument, including premium paid or received, if any, is recognized as an adjustment to the basis of the corresponding assets at the time of sale. In the event the anticipated sale does not occur, the related hedge position would be liquidated with any gain or loss recognized in operations at such time, and the related assets would be reclassified to finance receivables.

      The Company also uses foreign exchange forward contracts to hedge the net investments in foreign operations. These instruments are designated as hedges and resulting gains and losses are reflected in accumulated other comprehensive income as a separate component of equity.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Stock-Based Compensation

      Stock option plans are accounted for in accordance with Accounting Principles Board Option 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no compensation expense is recognized for stock options issued. Proforma disclosures, as if the Company applied the "Fair Value Based Method" for stock issued to employees, have been provided in Note 15 to the financial statements. Compensation expense associated with restricted stock awards is recognized over the associated vesting periods.

Foreign Currency Translation

      The Company has operations located in Canada and other countries outside the United States. The functional currency for these foreign operations is the local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rate prevailing during the year. The resulting translation adjustments, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in accumulated other comprehensive income as a separate component of stockholders' equity.

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

Comprehensive Income

      Components of comprehensive income prior to the year ending December 31, 1999 were not material.

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

Note 3--Acquisitions

      On November 15, 1999, the Company concluded its acquisition of Newcourt, a publicly-traded non-bank financial services enterprise, which originated, invested in and securitized, syndicated and sold asset-based loans and leases. Newcourt's origination activities focus on the commercial and corporate finance segments of the asset-based financing market. Newcourt, which was headquartered in Toronto, Canada, operates extensively in the United States and Canada, and has strategic locations in Europe, Latin and South America, and the Pacific Rim. The Consolidated Statements of Income reflects Newcourt results from the date of the acquisition through December 31, 1999.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      In connection with the acquisition, 76,428,304 shares of CIT common stock and 27,577,082 exchangeable shares of CIT Exchangeco Inc. (exchangeable on a one-for-one basis for shares of CIT common stock), were issued for all Newcourt common stock outstanding. The value of CIT common stock issued in connection with the acquisition (including exchangeable shares), was $2,563.7 million, based upon 148,536,081 outstanding shares of Newcourt at a price of $17.26. The price per share was determined by multiplying the average closing price of CIT common stock for the two-day period both before and after the acquisition announcement on August 5, 1999 by the exchange ratio of .70.

      The acquisition of Newcourt has been accounted for using the purchase method. The difference between the purchase price and the estimated fair value of net assets acquired has been allocated to goodwill in the Consolidated Balance Sheets. The goodwill created by the Newcourt acquisition was $1,383.1 million. This goodwill is being amortized on a straight-line basis over twenty-five years.

      The purchase accounting adjustments include estimated fair value adjustments relating to certain receivable portfolios that are held for sale. Goodwill may be further adjusted upon the sale of these portfolios to reflect the allocation of goodwill to the cost basis of the assets sold. Further, additional restructuring activities, which were contemplated in the Company's overall integration plan, may occur in the year 2000. Any associated incremental exit costs will also be reflected as goodwill adjustments in 2000 to the extent applicable.

      In connection with the acquisition, the Company established an integration plan, which identified activities that would not continue and the associated costs of exiting those activities. The plan identified areas for adjusting the amount of real estate required, including the closing of the Newcourt corporate location in New Jersey, the reduction of corporate office space in Toronto, Canada, and the elimination of various other operating locations throughout the United States and Canada. The plan also identified the number of employees who would be involuntarily terminated, and established the severance levels that employees would receive upon termination. The existence of this plan and the severance levels were communicated to employees during December 1999. Approximately 850 employees, whose functions were eliminated, were impacted by this plan. Of this total, 1% were senior corporate executive officers, 21% were in corporate staff groups, and the remaining 78% were in various operating locations. As of December 31, 1999, approximately 230 employees were paid and terminated under the plan, including former senior executive officers of Newcourt. The facilities closings and employee terminations are expected to be completed by the third quarter of 2000.

      Pursuant to this integration plan, restructuring charges were included in the purchase accounting adjustments as summarized in the table below.

                                                              December 31, 1999
                                                              -----------------
                                                             Dollars in Millions
Other Assets:
 Leasehold abandonment ..........................................   $ 21.8
 Other ..........................................................     14.7
                                                                    ------
                                                                      36.5
                                                                    ------
Accrued Liabilities and Payables:
 Severance and other termination payments .......................    102.1
 Combined CIT and Newcourt transaction costs for legal, investment
    banking and accounting ......................................     57.9
 Leasehold termination costs ....................................     24.5
 Other ..........................................................     14.7
                                                                    ------
                                                                     199.2
                                                                    ------
Total Restructuring Charge ......................................   $235.7
                                                                    ======

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The following table summarizes the activity in the restructuring liability (dollars in millions).

Restructuring liability at November 15, 1999 ............                $199.2
Cash payments:
  Transaction costs .....................................     (38.0)
  Employee termination benefits .........................     (48.1)      (86.1)
                                                              -----
Other adjustments:
  Settlement of transaction fees in CIT common stock ....     (14.3)
  Other .................................................     ( 2.5)      (16.8)
                                                              -----      ------
Restructuring liability at December 31, 1999 ............                $ 96.3
                                                                         ======

      On April 1, 1999, the Company purchased factoring assets of Congress Financial Corporation ("Congress") from First Union Corporation, and on December 1, 1999, the Company purchased the domestic factoring business of Heller Financial Inc. ("Heller"). Both of these acquisitions were cash purchases and were accounted for using the purchase method of accounting, with the Consolidated Statements of Income reflecting results from the dates of acquisition through December 31, 1999. In total, these two acquisitions added in excess of $1.5 billion in financing and leasing assets. The combined goodwill created at the acquisition dates for Congress and Heller was $270.6 million. This goodwill is being amortized on a straight-line basis over twenty years.

      The unaudited pro forma condensed consolidated statements of income for the years ended December 31, 1999, and December 31, 1998 follow. These statements have been prepared assuming that the Newcourt, Congress, and Heller acquisitions had occurred at the beginning of each respective period.

                                                           For the years ended
                                                               December 31,
                                                        ------------------------
                                                          Dollars in Millions,
                                                        except per share amounts
                                                             1999        1998
                                                             ----        ----
Operating revenue .................................       $ 3,256.9   $ 3,221.1
Net income ........................................       $   448.1   $   551.7
Basic earnings per share ..........................       $    1.69   $    2.11
Diluted earning per share .........................       $    1.68   $    2.09

      The pro forma results have been prepared for comparative purposes only, and are based on the historical operating results of the acquired companies prior to the acquisitions. The proforma results include certain adjustments, primarily to recognize accretion and amortization based on the allocated purchase price of assets and liabilities. Further, these results do not include cost savings, reduced securitization activity and other initiatives introduced by the Company that management believes will be reflected in the post-acquisition results. Accordingly, management does not believe that these pro forma results are indicative of the actual results that would have occurred had the acquisition closed at the beginning of each period, nor indicative of future results.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 4--Finance Receivables

      The following table presents the breakdown of finance receivables by loans and lease receivables:

                                                               December 31,
                                                         -----------------------
                                                         1999             1998
                                                         ----             ----
                                                          Dollars in Millions
Loans:
  Commercial ......................................   $16,997.9        $11,415.5
  Consumer ........................................     3,887.9          4,266.9
Lease receivables .................................    10,121.3          4,173.6
                                                      ---------        ---------
  Finance receivables .............................   $31,007.1        $19,856.0
                                                      =========        =========

      Included in lease receivables at December 31, 1999 and 1998 are leveraged lease receivables of $931.9 million and $792.2 million, respectively. Leveraged lease receivables exclude the portion funded by nonrecourse debt payable to third party lenders of $2.1 billion and $1.9 billion at December 31, 1999 and 1998, respectively.

      Commercial and consumer loans are presented net of unearned income of $899.8 million and $557.0 million at December 31, 1999 and 1998, respectively. Lease receivables are presented net of unearned income of $1.8 billion and $1.1 billion at December 31, 1999 and 1998, respectively.

      At December 31, 1999 and 1998, finance receivables exclude $10.0 billion and $2.5 billion, respectively, of finance receivables previously securitized and currently managed by the Company.

      The following table sets forth the contractual maturities of finance receivables.

                                                                   At December 31,
                                                   ---------------------------------------------------
                                                           1999                          1998
                                                   --------------------         ----------------------
                                                   Amount       Percent         Amount         Percent
                                                   ------       -------         ------         -------
                                                                   Dollars in Millions
Due within one year .......................      $11,761.2        37.9%       $ 7,948.8         40.0%
Due within one to two years ...............        5,375.1        17.3          3,146.0         15.9
Due within two to four years ..............        5,789.3        18.7          3,458.3         17.4
Due after four years ......................        8,081.5        26.1          5,302.9         26.7
                                                 ---------       -----        ---------        -----
  Total ...................................      $31,007.1       100.0%       $19,856.0        100.0%
                                                 =========       =====        =========        =====

      Information   about   concentrations  of  credit  risk  is  set  forth  in
"Concentrations" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The  following   table  sets  forth  the   information   regarding   total
non-performing assets.

                                                               December 31,
                                                         -----------------------
                                                          1999            1998
                                                          ----            ----
                                                           Dollars in Millions
Non-accrual finance receivables .......................  $510.3          $211.4
Assets received in satisfaction of loans ..............   125.1            67.3
                                                         ------          ------
  Total non-performing assets .........................  $635.4          $278.7
                                                         ======          ======
Percent to finance receivables ........................   2.05%            1.40%
                                                         ======          ======

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      At December 31, 1999 and 1998, the recorded investment in impaired loans, which are generally collateral dependent, totaled $241.5 million and $74.1 million, respectively, with a related specific reserve allocation of $24.9 million and $0.0 million, respectively. The average monthly recorded investment in the impaired loans was $116.9 million, $73.2 million and $71.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. There was no finance income recorded on these loans during 1999, 1998 or 1997 after being classified as impaired. The amount of finance income that would have been recorded under contractual terms for year-end impaired loans would have been $26.9 million, $16.1 million, and $19.9 million in 1999, 1998, and 1997, respectively.

Note 5--Reserve for Credit Losses

      The following table presents changes in the reserve for credit losses.

                                                                     At December 31,
                                                           ----------------------------------
                                                            1999           1998         1997
                                                            ----           ----         ----
                                                                   Dollars in Millions
Balance, January 1 ...................................     $263.7         $235.6       $220.8
                                                           ------         ------       ------
Provision for credit losses ..........................      110.3           99.4        113.7
Reserves relating to acquisitions ....................      167.9            7.5          2.1
                                                           ------         ------       ------
  Additions to the reserve for credit losses .........      278.2          106.9        115.8
                                                           ------         ------       ------
Finance receivables charged-off ......................     (111.1)        (103.7)      (123.5)
Recoveries on finance receivables
  previously charged-off .............................       16.1           24.9         22.5
                                                           ------         ------       ------
  Net credit losses ..................................      (95.0)         (78.8)      (101.0)
                                                           ------         ------       ------
Balance, December 31 .................................     $446.9         $263.7       $235.6
                                                           ======         ======       ======
Reserve for credit losses as a percentage
  of finance receivables .............................       1.44%          1.33%        1.33%
                                                           ======         ======       ======

Note 6--Operating Lease Equipment

      The following table provides an analysis of operating lease equipment by equipment type, net of accumulated depreciation of $719.4 million in 1999 and $457.2 million in 1998.

                                                            At December 31,
                                                      --------------------------
                                                         1999             1998
                                                         ----             ----
                                                           Dollars in Millions
Commercial aircraft ............................      $1,528.4         $1,094.7
Railroad equipment .............................       1,398.1            806.0
Information technology .........................         925.1             12.0
Telecommunications .............................         468.7               --
Transportation .................................         428.4            187.0
Business aircraft ..............................         334.3            318.7
Manufacturing ..................................         258.6            122.0
Machinery and equipment ........................         228.9             25.2
Construction ...................................         140.9             95.7
Other ..........................................         414.5            112.8
                                                      --------         --------
   Total .......................................      $6,125.9         $2,774.1
                                                      ========         ========

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      Included in the preceding table is equipment not currently subject to lease agreements of $235.9 million and $27.2 million at December 31, 1999 and 1998, respectively.

      Rental income on operating leases, which is included in finance income, totaled $617.8 million in 1999, $314.1 million in 1998, and $231.8 million in 1997. The following table presents future minimum lease rentals on non-cancelable operating leases as of December 31, 1999. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing operating lease equipment at lease expiration, all of which are important components of operating lease profitability.

                                                      Years Ended December 31,
                                                   -----------------------------
                                                         Dollars in Millions
2000 ..........................................               $1,294.7
2001 ..........................................                  866.7
2002 ..........................................                  502.9
2003 ..........................................                  258.3
2004 ..........................................                  138.2
Thereafter ....................................                  269.0
                                                              --------
  Total .......................................               $3,329.8
                                                              ========

Note 7--Debt

      The following table presents data on commercial paper borrowings.

                                                                At December 31,
                                                  ------------------------------------------
                                                      1999          1998           1997
                                                  ------------  ------------    ------------
                                                             Dollars in Millions
Borrowings outstanding .......................     $ 8,974.0     $ 6,144.1      $ 5,559.6
Weighted average interest rate ...............          5.71%         5.35%          5.86%
Weighted average maturity ....................       27 days       38 days        43 days

                                                        For the Years Ended December 31,
                                                  -----------------------------------------
                                                      1999          1998           1997
                                                  ------------  ------------    ------------
                                                             Dollars in Millions
Daily average borrowings ....................      $ 6,694.5     $ 6,572.1      $ 6,320.7
Maximum amount outstanding ..................      $ 9,295.0     $ 7,655.9      $ 7,039.4
Weighted average interest rate ..............           5.17%         5.51%          5.56%

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The following tables present the contractual maturities of total debt at December 31, 1999 and 1998.

                                                                                         At December 31,
                                                                                       -------------------
                                                       Commercial   Variable Rate      Total         Total
                                                          Paper     Senior Notes       1999          1998
                                                       ----------   -------------      -----         -----
                                                                          Dollars in Millions
Due in 1999 (rates ranging from
  4.40% to 5.47%) ...................................   $     --      $     --      $      --     $ 9,849.1
Due in 2000 (rates ranging from
  4.00% to 7.57%) ...................................    8,974.0       5,082.2       14,056.2         550.0
Due in 2001 (rates ranging from
  6.14% to 6.35%) ...................................         --       1,225.0        1,225.0            --
Due in 2002 (rates ranging from
  6.47% to 7.93%) ...................................         --         820.0          820.0            --
Due in 2003 (rates ranging from
  5.81% to 6.04%) ...................................         --          20.0           20.0          20.0
                                                        --------      --------      ---------     ---------
 Total ..............................................   $8,974.0      $7,147.2      $16,121.2     $10,419.1
                                                        ========      ========      =========     =========


                                                                                         At December 31,
                                                                                       -------------------
                                                             Fixed Rate Notes          Total         Total
                                                         Senior      Subordinated      1999          1998
                                                         ------      ------------      -----         -----
Due in 1999 (rates ranging from
 5.38% to 6.63%) ....................................   $     --        $   --       $     --      $1,881.0
Due in 2000 (rates ranging from
 5.00% to 9.34%) ....................................    4,827.2            --        4,827.2       2,222.0
Due in 2001 (rates ranging from
 5.50% to 9.25%) ....................................    4,478.7         200.0        4,678.7       1,675.0
Due in 2002 (rates ranging from
 5.80% to 8.26%) ....................................    2,885.0            --        2,885.0       1,050.0
Due in 2003 (rates ranging from
 4.90% to 8.26%) ....................................    1,268.8            --        1,268.8         755.0
Due in 2004 (rates ranging from
 4.41% to 8.26%) ....................................    1,766.4            --        1,766.4          80.2
Due after 2004 (rates ranging from
 3.35% to 8.26%) ....................................    3,670.9            --        3,670.9         578.4
                                                       ---------        ------      ---------      --------
Face amount of maturities ...........................   18,897.0         200.0       19,097.0       8,241.6
Purchase accounting adjustment and issue discount ...      155.3            --          155.3          (9.3)
                                                       ---------        ------      ---------      --------
 Total ..............................................  $19,052.3        $200.0      $19,252.3      $8,232.3
                                                       =========        ======      =========      ========

      Variable rate senior notes outstanding at December 31, 1999 with interest rates ranging from 5.13% to 7.93% mature at various dates through 2003. The consolidated weighted average interest rates on variable senior notes at December 31, 1999 and 1998 were 6.03% and 4.93%, respectively. Fixed rate senior and subordinated debt outstanding at December 31, 1999 matures at various dates through 2028 at interest rates ranging from 3.35% to 9.34%. The consolidated weighted average interest rates on fixed rate senior and subordinated debt at December 31, 1999 and 1998 were 6.61% and 6.11%, respectively.

      The following table represents information on unsecured revolving lines of credit with 70 banks that support commercial paper borrowings at December 31, 1999.

Maturity                                                     Dollars in Millions
--------                                                     -------------------
April 2000 ..............................................          $3,962.9
April 2002 ..............................................           3,720.0
April 2003 ..............................................             765.0
                                                                   --------
      Total credit lines ................................          $8,447.9
                                                                   ========

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The credit line agreements contain clauses that allow the Company to extend the termination dates upon written consent from the participating banks.

      Certain foreign operations utilize local financial institutions to fund operations. At December 31, 1999, local credit facilities totaled $391.5 million, of which $130.3 million was available.

Note 8--Derivative Financial Instruments

      As part of managing the exposure to changes in market interest rates, the Company, as an end-user, enters into various interest rate swap transactions, all of which are transacted in over-the-counter (OTC) markets, with other financial institutions acting as principal counterparties. The Company uses off-balance sheet derivatives for hedging purposes only, and does not enter into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated, according to hedge objective, against commercial paper, a specifically underwritten debt issue or a specific pool of assets. The Company's primary hedge objectives include the conversion of variable rate liabilities to fixed rates, the conversion of fixed rate liabilities to variable rates, the fixing of spreads on variable rate liabilities to various market indices and the elimination of interest rate risk on finance receivables classified as held for sale prior to securitization or syndication. The notional amounts, rates, indices and maturities of the Company's off-balance sheet derivatives are required to closely match the related terms of the Company's hedged assets and liabilities.

      The Company utilizes foreign exchange forward contracts or cross-currency swaps to convert U.S. dollar borrowings into local currency to the extent that local borrowings are not cost effective or available. The Company also utilizes foreign exchange forward contracts to hedge its net investment in foreign operations.

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position.

                              Notional Amount
Interest Rate Swaps             in Millions                Comments
-------------------           ---------------              --------
Floating to fixed rate swaps     $5,873.3       Effectively     converts     the
                                                interest  rate on an  equivalent
                                                amount of  commercial  paper and
                                                variable  rate  notes to a fixed
                                                rate.

Fixed to floating rate swaps      2,906.1       Effectively     converts     the
                                                interest  rate on an  equivalent
                                                amount of fixed  rate notes to a
                                                variable rate.
                                 --------
Total interest rate swaps        $8,779.4
                                 ========

      The Company's hedging activity increased interest expense by $35.8 million, $23.4 million and $24.2 million in 1999, 1998 and 1997, respectively, over the interest expense that would have been incurred with its debt structure but without the Company's hedging activity. However, this calculation of interest expense does not take into account any actions the Company would have taken to reduce interest rate risk in the absence of hedging activity, such as issuing more fixed rate debt that would also tend to increase interest expense.

      The Company is party to cross-currency interest rate swaps with a notional principal amount of $1.5 billion. The swaps have maturities ranging from 2000 to 2019 that correspond with the terms of the debt. The Company entered into foreign currency exchange and bond forward contracts with notional amounts of $3.8 billion and $0.3 billion, respectively, to hedge foreign currency and interest rate risk.

      The Company is exposed to credit risk to the extent a counterparty fails to perform under the terms of a derivative instrument. This risk is measured as the market value of interest rate swaps, bond forwards, or foreign exchange forwards with a positive fair value, which totaled $191.0 million at December 31, 1999, reduced by the effects of master netting agreements as presented in
Note 19--"Fair Values of Financial

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Instruments."   However,   due  to  the  investment   grade  credit  ratings  of
counterparties and limits on the exposure with any individual counterparty, the Company's actual counterparty credit risk is not considered significant.

      The following table presents the notional principal amounts, weighted average interest rates expected to be received or paid and the maturities of U.S. dollar interest rate swaps at December 31, 1999. The data reflects contractual amounts, maturities and rates, and does not include the impact of purchase accounting adjustments.

                                            Floating to                            Fixed to
                                            Fixed Rate                           Floating Rate
                               ---------------------------------     ---------------------------------
                                                      Notional Amounts in Millions
Years Ending                    Notional      Receive       Pay        Notional      Receive      Pay
December 31,                     Amount        Rate         Rate        Amount        Rate        Rate
------------                   --------      -------       ----       --------      -------      ----
2000 ....................      $1,328.3       6.34%        6.44%     $  413.5        7.15%       7.75%
2001 ....................       2,349.9       6.40%        6.34%        637.1        6.52%       6.58%
2002 ....................         421.4       6.41%        6.44%        198.0        6.88%       6.76%
2003 ....................         617.9       6.12%        6.02%        311.0        7.15%       7.99%
2004 ....................         112.9       6.51%        5.82%         11.0        7.84%       6.32%
2005-Thereafter .........         541.0       6.18%        6.82%      1,107.8        7.45%       7.69%
                               --------       ----         ----      --------        ----        ----
                               $5,371.4                              $2,678.4
                               ========                              ========
Weighted average rate ...                     6.33%        6.37%                     7.11%       7.40%
                                              ====         ====                      ====        ====

      In addition, at December 31, 1999, the Company had outstanding interest rate swaps denominated in Canadian dollars and Australian dollars. The Canadian dollar derivatives included instruments with U.S. dollar equivalent notional principal of $230.0 million that converted floating-rate debt to fixed-rate debt at weighted average receive and pay rates of 5.07% and 5.77%, respectively, and instruments with notional principal of U.S. dollar equivalent $227.7 million that converted fixed-rate debt to floating-rate debt at weighted average receive and pay rates of 7.11% and 5.53%, respectively. The Australian dollar derivatives convert U.S. dollar equivalent $163.4 million in floating-rate debt to fixed-rate debt at weighted average receive and pay rates of 5.62% and 5.85%, respectively. The contractual maturities for both the Canadian and Australian derivatives, are predominately between 2000 and 2004. All other foreign currency derivatives had an outstanding notional balance of U.S. dollar equivalent $108.4 million maturing through 2002, at weighted average receive and pay rates of 6.24% and 5.53%, respectively.

      All rates were those in effect at December 31, 1999. Variable rates are based on the contractually determined rate or other market rate indices and may change significantly, affecting future cash flows.

      The following table presents the notional principal amounts of foreign exchange forwards, cross currency swaps and bond forward at December 31, 1999. The bond forwards are utilized to hedge certain assets held for syndication.

                                              Foreign Exchange                  Cross-Currency        Bond
                                                   Forwards                           Swaps          Forwards
                              ------------------------------------------------- --------------      ---------
                                                        Notional Amounts in Millions
                                                Hedges of Net
                                               Investments in
Years ended                  Hedges of Debt  Foreign Operations      Total
December 31,                 Notional Amount   Notional Amount  Notional Amount Notional Amount Notional Amount
------------                 --------------  -----------------  --------------- --------------- ---------------
2000 ...................         $1,919.6           $646.0          $2,565.6        $  240.8          $307.4
2001 ...................            633.2            258.3             891.5           184.1              --
2002 ...................            314.5             26.7             341.2            24.1              --
2003 ...................             34.7               --              34.7           122.8              --
2004 ...................              3.4               --               3.4           134.6              --
2005-Thereafter ........               --               --                --           835.8              --
                                 --------           ------          --------        --------          ------
                                 $2,905.4           $931.0          $3,836.4        $1,542.2          $307.4
                                 ========           ======          ========        ========          ======

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 9--Preferred Capital Securities

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

Note 10--Stockholders' Equity

      Under  the  most   restrictive   provisions  of  agreements   relating  to
outstanding debt, the Company may not, without the consent of the holders of such debt, permit stockholders' equity to be less than $200.0 million.

      On July 22, 1999, the Company's Board of Directors renewed and extended the 1998 stock repurchase program by authorizing the purchase of up to 2,000,000 additional shares of its common stock to provide shares for, among other things, its employee compensation programs. Stock repurchases are authorized to take place over a twelve month period ending August 2000, and may be made from time to time in the open market or in privately negotiated transactions.

      In 1999, the Class A Common Stock, par value $.01 per share was renamed Common Stock, par value $.01 per share with 1,210,000,000 shares authorized as of December 31, 1999. The following table summarizes activity in the outstanding common stock and exchangeable shares for 1999 and 1998 respectively.

                                                        Common Stock
                                          ---------------------------------------
                                                         Less                       Exchangeable
                                          Issued       Treasury       Outstanding      Shares
                                          ------       --------       -----------   ------------
Balance at December 31, 1997 ........    37,173,527            --      37,173,527             --
Shares issued:
 Conversion of Class B Common Stock     126,000,000            --     126,000,000             --
Restricted shares -- net change .....       (28,648)           --         (28,648)            --
Shares purchased -- net .............            --      (967,930)       (967,930)            --
                                        -----------    ----------     -----------     ----------
Balance at December 31, 1998 ........   163,144,879      (967,930)    162,176,949             --
Shares issued:
 Newcourt acquisition                    76,428,304            --      76,428,304     27,577,082
Restricted shares -- net change .....        27,997            --          27,997             --
Shares purchased -- net .............            --    (1,777,755)     (1,777,755)            --
Conversion of Exchangeco shares
 to common shares ...................     2,684,772            --       2,684,772     (2,684,772)
                                        -----------    ----------     -----------     ----------
Balance at December 31, 1999 ........   242,285,952    (2,745,685)    239,540,267     24,892,310
                                        ===========    ==========     ===========     ==========


      On November 15, 1999,  27,577,082  exchangeable  shares of CIT  Exchangeco
Inc., par value of $.01 per share, were issued in connection with the acquisition of Newcourt. The holders of Exchangeco shares have dividend, voting and other rights equivalent to those of CIT common stock holders. These shares may be exchanged at any time at the option of the holder on a one-for-one basis for CIT common stock, and in any event must be exchanged no later than November 2004.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 11--Fees and Other Income

      The following table sets forth the components of fees and other income.

                                                           Years Ended December 31,
                                                        ------------------------------
                                                        1999         1998         1997
                                                        ----         ----         ----
                                                              Dollars in Millions
Factoring commissions ..............................   $118.7      $ 95.7       $ 95.2
Fees and other income ..............................    161.0        90.7         73.8
Gains on sales of leasing equipment ................     56.4        45.2         30.1
Gains on securitizations ...........................     14.7        12.5         32.0
Gains on sales of venture capital investments ......       --        11.3         16.7
                                                       ------      ------       ------
Total ..............................................   $350.8      $255.4       $247.8
                                                       ======      ======       ======

Note 12--Salaries and General Operating Expenses

      The following table sets forth the components of salaries and general operating expenses.

                                                           Years Ended December 31,
                                                        ------------------------------
                                                        1999         1998         1997
                                                        ----         ----         ----
                                                              Dollars in Millions
Salaries and employee benefits ...................     $309.4      $245.4       $253.5
General operating expenses .......................      206.6       162.3        166.5
                                                       ------      ------       ------
  Total ..........................................     $516.0      $407.7       $420.0
                                                       ======      ======       ======

Note 13--Income Taxes

      The effective tax rate of the Company varied from the statutory federal corporate income tax rate as follows:

                                                                          Years Ended December 31,
                                                                        ---------------------------
                                                                        1999       1998       1997
                                                                        ----       ----       ----
                                                                       Percentage of Pretax Income
Federal income tax rate .............................................   35.0%      35.0%      35.0%
Increase (decrease) due to:
  State and local income taxes, net of federal income tax benefit ...    2.7        3.0        3.7
  Other .............................................................   (2.9)      (2.7)      (2.2)
                                                                        ----       ----       ----
Effective tax rate ..................................................   34.8%      35.3%      36.5%
                                                                        ====       ====       ====

      The provision for income taxes is comprised of the following:

                                                           Years Ended December 31,
                                                        ------------------------------
                                                        1999         1998         1997
                                                        ----         ----         ----
                                                              Dollars in Millions
Current federal income tax provision .............     $ 16.7      $ 60.4       $ 70.0
Deferred federal income tax provision ............      163.5       100.2         80.3
                                                       ------      ------       ------
  Total federal income taxes .....................      180.2       160.6        150.3
State and local income taxes .....................       24.4        24.4         27.7
Foreign income taxes .............................        3.0          --           --
                                                       ------      ------       ------
  Total provision for income taxes ...............     $207.6      $185.0       $178.0
                                                       ======      ======       ======

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred federal and foreign income tax assets and liabilities are presented below.

                                                               At December 31,
                                                          ----------------------
                                                             1999         1998
                                                             ----         ----
                                                            Dollars in Millions
ASSETS
   Amortization of intangibles .........................  $ (282.1)     $    --
   Net operating loss carryforwards ....................    (153.8)          --
   Provision for credit losses ..........................    (90.1)       (88.9)
   Alternative minimum tax .............................     (50.7)          --
   Loan origination fees ...............................     (22.6)       (11.3)
   Other ...............................................     (81.1)       (24.3)
                                                          --------      -------
      Total deferred tax assets ........................    (680.4)      (124.5)
                                                          --------      -------
LIABILITIES
   Leasing transactions ................................     932.7        778.3
   Market discount income ..............................     226.6         33.7
   Other ...............................................      29.7         13.1
                                                          --------      -------
      Total deferred tax liabilities ...................   1,189.0        825.1
                                                          --------      -------
Net deferred tax liability .............................  $  508.6      $ 700.6
                                                          ========      =======

      Also, included in deferred federal income taxes on the Consolidated Balance Sheets are unamortized investment tax credits of $2.2 million and $3.1 million at December 31, 1999 and 1998, respectively. Included in the accrued liabilities and payables caption in the Consolidated Balance Sheets are state and local deferred tax liabilities of $66.8 million and $124.7 million at December 31, 1999 and 1998, respectively, arising from the temporary differences shown in the above tables.

      The Company has $591.5 million of non-capital losses available for tax purposes to offset future taxable income arising from the reversal of deferred income tax liabilities. These non-capital tax losses arise principally from temporary differences relating to depreciation and restructuring charges as well as certain other permanent differences. Non-capital losses pertaining to the Canadian operations of $295.3 million will expire at various dates by the year 2005. Net operating losses pertaining to the U.S. operations of $296.2 million will expire at various dates by the year 2019.

      The Company had an alternative minimum tax credit carryforward for income tax purposes of $51.2 million at December 31, 1999.

Note 14--Earnings Per Share

      Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by the Company at the average market price for the period. Options that have an anti-dilutive effect are not included in the denominator and averaged approximately 2.4 million shares at the year ended December 31, 1999.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented for the years ended December 31, 1999 and 1998 and 1997.

                                                        Income          Shares        Per-Share
                                                      (Numerator)    (Denominator)     Amount
                                                      -----------    -------------    ---------
                                                   Dollars in Millions, except per share amounts
For the Year Ended December 31, 1999
Basic EPS:
  Income available to common shareholders .........      $389.4       174,013,063       $ 2.24
Effect of Dilutive Securities:
  Restricted shares ...............................          --         1,001,269        (0.02)
  Stock options ...................................          --           146,753           --
                                                         ------       -----------       ------
Diluted EPS .......................................      $389.4       175,161,085       $ 2.22
                                                         ======       ===========       ======
For the Year Ended December 31, 1998
Basic EPS:
  Income available to common shareholders .........      $338.8       161,987,897       $ 2.09
Effect of Dilutive Securities:
  Restricted shares ...............................          --           936,250        (0.01)
  Stock options ...................................          --           264,592           --
                                                         ------       -----------       ------
Diluted EPS .......................................      $338.8       163,188,739       $ 2.08
                                                         ======       ===========       ======
For the Year Ended December 31, 1997
Basic EPS: ........................................
  Income available to common shareholders .........      $310.1       158,134,315       $ 1.96
Effect of Dilutive Securities:
  Restricted shares ...............................          --           948,527        (0.01)
  Stock options ...................................          --            71,440           --
                                                         ------       -----------       ------
Diluted EPS .......................................      $310.1       159,154,282       $ 1.95
                                                         ======       ===========       ======

Note 15 -- Postretirement and Other Benefit Plans

Retirement and Postretirement Medical and Life Insurance Benefit Plans

      Certain employees of the Company who have completed one year of service and are 21 years of age or older participate in The CIT Group Holdings, Inc. Retirement Plan (the "Plan"). The retirement benefits under the Plan are based on the employee's age, years of benefit service, and a percentage of qualifying compensation during the final years of employment. Plan assets consist of marketable securities, including common stock and government and corporate debt securities. The Company funds the Plan to the extent it qualifies for an income tax deduction. Such funding is charged to salaries and employee benefits expense.

      The Company also provides certain health care and life insurance benefits to eligible retired employees. Salaried participants generally become eligible for retiree health care benefits after reaching age 55 with 10 years of benefit service and 11 years of medical plan participation. Generally, the medical plans pay a stated percentage of most medical expenses reduced by a deductible as well as by payments made by government programs and other group coverage. The plans are funded on a pay as you go basis.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The following tables set forth the change in obligations, plan assets, and funded status of the plans as well as the net periodic benefit cost.

                                                            At or for the Years Ended December 31,
                                                     --------------------------------------------------------
                                                       Retirement Benefits          Postretirement Benefits
                                                     ------------------------       -------------------------
                                                     1999      1998      1997       1999      1998      1997
                                                     ----      ----      ----       ----      ----      ----
                                                                         Dollars in Millions
Change in Benefit Obligations
Benefit obligation at beginning of year ........   $ 118.1   $ 100.4   $  84.0    $ 37.2     $ 35.0    $ 34.9
Service cost ...................................       7.2       6.3       5.2       1.8        1.5       1.3
Interest cost ..................................       7.6       6.9       6.2       2.3        2.3       2.3
Plan amendments ................................       1.3        --        --        --         --        --
Actuarial (gain)/loss ..........................     (23.8)      7.0       7.8      (2.8)       1.2      (1.3)
Benefits paid ..................................      (2.5)     (2.5)     (2.8)     (1.8)      (2.8)     (2.2)
                                                   -------   -------   -------    ------     ------    ------
Benefit obligation at end of year .............    $ 107.9   $ 118.1   $ 100.4    $ 36.7     $ 37.2    $ 35.0
                                                   =======   =======   =======    ======     ======    ======
Change in Plan Assets
Fair value of plan assets at beginning
  of year .....................................    $ 132.8   $ 128.5              $   --     $   --
Actual return on plan assets ..................       10.4       6.8                  --         --
Benefits paid .................................       (2.5)     (2.5)               (1.8)      (2.8)
Employer contributions ........................         --        --                 1.8        2.8
                                                   -------   -------              ------     ------
Fair value of plan assets at end of year ......    $ 140.7   $ 132.8              $   --     $   --
                                                   =======   =======              ======     ======
Reconciliation of Funded Status at End of Year
Funded status .................................    $  32.8   $  14.7              $(36.7)    $(37.2)
Unrecognized prior service cost ...............       (0.1)     (1.5)                 --         --
Unrecognized net (gain)/loss ..................      (25.8)     (4.7)               (8.4)      (6.2)
Unrecognized net transition obligation ........         --        --                21.2       22.9
                                                   -------   -------              ------     ------
Prepaid/(accrued) benefit cost ................    $   6.9   $   8.5              $(23.9)    $(20.5)
                                                   =======   =======              ======     ======
Weighted-average Assumptions
Discount rate .................................       7.75%     6.50%     7.00%     7.75%      6.50%     7.00%
Rate of compensation increase .................       4.75%     4.25%     4.50%     4.75%      4.25%     4.50%
Expected return on plan assets ................      10.00%    10.00%    10.00%       --         --        --

Components of Net Periodic Benefit Cost
Service cost ..................................    $   7.2   $   6.3   $   5.2    $  1.8     $  1.5    $  1.3
Interest cost .................................        7.6       6.9       6.2       2.3        2.3       2.3
Expected return on plan assets ................      (13.2)    (12.8)    (10.8)       --         --        --
Amortization of prior service cost ............         --      (0.2)     (0.2)       --         --        --
Amortization of transition obligation .........         --        --        --       1.6        1.6       1.7
Amortization of gains .........................         --      (0.5)     (0.4)     (0.5)      (0.8)     (0.8)
                                                   -------   -------   -------    ------     ------    ------
Total net periodic expense/(benefit) ..........    $   1.6   $  (0.3)  $    --    $  5.2     $  4.6    $  4.5
                                                   =======   =======   =======    ======     ======    ======

      For 1999, the assumed health care cost trend rates decline to an ultimate level of 5.50% in 2005 for all retirees; for 1998, 4.50% in 2005 for all retirees; and for 1997, 4.50% in 2004 for employees prior to reaching age 65.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                         Postretirement Benefits
                                                         -----------------------
                                                           For the Years Ended
                                                         -----------------------
                                                           1999         1998
                                                           ----         ----
                                                           Dollars in Millions
Effect of One-Percentage Point Increase on:
Year-end benefit obligation............................      $ 2.8     $ 2.6
Total of service and interest cost components..........        0.4       0.4

Effect of One-Percentage Point Decrease on:
Year-end benefit obligation............................      $(2.6)    $(2.4)
Total of service and interest cost components..........       (0.4)     (0.3)

Savings Incentive Plan

      Certain employees of the Company participate in The CIT Group Holdings, Inc. Savings Incentive Plan. This plan qualifies under section 401(k) of the Internal Revenue Code. The Company's expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $10.4 million, $9.6 million and $9.0 million for 1999, 1998 and 1997, respectively. During 1999, former Newcourt employees participated in the Newcourt Savings and Investment Plan, which also qualifies under section 401(k).

Corporate Annual Bonus Plan

      The CIT Group Bonus Plan ("Bonus Plan") is an annual bonus plan covering certain executive officers and other employees. The amount of awards depends on a variety of factors, including corporate performance and individual performance during the calendar year for which awards are made and is subject to approval by the Compensation Committee of the Board of Directors. Certain senior executive officers were permitted to defer up to fifty percent (50%) of their 1999 bonus (in the form of CIT stock units). The deferred portion of the bonus is converted into restricted shares at a 25% premium, based on the closing price of CIT shares on the date of approval. Such restricted shares vest over a three year period. The premium element is subject to forfeiture if the executive voluntarily terminates employment with CIT prior to three years from the date of the award. For the years ended December 31, 1999, 1998 and 1997, expenses for the Bonus Plan amounted to $24.3 million, $18.6 million and $18.5 million, respectively.

Long-Term Equity Compensation Plan

      The Company sponsors a Long-Term Equity Compensation Plan (the "ECP"). The ECP allows the Company to issue to employees up to 28,900,000 shares of common stock through grants of annual incentive awards, incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units. Common stock issued under the ECP may be either authorized but unissued shares, treasury shares or any combination thereof. All options granted have 10 year terms. Options granted in 1997 vest at various anniversary dates through 2002. Options granted in 1998 and 1999 vest one-third on the first anniversary of the date of grant (1999 and 2000), an additional one-third on the second anniversary of the date of grant (2000 and 2001), and in full on the third anniversary of the date of grant (2001 and 2002).

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      Data for the stock option plans is summarized as follows:

                                                             1999                          1998
                                                   -------------------------     -------------------------
                                                             Average Option                Average Option
                                                   Shares    Price Per Share     Shares    Price Per Share
                                                   ------    ---------------     ------    ---------------
Outstanding at beginning of year ...............  4,766,109       $27.39        4,038,298       $27.00
Granted ........................................  7,556,714       $23.38          892,120       $29.08
Exercised ......................................    (27,698)      $27.00             (921)      $27.00
Forfeited ......................................   (397,099)      $26.10         (163,388)      $27.01
Converted Newcourt options
  outstanding at year end ......................  4,653,617       $32.02               --           --
                                                 ----------       ------        ---------       ------
Outstanding at end of year ..................... 16,551,643       $26.89        4,766,109       $27.39
                                                 ==========       ======        =========       ======
Options exercisable at year end ................  3,060,247       $26.13          903,438       $27.00
                                                 ==========       ======        =========       ======
Weighted average fair value of options
  granted (excludes converted Newcourt
  options) during the year .....................      $6.87                         $9.41
                                                      =====                         =====

      On November 18, 1999, 5,985,714 options were granted to certain employees, including former Newcourt employees, as part of a broad-based program. According to the terms of the purchase agreement, outstanding Newcourt options as of the acquisition date were converted to CIT options by multiplying the number of Newcourt options by the .70 exchange ratio. The converted option price is the original Newcourt option price divided by the exchange ratio, and converted into U.S. dollars from Canadian dollars. The converted CIT options become vested and exercisable in accordance with the original grants.

      Fair value of options granted was determined at the date of grant using the Black-Scholes option pricing model which assumed the following:

 Option                          Expected            Average        Expected           Risk Free
Issuance                     Option Life Range  Dividend Yield  Volatility Range  Interest Rate Range
--------                     -----------------  --------------  ----------------  -------------------
  1999 ....................      3-5 years           1.75%        28.93%-34.82%       4.61%-5.92%
  1998 ....................      3-5 years           1.37%        29.39%-40.93%       4.54%-5.63%

      The following table summarizes information about stock options outstanding and options exercisable at December 31, 1999:

                                Options Outstanding                      Options Exercisable
                    ----------------------------------------------   ----------------------------
   Range of                          Remaining         Weighted                       Weighted
   Exercise           Number        Contractual         Average        Number          Average
     Price          Outstanding        Life         Exercise Price   Exercisable   Exercise Price
   --------         -----------     -----------     --------------   -----------   --------------
$12.40 - $21.44      6,829,610       9.8 years          $21.13          209,097         $12.57
$25.78 - $30.75      8,421,595       8.2 years          $27.86        2,818,958         $26.81
$32.44 - $68.22      1,300,438       8.4 years          $50.86           32,192         $54.65
                    ----------                                        ---------
                    16,551,643                                        3,060,247
                    ==========                                        =========

Employee Stock Purchase Plan

      In 1998, the Company adopted an Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees. Under the terms of the ESPP, employees can choose to have between 1% and 10% of their base salary withheld to purchase the Company's stock at 85% of the fair market value. During 1999 and 1998, the Company sold 132,084 and 21,214 shares, respectively, to participating employees under the ESPP.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Restricted Stock and CIT Career Incentive Plan

      In January 1999, the Company issued 68,225 restricted shares in connection with the Bonus Plan and in November 1997, the Company issued 948,527 restricted shares in connection with the termination of the CIT Career Incentive Plan. Such shares were issued at fair market value, which was $32.44 per share in 1999 and $27.00 per share in 1997. The 1999 shares vest one-third on the first anniversary of the grant (2000) and an additional one-third on the second anniversary of the date of grant (2001) and in full on the third anniversary of the date of the grant (2002) whereas the 1997 shares vest on the third anniversary of the date of grant. The holder of restricted stock generally has the rights of a stockholder of the Company, including the right to vote and to receive cash dividends. Restricted shares of 945,606 and 919,879 were outstanding at December 31, 1999 and 1998. For the years ended December 31, 1999, 1998 and 1997, compensation expense recognized in connection with restricted stock was $4.9 million, $5.2 million and $9.0 million, respectively.

      In conjunction with the IPO, the Company terminated the CIT Career Incentive Plan as of November 13, 1997 and extinguished all phantom shares of stock, by making a cash payment and granting restricted shares of common stock and stock options. Phantom shares granted under the CIT Career Incentive Plan entitled the participant to receive, at the end of the three year performance period, a specified amount of cash. Following the end of the performance period, one-third of the phantom shares vested immediately and one-third vested at the end of each of the next two years. At the employee's option, all or part of the cash component of the termination could either be paid in 1998 in cash or deferred in up to five annual installments. For the year ended December 31, 1997, amounts charged to expense for the CIT Career Incentive Plan amounted to $20.1 million. All charges relating to the termination of the Career Incentive Plan were included in 1997 expense.

Accounting for Stock-Based Compensation Plans

      The Company has elected to apply  Accounting  Principles  Board Opinion 25
("APB 25") rather than the optional provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for its stock-based compensation plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by SFAS 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS 123. Had the compensation cost of the Company's stock-based compensation plans been determined based on the operational provisions of SFAS 123, the Company's net income for 1999 and net income per diluted share would have been $355.6 million and $2.03, compared to $389.4 million and $2.22, as reported. For 1998, net income and net income per diluted share would have been $333.4 million and $2.04, compared to $338.8 million and $2.08, as reported. For 1997, net income and net income per diluted share would have been $288.7 million and $1.81 compared to $310.1 and $1.95 as reported.

Note 16--Lease Commitments

      The Company has entered into noncancellable long-term lease agreements for premises and equipment. The following table presents future minimum rentals under such noncancellable leases that have initial or remaining terms in excess of one year at December 31, 1999.

Years Ended December 31,                                   Dollars in Millions
------------------------                                   -------------------
2000 ...............................................              $ 54.4
2001 ...............................................                43.9
2002 ...............................................                39.4
2003 ...............................................                40.6
2004 ...............................................                24.2
Thereafter .........................................                60.2
                                                                  ------
   Total ...........................................              $262.7
                                                                  ======

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $65.7 million due in the future under noncancellable subleases.

      Rental expense, net of sublease income on premises and equipment, was as follows.

                                                     Years Ended December 31,
                                                 -------------------------------
                                                 1999          1998        1997
                                                 ----          ----        ----
                                                       Dollars in Millions
Premises ..................................     $24.8         $17.1       $19.6
Equipment .................................       7.1           6.5         6.0
Less sublease income ......................      (1.3)         (1.3)       (1.2)
                                                -----         -----       -----
  Total ...................................     $30.6         $22.3       $24.4
                                                =====         =====       =====

Note 17--Legal Proceedings

      In the ordinary course of business, there are various legal proceedings pending against the Company. Management believes that the aggregate liabilities, if any, arising from such actions will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Note 18--Credit-Related and Other Commitments

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

                                                                      At December 31,
                                                ------------------------------------------------------
                                                    Due to Expire
                                                ---------------------
                                                                               Total          Total
                                                 Within        After       Outstanding     Outstanding
                                                One Year     One Year         1999            1998
                                                --------     --------      -----------     -----------
                                                                   Dollars in Millions
Unused commitments to extend credit
  Financing and leasing assets .............    $2,396.1      $732.0        $3,128.1        $1,876.9
Letters of credit and acceptances
Standby letters of credit ..................       157.3        11.2           168.5           156.4
Other letters of credit ....................       371.7         2.2           373.9           200.1
Acceptances ................................        12.7          --            12.7            12.2
Guarantees .................................       350.3         0.9           351.2           238.8

      During 1999, we entered into agreements with both Airbus Industrie and the Boeing Company to purchase a total of 40 aircraft (at a cost of approximately $2.0 billion), with options to acquire additional units. Deliveries of these new aircraft are scheduled to take place over a five year period starting in the fourth quarter of 2000. Additional commitments to purchase equipment from other manufacturers to be placed on operating lease totaled $224.5 million and $449.9 million at December 31, 1999 and 1998, respectively.

Note 19--Fair Values of Financial Instruments

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

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

      Actual fair values in the marketplace are affected by other significant factors, such as supply and demand, investment trends and the motivations of buyers and sellers, which are not considered in the methodology used to determine the estimated fair values presented. In addition, fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of future business transactions and the value of assets and liabilities that are part of the Company's overall value but are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include customer base, operating lease equipment, premises and equipment, assets received in satisfaction of loans, and deferred tax balances. In addition, tax effects relating to the unrealized gains and losses (differences in estimated fair values and carrying values) have not been considered in these estimates and can have a significant effect on fair value estimates. The carrying amounts for cash and cash equivalents approximate fair value because they have short maturities and do not present significant credit risks. Credit-related commitments, as disclosed in Note 18, are primarily short term floating rate contracts whose terms and conditions are individually negotiated, taking into account the creditworthiness of the customer and the nature, accessibility and quality of the collateral and guarantees. Therefore, the fair value of credit-related commitments, if exercised, would approximate their contractual amounts.

      Estimated fair values, recorded carrying values and various assumptions used in valuing the Company's financial instruments at December 31, 1999 and 1998 are set forth below.

                                                             1999                             1998
                                                   --------------------------      ---------------------------
                                                    Carrying        Estimated       Carrying        Estimated
                                                      Value        Fair Value         Value        Fair Value
                                                      Asset           Asset           Asset           Asset
                                                   (Liability)     (Liability)     (Liability)     (Liability)
                                                   -----------     -----------     -----------     -----------
                                                                       Dollars in Millions
Finance receivables - loans(a) ..................  $20,638.1        $20,726.4       $15,474.0       $15,772.2
Finance receivables held for sale ...............    3,123.7          3,123.7           987.4           987.4
Other assets(b) .................................    1,728.8          1,746.2           469.3           480.9
Commercial paper(c) .............................   (8,974.0)        (8,974.0)       (6,144.1)       (6,144.1)
Fixed rate senior notes and subordinated
   fixed rate notes(d) ..........................  (19,149.0)       (19,082.7)       (8,232.3)       (8,365.5)
Variable rate notes(d) ..........................   (7,147.2)        (7,146.7)       (4,275.0)       (4,272.3)
Credit balances of factoring clients and
   other liabilities(e) .........................   (3,547.1)        (3,547.1)       (1,833.6)       (1,833.6)
Company-obligated mandatorily
   redeemable preferred securities of
   subsidiary trust holding solely
   debentures of the Company(f) .................     (250.0)          (232.8)         (250.0)         (263.4)
Derivative Financial Instruments(g)
  Interest rate swap assets .....................       32.9             62.5              --            11.6
  Interest rate swap liabilities ................     (158.3)          (196.5)             --           (79.0)
  Cross currency assets .........................       14.8             53.2              --            25.6
  Cross currency liabilities ....................      (31.3)           (39.4)             --            (2.7)
  Foreign exchange assets .......................       37.3             61.8              --              --
  Foreign exchange liabilities ..................      (11.9)           (42.7)             --              --
  Bond forward assets ...........................       13.2             13.5              --              --
---------------------------------------------------------------------------------------------------------------

(a) The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 8.32% to 10.37% for 1999 and 7.59% to 8.67% for 1998. The maturities used represent the average contractual maturities adjusted for prepayments. For floating rate loans that reprice frequently and have no significant change in credit

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      quality, fair value approximates carrying value. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $10.0 billion in 1999 and $4.1 billion in 1998.

(b) Other assets subject to fair value disclosure include accrued interest receivable and investment securities. The carrying amount of accrued interest receivable approximates fair value. Investment securities actively traded in a secondary market were valued using quoted available market prices. Investments not actively traded in a secondary market were valued based upon recent selling price or present value discounted cash flow analysis. The carrying value of other assets not subject to fair value disclosure totaled $618.6 million in 1999 and $406.4 million in 1998.

(c) The estimated fair value of commercial paper approximates carrying value due to the relatively short maturities.

(d) The carrying value of the fixed rate senior notes excludes the net liability carrying value of $103.3 million of derivative financial instruments. Fixed rate notes were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by the Company of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 5.65% to 7.83% in 1999 and 4.83% to 6.04% in 1998. The estimated fair value for variable rate notes differs from carrying value as a result of a foreign denominated issuance.

(e) The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Other liabilities includes accrued liabilities and deferred federal income taxes. Accrued liabilities and payables with no stated maturities have an estimated fair value that approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $356.1 million in 1999 and $866.5 million in 1998.

(f) Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely debentures of the Company were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar issuances at the end of the year.

(g) The Company enters into derivative financial instruments for hedging purposes only. The 1999 carrying values represent purchase accounting adjustments associated with the instruments acquired from Newcourt and do not necessarily correlate directly with the presented fair values as the Company has other instruments that are carried only off-balance sheet. The carrying value balances will amortize as the instruments acquired mature. The estimate fair values are obtained from dealer quotes and represent the net amount receivable or payable to terminate the agreement, taking into account current market interest rates and counter-party credit risk. See
      Note 8 - "Derivative Financial Instruments" for notional principal amounts associated with the instruments.

Note 20--Investments in Debt and Equity Securities

      At December 31, 1999 and 1998, the Company's investments in debt and equity securities designated as available for sale totaled $1,129.7 million and $238.6 million, respectively.

      Included in the Company's investments in debt and equity securities are retained interests in commercial securitized assets of $914.5 million and consumer securitized assets of $194.8 million at December 31, 1999 and consumer securitized assets of $222.8 million at December 31, 1998. Retained interests include interest-only strips, retained subordinated securities, and cash reserve accounts related to securitizations. The carrying value of the retained interests in securitized assets is reviewed periodically for valuation impairment.

      Ranges of key economic assumptions used in calculating the fair value of the retained interests in securitized assets by type of product at December 31, 1999 were as follows:

                                                                          Consumer
                                                          -------------------------------------
                                             Commercial   Manufactured Housing    Recreational
                                              Equipment       & Home Equity      Vehicle & Boat
                                             ----------   --------------------   --------------
Prepayment speed(1) ....................      6.0%-11.7%       15.6%-30.2%         21.5%-26.2%
Expected credit losses .................     0.30%-1.70%       0.25%-1.38%         0.60%-1.52%
Weighted average discount rate .........      5.3%-11.6%        8.8%-12.1%          8.7%- 9.6%
-----------------------------------------------------------------------------------------------

(1) Based upon CPR. CPR expresses prepayments as a function of the declining amount of loans at a compound annual rate.

Note 21--Certain Relationships and Related Transactions

      The Company has in the past and may in the future enter into certain transactions with affiliates of the Company. It is anticipated that such transactions will be entered into at a fair market value for the transaction.

      The Company's interest-bearing deposits generally represent overnight money market investments of excess cash that are maintained for liquidity purposes. From time to time, the Company may maintain such deposits with DKB.

      At December 31, 1999 and December 31, 1998, the Company's total credit line coverage totaled $8.4 billion and $5.0 billion, respectively, of committed facilities. At December 31, 1999, DKB was committed under a $1.7 billion revolving credit facility and a $3.7 billion revolving credit facility with commitments of

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

$93.0 million and $210.0 million, respectively. At December 31, 1998, DKB was a committed bank under a $1.2 billion revolving credit facility and a $3.7 billion revolving credit facility with commitments of $67.5 million and $210.0 million, respectively. Additional information regarding these credit lines can be found in Note 7 -- "Debt."

      The Company has entered into interest rate swap and cross currency interest rate swap agreements with financial institutions acting as principal counterparties, including affiliates of DKB. The notional principal amount outstanding on interest rate swap agreements with DKB totaled $220.0 million at both December 31, 1999 and 1998. The notional principal amount outstanding on foreign currency swaps with DKB totaled $168.6 million at year-end 1999 and 1998. The Company has entered into leveraged leasing arrangements with third party loan participants, including affiliates of DKB. Amounts owed to affiliates of DKB are $398.3 million in 1999 and $431.0 million in 1998.

      At December 31, 1999 and 1998, the Company had entered into credit-related commitments with DKB in the form of letters of credit totaling $13.4 million and $12.2 million, respectively, equal to the amount of the single lump sum premium necessary to provide group life insurance coverage to certain eligible retired employees and an amount to fund certain overseas finance receivables.

      The Company has entered into cash collateral loan agreements with DKB pursuant to which DKB made four loans to separate cash collateral trusts in order to provide additional security for payments on the certificates of the related contract trusts. These contract trusts were formed for the purpose of securitizing certain recreational vehicle and recreational marine finance receivables. During 1998, the Company replaced DKB's position in two cash collateral loan agreements with a total payment made to DKB of $5.9 million. At December 31, 1999 and 1998, the principal amount outstanding on the cash collateral loans with DKB was $15.7 million and $34.3 million, respectively.

Note 22--Business Segment Information

Management's Policy in Identifying Reportable Segments

      The Company's reportable segments are comprised of strategic business units aggregated into segments based upon the commonality of their products, customers, distribution methods, operations and servicing, and the nature of their regulatory environment.

Types of Products and Services

      CIT has four reportable segments, Equipment Financing and Leasing, Newcourt, Commercial Finance, and Consumer. Equipment Financing and Leasing, and the former Newcourt operations offer secured lending and leasing products to midsize and larger companies across a variety of industries including aerospace, construction, rail, machine tool, business aircraft, technology, manufacturing and transportation. Prospectively, the Company expects to report the operations of Newcourt by its Vendor Technology Finance and Structured Finance segments. However, for 1999 the Company's internal financial information was prepared for the Newcourt segment only due to the short period and the business restructuring which took place as of year-end. The Commercial Finance segment offers secured lending and receivables collection / management products to small and midsize companies. These include secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing. The Company's Consumer segment offers retail installment sale products to consumers focused primarily on home equity and retail sales financing secured by recreational vehicles and manufactured housing.

Segment Profit and Assets

      The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Since the Company generates a majority of its revenue from interest, fees, and asset gains, management relies primarily on net revenues to assess the performance of the segment. The Company

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

evaluates segment performance based on profit after income taxes, as well as asset growth, credit risk management and other factors.

      The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement total and the consolidated managed asset total at or as of December 31, 1999, 1998 and 1997.

                                  Equipment
                                  Financing             Commercial  Consumer    Total    Corporate  Consolidated
                                 and Leasing  Newcourt    Finance    Finance   Segments   and Other     Total
                                 -----------  --------  ----------  --------   --------  ----------  -----------
                                                                   Dollars in Millions
December 31, 1999
-----------------
Operating revenue .............   $   504.6  $   104.1   $  429.3   $  243.1  $ 1,281.1    $(12.9)   $ 1,268.2
Income taxes ..................       108.2        5.5      100.6       37.5      251.8     (44.2)       207.6
Net income ....................       231.5        7.5      141.4       60.0      440.4     (51.0)       389.4
Total managed assets ..........    19,206.1   16,813.7    7,002.1    7,274.1   50,296.0     137.3     50,433.3

December 31, 1998
-----------------
Operating revenue .............       447.3         --      348.7      222.4    1,018.4      41.8      1,060.2
Income taxes ..................        93.3         --       84.7       27.2      205.2     (20.2)       185.0
Net income ....................       193.9         --      119.1       44.3      357.3     (18.5)       338.8
Total managed assets ..........    13,367.0         --    4,996.2    7,771.2   26,134.4      81.9     26,216.3

December 31, 1997
-----------------
Operating revenue .............       414.8         --      343.5      210.9      969.2      77.3      1,046.5
Income taxes ..................        82.9         --       83.4       31.6      197.9     (19.9)       178.0
Net income ....................       163.4         --      112.7       49.6      325.7     (15.6)       310.1
Total managed assets ..........    11,709.7         --    4,250.8    6,318.6   22,279.1      65.8     22,344.9

      Revenues derived from United States based financing and leasing assets were $2,641.0 million, $2,129.9 million and $2,001.6 million for the years ending December 31, 1999, 1998 and 1997, respectively. Revenues derived from foreign based financing and leasing assets were $275.7 million, $140.6 million and $128.9 million for the years ending December 31, 1999, 1998 and 1997, respectively.

Note 23--Summarized Financial Information of Subsidiaries

      The following table shows summarized consolidated financial information for Newcourt Credit Group Inc. and for AT&T Capital. AT&T Capital was a subsidiary of Newcourt Credit Group Inc. at December 31, 1999. The Company has guaranteed on a full and unconditional basis the existing registered debt securities and certain other indebtedness of these subsidiaries. The Company has not disclosed related financial statements or other information for these subsidiaries on a stand-alone basis because management does not believe that it is material to debt holders due to the guarantee.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The following summarized consolidated financial information reflects results from the November 15, 1999 acquisition date through December 31, 1999.

                                                                    Period Ended December 31, 1999
                                                          Newcourt Credit Group Inc.     AT&T Capital
                                                          --------------------------     ------------
                                                                          Dollars in Millions
Operating revenue .......................................            $ 219.4                  $ 30.2
Operating expenses ......................................              206.4                    31.2
Operating income (loss) before taxes ....................               13.0                    (1.0)
Net income (loss) .......................................                7.5                    (0.7)

                                                                         At December 31, 1999
                                                          -------------------------------------------
ASSETS
Cash and cash equivalents ...............................            $ 423.7                 $ 179.0
Financing and leasing portfolio assets ..................           14,122.9                 5,250.1
Receivables from affiliates and other assets ............            2,543.5                 5,992.2
                                                                   ---------               ---------
Total assets ............................................          $17,090.1               $11,421.3
                                                                   =========               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Debt ....................................................          $11,822.6               $10,050.6
Other ...................................................            2,327.4                   472.3
                                                                   ---------               ---------
Total liabilities .......................................           14,150.0                10,522.9
Total shareholders' equity ..............................            2,940.1                   898.4
                                                                   ---------               ---------
Total liabilities and shareholders' equity ..............          $17,090.1               $11,421.3
                                                                   =========               =========

Note 24--Selected Quarterly Financial Data (Unaudited)

                                                                                1999
                                                        -----------------------------------------------------
                                                         First     Second       Third      Fourth
                                                        Quarter    Quarter     Quarter     Quarter      Year
                                                        -------    -------     -------     -------      -----
                                                            Dollars in Millions, except per share amounts
Net finance margin ...................................  $212.1      $214.4     $218.2      $272.7      $917.4
Fees and other income ................................    64.7        74.8       81.9       129.4       350.8
Salaries and general operating expenses ..............   105.8       108.0      110.2       192.0       516.0
Provision for credit losses ..........................    21.9        23.8       32.2        32.4       110.3
Goodwill amortization ................................     3.2         5.0        4.9        12.6        25.7
Minority interest in subsidiary trust holding
  solely debentures of the Company ...................     4.8         4.8        4.8         4.8        19.2
Provision for income taxes ...........................    49.2        51.3       51.1        56.0       207.6
Net income ...........................................  $ 91.9      $ 96.3     $ 96.9      $104.3      $389.4
Net income per diluted share .........................  $ 0.57      $ 0.59     $ 0.60      $ 0.49      $ 2.22

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                                                                                1998
                                                        ----------------------------------------------------
                                                         First     Second       Third      Fourth
                                                        Quarter    Quarter     Quarter     Quarter      Year
                                                        -------    -------     -------     -------      ----
                                                             Dollars in Millions, except per share amounts
Net finance margin ...................................  $189.7      $200.0     $204.1      $211.0      $804.8
Fees and other income ................................    66.4        60.7       69.0        59.3       255.4
Salaries and general operating expenses ..............    99.4       101.7      103.0       103.6       407.7
Provision for credit losses ..........................    22.5        21.9       30.6        24.4        99.4
Goodwill amortization ................................     2.3         2.3        2.3         3.2        10.1
Minority interest in subsidiary trust holding
  solely debentures of the Company ...................     4.8         4.8        4.8         4.8        19.2
Provision for income taxes ...........................    45.4        46.3       46.3        47.0       185.0
Net income ...........................................  $ 81.7      $ 83.7     $ 86.1      $ 87.3      $338.8
Net income per diluted share .........................  $ 0.50      $ 0.51     $ 0.53      $ 0.54      $ 2.08

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information called for by Item 10 is incorporated by reference from the information under the caption "Election of Directors" and "Election of Directors -- Executive Officers" in our Proxy Statement for our 2000 annual meeting of stockholders.

Item 11. Executive Compensation.

      The information called for by Item 11 is incorporated by reference from the information under the caption "Compensation of Directors and Executive Officers" in our Proxy Statement for our 2000 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information called for by Item 12 is incorporated by reference from the information under the caption "Principal Shareholders" in our Proxy Statement for our 2000 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions.

      The information called for by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for our 2000 annual meeting of stockholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

      (a) The following documents are filed with the Securities and Exchange Commission as part of this report:

          1. The financial statements of The CIT Group, Inc. and Subsidiaries as set forth on pages 31 - 63.

          2. All schedules are omitted because they are not applicable or because the required information appears in the consolidated financial statements or the notes thereto.

          3. The following is an index of the Exhibits required by Item 601 of Regulation S-K filed with the Securities and Exchange Commission as part of this report:

             3.1 Amended and Restated Certificate of Incorporation of The CIT Group, Inc., dated November 12, 1997 (incorporated by reference to Exhibit 3.1 to Form 8-A filed by CIT on October 29, 1997).

             3.2 By-Laws of The CIT Group, Inc., dated November 12, 1997 (incorporated by reference to Exhibit 3.2 to Form 8-A filed by CIT on October 29, 1997).

             4.1 Form of certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 to Form 8-A filed by CIT on October 29, 1998).

             4.2 Upon the request of the Securities and Exchange Commission, the Company will furnish a copy of all instruments defining the rights of holders of long-term debt of CIT.

             10.1 Regulatory Compliance Agreement, dated November 18, 1997 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Form S-2 filed by CIT on November 12, 1997).

             10.2  Registration  Rights  Agreement,   dated  November  18,  1997
                   (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Form S-2 filed by CIT on November 12, 1997).

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

             10.4 Employment Agreement of Joseph M. Leone, dated November 2, 1998, comparable to the agreements for William M. O'Grady and Ernest D. Stein.

             10.5  The CIT  Group  Bonus  Plan  (incorporated  by  reference  to
                   Exhibit 10 (d) to Form 10-K filed by CIT for the fiscal year ended December 31, 1992).

             10.6 The CIT Group Holdings, Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10(f) to Form 10-K filed by CIT for the fiscal year ended December 31, 1992).

             10.7 The CIT Group Holdings, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10(g) to Form 10-K filed by CIT for the fiscal year ended December 31, 1992).

             10.8 The CIT Group Holdings, Inc. Executive Retirement Plan and New Executive Retirement Plan, each effective as of January 1, 1995 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Form S-2 filed by CIT on November 12,
                   1997).

             10.9 The CIT Group, Inc. Long-Term Equity Compensation Plan, as amended and restated as of October 26, 1999 (incorporated by reference to Annex P to the Joint Management Information Circular and Proxy Statement filed by CIT and Newcourt Credit Group Inc. on September 21, 1999).

             10.10 The CIT Group,  Inc. Employee Stock Purchase Plan, as amended and restated January 28, 1999 and amended September 17, 1999 (incorporated by reference to Annex R to the Joint Management Information Circular and Proxy Statement filed by CIT and Newcourt Credit Group Inc. on September 21, 1999).

             10.11 The CIT  Group,  Inc.  Transition  Option  Plan,  dated as of
                   November 15, 1999 (incorporated by reference to Annex Q to the Joint Management Information Circular and Proxy Statement filed by CIT and Newcourt Credit Group Inc. on September 21,
                   1999).

             12    Computation  of Ratios of Earnings to Fixed Charges.

             21    Subsidiaries of the Registrant.

             23    Consent of KPMG LLP.

             24    Powers of Attorney

             27    Financial Data Schedule (filed electronically)

      (b) A Current Report on Form 8-K, dated October 4, 1999, was filed with the Securities and Exchange Commission regarding the announcement of an agreement between Heller Financial, Inc. and The CIT Group/Commercial Services, Inc., pursuant to which CIT would purchase the assets of Heller's domestic factoring business.

      A Current Report on Form 8-K, dated October 25, 1999 was filed with the Securities and Exchange Commission reporting CIT's announcement of results for the quarter ended September 30, 1999.

      A Current Report on Form 8-K, dated October 26, 1999, was filed with the Securities and Exchange Commission regarding the approval by stockholders at a Special Meeting of Stockholders of the pending acquisition of Newcourt Credit Group Inc. and the declaration of a dividend for the quarter ended September 30, 1999.

      A Current Report on Form 8-K, dated November 15, 1999, was filed with the Securities and Exchange Commission reporting CIT's announcements of the completion of the acquisition of Newcourt Credit Group Inc. and of CIT's guarantee of all public indebtedness of Newcourt and of AT&T Capital Corporation.

      A Current Report on Form 8-K, dated November 23, 1999, was filed with the Securities and Exchange Commission reporting CIT's announcement of a consent solicitation relating to certain of its public debt.

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

March 28, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature and Title                                    Date
                ----------------                                      ----
             ALBERT R. GAMPER, JR.*
-------------------------------------------------
              Albert R. Gamper, Jr.
 President, Chief Executive Officer and Director
          (principal executive officer)


                 DANIEL P. AMOS*
-------------------------------------------------
                 Daniel P. Amos
                    Director

                  ANTHEA DISNEY*
-------------------------------------------------
                  Anthea Disney
                    Director

                WILLIAM A. FARLINGER*
-------------------------------------------------
                William A. Farlinger
                    Director

                    GUY HANDS*
-------------------------------------------------
                    Guy Hands
                    Director

                  THOMAS H. KEAN*
-------------------------------------------------
                  Thomas H. Kean
                    Director

                   PAUL MORTON*
-------------------------------------------------
                   Paul Morton
                    Director

                 TAKATSUGU MURAI*
-------------------------------------------------
                 Takatsugu Murai
                    Director

                WILLIAM M. O'GRADY*
-------------------------------------------------
                William M. O'Grady
                    Director

              JOSEPH A. POLLICINO*
-------------------------------------------------
               Joseph A. Pollicino
                    Director

                  PAUL N. ROTH*
-------------------------------------------------
                  Paul N. Roth
                    Director

                 PETER J. TOBIN*
-------------------------------------------------
                 Peter J. Tobin
                    Director

               Signature and Title                                    Date
                ----------------                                      ----

                   KEIJI TORII*
-------------------------------------------------
                   Keiji Torii
                    Director

              THEODORE V. WELLS, JR.*
-------------------------------------------------
              Theodore V. Wells, Jr.
                    Director

                 ALAN F. WHITE*
-------------------------------------------------
                  Alan F. White
                    Director

               /s/ JOSEPH M. LEONE                                March 28, 2000
-------------------------------------------------
                 Joseph M. Leone
             Executive Vice President and
                Chief Financial Officer
            (principal accounting officer)

       *BY:   /s/ ERNEST D. STEIN                                 March 28, 2000
-------------------------------------------------
              Ernest D. Stein
             Attorney-In-Fact

      Original powers of attorney authorizing Albert R. Gamper, Jr., Ernest D. Stein, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.