Form 10-K/A
period 1999-12-31
CIT GROUP INC
filed 2000-03-29
CIK 20388

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock including Exchangeable Shares held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of the Common Stock including Exchangeable Shares ($14.06 per share), on February 29, 2000, was $2,281,167,773. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant. At February 29, 2000, 263,827,792 shares of the Company's Common Stock including Exchangeable Shares, par value $0.01 per share, were outstanding.

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


March 29, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature and Title                                           Date
       ----------------                                             ----
    ALBERT R. GAMPER, JR.*
--------------------------------
     Albert R. Gamper, Jr.
  Chairman, President, Chief
Executive Officer and Director
 (principal executive officer)


        DANIEL P. AMOS*
--------------------------------
        Daniel P. Amos
           Director

         ANTHEA DISNEY*
--------------------------------
         Anthea Disney
           Director

       WILLIAM A. FARLINGER*
--------------------------------
       William A. Farlinger
           Director

           GUY HANDS*
--------------------------------
           Guy Hands
           Director


         THOMAS H. KEAN*            *BY: /s/ ERNEST D. STEIN     March 29, 2000
--------------------------------         -------------------
         Thomas H. Kean                    Ernest D. Stein
           Director                       Attorney-In-Fact


          PAUL MORTON*
--------------------------------
          Paul Morton
           Director

        TAKATSUGU MURAI*
--------------------------------
        Takatsugu Murai
           Director

       WILLIAM M. O'GRADY*
--------------------------------
       William M. O'Grady
           Director

     JOSEPH A. POLLICINO*
--------------------------------
      Joseph A. Pollicino
           Director

         PAUL N. ROTH*
--------------------------------
         Paul N. Roth
           Director

        PETER J. TOBIN*
--------------------------------
        Peter J. Tobin
           Director

          KEIJI TORII*
--------------------------------
          Keiji Torii
           Director

     THEODORE V. WELLS, JR.*
--------------------------------
     Theodore V. Wells, Jr.
           Director

        ALAN F. WHITE*
--------------------------------
         Alan F. White
           Director


    /s/ JOSEPH M. LEONE                                           March 29, 2000
--------------------------------
       Joseph M. Leone
  Executive Vice President and
     Chief Financial Officer
 (principal accounting officer)



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