Form 10-Q
period 2000-03-31
CIT GROUP INC
filed 2000-05-15
CIK 20388

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

                  For the quarterly period ended MARCH 31, 2000
                                                 --------------
                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from______to_______

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
                                        Yes   X       No
                                           ------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2000: Common Stock including Exchangeable Shares - 263,018,311.

================================================================================

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


             TABLE OF CONTENTS                                              PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION                                                 1

 Item 1.  Condensed Financial Statements
          Consolidated Balance Sheets - March 31, 2000 and
            December 31, 1999.                                                 2
          Consolidated Income Statements for the three months
            ended March 31, 2000 and 1999.                                     3
          Consolidated Statements of Changes in Stockholders' Equity for
            the three months ended March 31, 2000 and 1999.                    4
          Consolidated Statements of Cash Flows for the three months
            ended March 31, 2000 and 1999.                                     5
          Notes to Condensed Consolidated Financial Statements.             6-10

  Item 2. Management's Discussion and Analysis of Financial
   and      Condition and Results of Operations                            11-26
  Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders                 27
  Item 6. Exhibits and Reports on Form 8-K                                    27

--------------------------------------------------------------------------------
Statements contained in this Form 10-Q that are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, potential changes in interest rates, competitive factors, and general economic conditions and the ability to integrate recent acqusitions.
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

      Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1999 Annual Report on Form 10-K for The CIT Group, Inc. ("we", "our", "us", "CIT", or the "Company").

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)

                                                            March 31,       December 31,
                                                              2000             1999
                                                          -----------      ------------
                                                          (unaudited)
Assets
------
Financing and leasing assets
Loans and leases
   Commercial                                             $29,211.9         $27,119.2
   Consumer                                                 4,127.2           3,887.9
                                                          ---------         ---------
      Finance receivables                                  33,339.1          31,007.1
Reserve for credit losses                                    (476.2)           (446.9)
                                                          ---------         ---------
      Net finance receivables                              32,862.9          30,560.2
Operating lease equipment, net                              6,495.6           6,125.9
Finance receivables held for sale                           2,762.5           3,123.7
Cash and cash equivalents                                     388.8           1,073.4
Goodwill                                                    1,830.1           1,850.5
Other assets                                                2,310.4           2,347.4
                                                          ---------         ---------
   Total assets                                           $46,650.3         $45,081.1
                                                          =========         =========

Liabilities and Stockholders' Equity
------------------------------------
Debt
Commercial paper                                          $10,618.1         $ 8,974.0
Variable rate senior notes                                  7,914.7           7,147.2
Fixed rate senior notes                                    18,180.6          19,052.3
Subordinated fixed rate notes                                 200.0             200.0
                                                          ----------        ---------
   Total debt                                              36,913.4          35,373.5
Credit balances of factoring clients                        2,256.7           2,200.6
Accrued liabilities and payables                            1,020.1           1,191.8
Deferred federal income taxes                                 558.5             510.8
                                                          ---------         ---------
   Total liabilities                                       40,748.7          39,276.7
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust holding
   solely debentures of the Company                           250.0             250.0
Stockholders' equity
Common stock                                                    2.7               2.7
Paid-in capital                                             3,524.7           3,521.8
Retained earnings                                           2,214.9           2,097.6
Accumulated other comprehensive income                          0.1               2.8
Treasury stock at cost                                        (90.8)            (70.5)
                                                          ---------         ---------
   Total stockholders' equity                               5,651.6           5,554.4
                                                          ---------         ---------
   Total liabilities and stockholders' equity             $46,650.3         $45,081.1
                                                          =========         =========

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                 (Dollars in Millions, except per share amounts)


                                                                   For The Three Months
                                                                     Ended March 31,
                                                              -----------------------------
                                                                 2000                1999
                                                              ---------             -------
                                                                       (unaudited)
Finance income                                                $ 1,228.8             $ 541.5
Interest expense                                                  571.9               273.3
                                                              ---------             -------
   Net finance income                                             656.9               268.2
Depreciation on operating lease equipment                         307.8                56.1
                                                              ---------             -------
   Net finance margin                                             349.1               212.1
Fees and other income                                             238.2                64.7
                                                              ---------             -------
   Operating revenue                                              587.3               276.8
                                                              ---------             -------

Salaries and general operating expenses                           268.2               105.8
Provision for credit losses                                        61.6                21.9
Goodwill amortization                                              20.5                 3.2
Minority interest in subsidiary trust holding solely
   debentures of the Company                                        4.8                 4.8
                                                              ---------             -------
   Operating expenses                                             355.1               135.7
                                                              ---------             -------

   Income before provision for income taxes                       232.2               141.1
Provision for income taxes                                         88.3                49.2
                                                              ---------             =======
   Net income                                                 $   143.9             $  91.9
                                                              =========             =======

Basic net income per share                                    $    0.55             $  0.57
Diluted net income per share                                  $    0.55             $  0.57

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Dollars in Millions)

                                                         Three Months Ended
                                                              March 31,
                                                  ------------------------------
                                                     2000                1999
                                                  ----------         -----------
                                                            (unaudited)

Balance, January 1                                $  5,554.4         $  2,701.6
                                                  ----------         ----------
  Net income                                           143.9               91.9
  Foreign currency translation adjustments              (3.3)                --
  Unrealized gain on equity and securitization
   investments, net                                      0.6                 --
                                                  ----------         ----------
Total comprehensive income                             141.2               91.9
Dividends declared                                     (26.6)             (16.2)
Treasury stock purchased                               (20.3)              (7.2)
Other                                                    2.9                3.6
                                                  ----------         ----------
Balance, March 31                                 $  5,651.6         $  2,773.7
                                                  ==========         ==========


See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                      -----------------------------
                                                                         2000                1999
                                                                      ----------          ----------
                                                                                (unaudited)

CASH FLOWS FROM OPERATIONS
Net income                                                            $    143.9          $    91.9
Adjustments to reconcile net income to net cash flows
   from operations:
 Provision for credit losses                                                61.6               21.9
 Depreciation and amortization                                             353.4               73.1
 Provision for deferred federal income taxes                                47.7               26.2
 Gains on equipment, receivable and investment sales                       (95.7)             (14.0)
 (Decrease) increase in accrued liabilities and payables                  (126.8)              72.0
 Decrease (increase) in other assets                                        32.7              (53.1)
 Other                                                                       4.1               15.7
                                                                      ----------          ---------
  Net cash flows provided by operations                                    420.9              233.7
                                                                      ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                                         (11,658.2)          (7,827.7)
Collections on loans                                                     9,453.7            7,485.0
Proceeds from asset and receivable sales                                 1,168.5              775.2
Purchase of finance receivable portfolios                                 (706.0)            (202.0)
Purchases of assets to be leased                                          (547.8)            (472.5)
Net increase in short-term factoring receivables                          (267.3)             (91.4)
Other                                                                       25.1               (6.3)
                                                                      ----------          ---------
  Net cash flows used for investing activities                          (2,532.0)            (339.7)
                                                                      ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of variable and fixed rate notes                             (3,199.3)          (1,598.9)
Proceeds from the issuance of variable and fixed rate notes              3,095.1            2,248.4
Net increase (decrease) in commercial paper                              1,644.1             (334.8)
Repayments of non-recourse leveraged lease debt                            (66.9)             (70.0)
Cash dividends paid                                                        (26.6)             (16.2)
Purchase of treasury stock                                                 (20.3)              (7.2)
                                                                      ----------          ---------
  Net cash flows provided by financing activities                        1,426.1              221.3
                                                                      ----------          ---------
Effect of exchange rate on cash                                              0.4                 --
                                                                      ----------          ---------
Net (decrease) increase in cash and cash equivalents                      (684.6)             115.3
Cash and cash equivalents, beginning of period                           1,073.4               73.6
                                                                      ----------          ---------
Cash and cash equivalents, end of period                              $    388.8          $   188.9
                                                                      ==========          =========

Supplemental disclosures
Interest paid                                                         $    526.7          $   225.7
Federal, state and local and foreign income taxes paid                $      4.2          $     3.4

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Basis of Presentation

We believe all adjustments (all of which are normal recurring accruals) necessary for a fair statement of financial position and results of operations for these periods have been made. Results for interim periods are not necessarily indicative of results for a full year and are subject to year-end audit adjustments.

Note 2-Earnings Per Share

The reconciliation of the numerator and denominator of basic earnings per share ("EPS") with that of diluted EPS is presented below.

-----------------------------------------------------------------------------------------------------------------------

                                                        For the Three Months Ended March 31,
                              -----------------------------------------------------------------------------------------
                                                 2000                                          1999
                              --------------------------------------------   ------------------------------------------
                                 Income          Shares         Per Share      Income          Shares       Per Share
                               (Numerator)    (Denominator)      Amount      (Numerator)   (Denominator)     Amount
                               -----------    -------------      ------      -----------   -------------     ------
                                                  (Dollars in Millions, except per share amounts)
Basic EPS:
Income available to
  common shareholders             $143.9       262,931,435       $0.55           $91.9       161,166,060      $0.57
                                                                 =====                                        =====
Effect of Dilutive
  Securities:
Restricted shares                      -           660,570                           -           962,291
Stock options                          -            28,097                           -           292,676
                                  ------       -----------                       -----       -----------
Diluted EPS                       $143.9       263,620,102       $0.55           $91.9       162,421,027      $0.57
                                  ======       ===========       =====           =====       ===========      =====

----------------------------------------------------------------------------------------------------------------------

Note 3-Stockholders' Equity

The following table summarizes the outstanding common stock, par value $.01 per share with 1,210,000,000 shares authorized, and exchangeable shares at March 31, 2000 and December 31, 1999.


                                                                    Common Stock
                                               -----------------------------------------------------
                                                                      Less                             Exchangeable
                                                   Issued           Treasury          Outstanding         Shares
                                                   ------           --------          -----------         ------
Balance at March 31, 2000                        254,891,002       (3,928,986)        250,962,016       12,405,295
                                                 ===========       ===========        ===========       ==========
Balance at December 31, 1999                     242,285,952       (2,745,685)        239,540,267       24,892,310
                                                 ===========       ===========        ===========       ==========

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 - Business Segment Information

The  following   table  presents   reportable   segment   information   and  the
reconciliation to the consolidated totals as of March 31, 2000 and 1999. The 2000 amounts reflect integration related portfolio transfers between Vendor Technology Finance, Structured Finance and Equipment Financing and Leasing.
Prior year balances have been reclassified to conform with the current year presentation.

----------------------------------------------------------------------------------------------------------------------

                           Equipment    Vendor
                           Financing  Technology  Commercial  Structured               Total     Corporate  Consolidated
                          and Leasing   Finance     Finance    Finance    Consumer    Segments   and Other     Total
                          -----------   -------     -------    -------    --------    --------   ---------     -----
                                                              (Dollars in Millions)
March 31, 2000
Operating revenue          $   165.8   $   188.9    $  117.0   $   32.3    $   57.5  $   561.5     $ 25.8   $   587.3
Net income                      64.4        28.2        35.8       16.3        13.8      158.5      (14.6)      143.9
Total managed assets        19,892.0    16,067.8     7,585.8    2,043.2     7,400.0   52,988.8      160.7    53,149.5

March 31, 1999

Operating revenue          $   121.0   $      -     $   89.4   $     -     $   58.8  $   269.2     $  7.6   $   276.8
Net income                      57.4          -         28.5         -         13.0       98.9       (7.0)       91.9
Total managed assets        13,640.2          -      5,466.4         -      7,913.4   27,020.0       84.6    27,104.6

----------------------------------------------------------------------------------------------------------------------

Note 5 - 1999 Restructuring Charge

On November 15, 1999, CIT concluded its acquisition of Newcourt, a publicly-traded non-bank financial services enterprise, which originated, invested in and securitized, syndicated and sold asset-based loans and leases. Newcourt's origination activities focus on the commercial and corporate finance segments of the asset-based financing market. The acquisition of Newcourt has been accounted for using the purchase method.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the restructuring liability, which resulted from the Newcourt acquisition.

--------------------------------------------------------------------------------------------------------------------
                                                    Severance and
                                                        Other          Leasehold         Transaction
                                                     Termination      Termination         and Other
                                                        Costs            Costs              Costs           Total
                                                    -------------     -----------        -----------      ---------
                                                                        (Dollars in Millions)
  Balance at November 15, 1999                          $102.1           $24.5             $72.6           $199.2
     Cash payments                                       (48.1)             --             (38.0)           (86.1)
     Transaction fees settled in CIT stock                  --              --             (14.3)           (14.3)
     Non-cash adjustments                                   --              --              (2.5)            (2.5)
                                                        ------           -----             ------          ------
  Balance at December 31, 1999                            54.0            24.5              17.8             96.3
     Cash payments                                       (21.3)             --              (5.3)           (26.6)
                                                        ------           -----             -----           ------
  Balance at March 31, 2000                             $ 32.7           $24.5             $12.5           $ 69.7
                                                        ======           =====             =====           ======

--------------------------------------------------------------------------------------------------------------------

The purchase accounting adjustments include estimated fair value adjustments relating to certain receivable portfolios that are held for sale. Goodwill may be further adjusted upon the sale of these portfolios to reflect the allocation of goodwill to the cost basis of the assets sold. Further, additional restructuring activities, which were contemplated in CIT's overall integration plan, may occur in the year 2000. Any associated incremental exit costs will also be reflected as goodwill adjustments in 2000 to the extent applicable. Based upon currently available information and final determination of fair value, management anticipates that as a result of the above factors, goodwill will be increased in 2000.

Note 6 - Selected Pro Forma Information

The unaudited condensed consolidated statement of income for the three months ended March 31, 2000 and the unaudited pro forma condensed consolidated statement of income for the three months ended March 31, 1999 follow. The 1999 pro forma statement has been prepared assuming that the Newcourt acquisition had occurred at the beginning of the period.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------
                                                  For the Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                   2000               1999*
                                                  ------             ------
                                        (Dollars in Millions, except per share amounts)
Operating revenue                                 $587.3             $546.2
Net income                                        $143.9             $120.1
Basic earnings per share                          $ 0.55             $ 0.45
Diluted earnings per share                        $ 0.55             $ 0.45

--------------------------------------------------------------------------------------

* 1999 pro forma results include a non-recurring gain from the extinguishment of certain derivative instruments by Newcourt of $56.6 million pretax, $31.1 million after tax and $0.12 pro forma EPS.

The pro forma results have been prepared for comparative purposes only, and are based on the historical operating results of Newcourt prior to the acquisition. The pro forma results include certain adjustments, primarily to recognize accretion and amortization based on the allocated purchase price of assets and liabilities. Further, the 1999 results do not include cost savings, reduced securitization activity and other initiatives introduced by CIT that management believes will be reflected in the post-acquisition results. Accordingly, management does not believe that the 1999 pro forma results are indicative of the actual results that would have occurred had the acquisition closed at the beginning of the year.

Note 7 - Summarized Financial Information of Subsidiaries

The following table shows summarized consolidated financial information for Newcourt Credit Group Inc. and for AT&T Capital. CIT has guaranteed on a full and unconditional basis the existing registered debt securities and certain other indebtedness of these subsidiaries. Therefore, CIT has not presented related financial statements or other information for these subsidiaries on a stand-alone basis.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarized consolidated financial information reflects results as of and for the quarter ended March 31, 2000 and also the transfer of various subsidiaries to other CIT entities during January 2000.


-----------------------------------------------------------------------------------------------

                                                            Three Months Ended March 31, 2000
                                                        ---------------------------------------
                                                          Newcourt
                                                           Credit                       AT&T
                                                         Group Inc.                   Capital
                                                         -----------                 ----------
                                                                 (Dollars in Millions)
Operating revenue                                        $   50.2                    $    75.1
Operating expenses                                           26.9                         73.6
Operating income before taxes                                23.3                          1.5
Net income                                                   15.8                          0.9

                                                                  At March 31, 2000
                                                        ---------------------------------------
Assets
Cash and cash equivalents                                $   24.0                    $   201.1
Financing and leasing portfolio assets                    1,755.1                      5,459.2
Receivables from affiliates and other assets                508.6                      6,839.1
                                                         --------                    ---------
Total assets                                             $2,287.7                    $12,499.4
                                                         ========                    =========

Liabilities and Stockholders' Equity
Liabilities:
Debt                                                     $  464.2                    $11,066.6
Other                                                        38.8                        224.7
                                                         --------                    ---------
Total liabilities                                           503.0                     11,291.3
Total stockholders' equity                                1,784.7                      1,208.1
                                                         --------                    ---------
Total liabilities and stockholders' equity               $2,287.7                    $12,499.4
                                                         ========                    =========

----------------------------------------------------------------------------------------------

Note 8 - Recent Accounting Pronouncements

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
and      CONDITION AND RESULTS OF OPERATIONS
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OVERVIEW

Net income for the quarters ended March 31, 2000 and 1999 totaled $143.9 million and $91.9 million, respectively. Earnings per diluted share for the first quarter of 2000 were $0.55, compared to $0.57 in the first quarter of 1999 reflecting higher 2000 earnings offset by the dilutive effective of stock issued in connection with the November 15, 1999 acquisition of Newcourt. The first quarter 2000 earnings reflect growth from our 1999 acquisition activity, continued strong originations, and excellent fee and other income, as well as expense savings related to our operational integrations.

Return on equity, for the first quarter of 2000, was 10.3% compared to 13.5% for the same period in 1999 reflecting the increase in stock issued for the Newcourt acquisition. Return on average tangible equity, for the first quarter of 2000, was 15.3% compared to 14.6% for the same period in 1999. Return on average earning assets ("AEA"), for the first quarter of 2000, was 1.48% compared to 1.63% for the first quarter of 1999.

New business origination volume, excluding factoring volume, for the first quarter of 2000 was just under $6.8 billion compared to $2.6 billion in the first quarter of 1999, due primarily to the Newcourt acquisition.

Managed assets, comprised of financing and leasing assets and finance receivables previously securitized that we continue to manage, totaled $53.1 billion at March 31, 2000, up 3.3% from $51.4 billion at year end, and $27.1 billion at March 31, 1999. Owned financing and leasing assets increased 5.9% to $42.8 billion at March 31, 2000 from $40.4 billion at December 31, 1999, and from $24.3 billion at March 31, 1999. The December 31, 1999 securitized asset balance included in managed assets reflects an adjustment to the securitized asset balance to conform to the current quarter presentation.

NET FINANCE INCOME AND MARGIN

We earn finance income on the loans and leases we provide to our borrowers and equipment users. The interest expense is the cost to us of borrowing funds used to make loans and purchase equipment to lease to customers. The excess of finance income over interest expense is "net finance income." During the first quarter of 2000, our net finance income as a percentage of AEA increased significantly due to a higher level of operating leases, as well as the acquired Newcourt portfolios. Considering this growing proportion of operating leases in the portfolio, we believe that a more meaningful measure of profitability is net finance income after depreciation on operating lease equipment or "net finance margin."

A comparison of 2000 and 1999 net finance income and net finance margin is set forth below.


-----------------------------------------------------------------------------------------------------------------

                                                        Three Months Ended
                                                   ---------------------------
                                                             March 31,                          Increase
                                                   ---------------------------         --------------------------
                                                      2000              1999            Amount            Percent
                                                   ---------         ---------         --------           -------
                                                                        (Dollars in Millions)
  Finance income                                   $ 1,228.8         $   541.5         $   687.3           126.9%
  Interest expense                                     571.9             273.3             298.6           109.3
                                                   ---------         ---------         ---------           -----
    Net finance income                                 656.9             268.2             388.7           144.9

  Depreciation on operating lease
      equipment                                        307.8              56.1             251.7           448.7
                                                   ---------         ---------         ---------           ------
    Net finance margin                             $   349.1         $   212.1         $   137.0            64.6%
                                                   =========         =========         =========           ======

  AEA                                              $38,968.1         $22,603.8         $16,364.3            72.4%

  Net finance income as a % of AEA                     6.74%             4.75%
  Net finance margin as a % of AEA                     3.58%             3.75%

-----------------------------------------------------------------------------------------------------------------

Net finance margin increased 64.6% to $349.1 million for the three months ended March 31, 2000 from the same period in 1999. The increase primarily reflects growth in our loans, leases and operating leases primarily attributed to acquisitions, as well as higher margins on the acquired Newcourt portfolios. As a percentage of AEA, net finance margin declined to 3.58% at March 31, 2000 from 3.75% at March 31, 1999, primarily reflecting the growing operating lease business, which has more than doubled to $6.5 billion from March 31, 1999. Our operating leases, which generally have lower net margins than finance receivables at inception, also generate equipment gains, renewal fees and tax depreciation benefits. Other factors contributing to the decline include higher leverage, an increasing interest rate environment and competitive environment.

Finance income for the three months ended March 31, 2000 increased $687.3 million or 126.9% to $1,228.8 million from the comparable 1999 period. As a percentage of AEA, finance income (excluding interest income relating to short-term interest-bearing deposits) was 12.46% for the first quarter ended March 31, 2000, compared to 9.47% for the same quarter of 1999. The increase in yield was due to changes in product mix primarily as a result of the 1999 fourth quarter Newcourt acquisition.

Interest expense for the three months ended March 31, 2000 increased $298.6 million or 109.3% from the comparable 1999 period. As a percentage of AEA, interest expense (excluding interest expense relating to short-term interest-bearing deposits and dividends related to the Company's preferred capital securities) for the first quarter of 2000 increased to 5.72% from 4.72%. The rate increase from the comparable period of 1999 reflects the rising interest rate environment in the latter half of 1999 and into 2000.

We seek to mitigate interest rate risk by matching the repricing characteristics of our assets with our liabilities, which is done in part through the use of derivative financial instruments, principally interest rate swaps. A comparative analysis of the weighted average principal outstanding and interest rates paid on our debt before and after the effect of interest rate swaps is shown in the following table.


-----------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended March 31, 2000
                                                       ----------------------------------------------------------
                                                            Before Swaps                        After Swaps
                                                       ----------------------            ------------------------
                                                                          (Dollars in Millions)
Commercial paper and variable rate
   senior notes                                        $18,556.3        6.05%             $15,242.6        6.28%
Fixed rate senior and subordinated notes                17,764.1        6.66%              21,077.8        6.53%
                                                       ---------                          ---------
Composite interest rate paid                           $36,320.4        6.35%             $36,320.4        6.43%
                                                       =========                          =========


                                                                    Three Months Ended March 31, 1999
                                                       ---------------------------------------------------------
                                                            Before Swaps                        After Swaps
                                                       ----------------------             ----------------------
                                                                          (Dollars in Millions)
Commercial paper and variable rate
   senior notes                                        $10,669.8        5.01%             $ 8,335.4        4.97%
Fixed rate senior and subordinated notes                 8,498.5        6.21%              10,832.9        6.27%
                                                       ---------                          ---------
Composite interest rate paid                           $19,168.3        5.54%             $19,168.3        5.71%
                                                       =========                          =========

-----------------------------------------------------------------------------------------------------------------

The weighted average composite interest rate after swaps in each of the periods presented increased from the composite interest rate before swaps primarily because a larger proportion of our debt, after giving effect to interest rate swaps, was subject to a fixed interest rate. However, the weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred had we chosen to manage interest rate risk without the use of such swaps.

The operating equipment lease portfolio was $6.5 billion at March 31, 2000 versus $3.2 billion at March 31, 1999. Operating lease margin (rental income less depreciation expense) was 8.1% for the first quarter of 2000 compared to 6.6% for the prior year quarter. Depreciation on operating lease equipment was $307.8 million in 2000, versus $56.1 million in 1999. As a percentage of average operating leases, depreciation expense, on an annualized basis, was 19.7% and 7.5% at March 31, 2000 and March 31, 1999, respectively. The increase in 2000 over 1999 reflects the acquired Newcourt portfolios, which include shorter term assets with more rapid depreciable lives. See "Financing and Leasing Assets" for further discussion on growth of our operating lease portfolio.

FEES AND OTHER INCOME

Non-spread revenues for the three months ended March 31, 2000 totaled $238.2 million, compared to $64.7 million for the first quarter of 1999, as shown in the following table.

-------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                     2000                  1999
                                                    ------                ------
                                                        (Dollars in Millions)

Fees and other income                               $121.4                $30.9
Factoring commissions                                 38.5                 24.0
Gains on venture capital investments                  37.5                   --
Gains on sales of leasing equipment                   21.8                  9.2
Gains on securitizations                              19.0                  0.6
                                                    ======                =====
                                                    $238.2                $64.7
                                                    ======                =====

-------------------------------------------------------------------------------

Fees and other income increased $90.5 million from the first quarter of 1999 to $121.4 million, reflecting the higher proportion of fee-based business in the former Newcourt business units, as the combination of Vendor Technology Finance and Structured Finance contributed $74.0 million of the year-over-year increase. Factoring commissions increased reflecting higher core volumes and the 1999 acquisitions. Gains of $37.5 million were realized on a number of venture capital investment transactions, one of which accounted for a substantial portion of the gains. Gains on equipment sales increased due to the higher volume of equipment coming off lease as a result of the larger operating lease portfolio. Securitization gains were $19.0 million or 8.2% of pretax income, versus $0.6 million in the first quarter of 1999.

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and general operating expenses increased to $268.2 million in the first quarter of 2000 from $105.8 million in the comparable 1999 period, reflecting increased personnel and facilities due to the 1999 acquisitions and normal expense increases. Although up from the prior year quarter, we have realized integration savings of approximately $24 million on a run-rate basis for this first quarter from pre-acquisition levels, or slightly less than $100 million on a full year pro-forma basis. The full year savings target set by management is $150 million. Expense savings to date are primarily from the elimination of duplicate corporate overhead and consolidation of non-revenue department activities. Operational savings from the consolidation of certain servicing centers, as well as real estate cost reductions, are expected to be realized in the coming quarters. Headcount was 7,650 at quarter end, down 600 from December 31, 1999.

Management monitors productivity via the efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA"). These ratios, excluding goodwill amortization, are set forth in the following table.

--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                        2000              1999
                                                      -------           -------

Efficiency ratio                                        46.0%             38.9%
Salaries and general operating expenses as a
    percentage of AMA                                   2.15%             1.68%

--------------------------------------------------------------------------------

The  higher  2000  ratios  reflect  the  acquired  Vendor   Technology   Finance
operations, which carry significantly higher expense ratios.

GOODWILL AMORTIZATION

Goodwill amortization was $20.5 million in 2000 versus $3.2 million in 1999. This increase reflects the impact of the 1999 acquisitions of Newcourt, Heller and Congress, each of which were accounted for under the purchase method and occurred after March 31, 1999.

RESERVE AND PROVISION FOR CREDIT LOSSES/CREDIT QUALITY

The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience, and levels of past due loans and non-performing assets. The reserve increased to $476.2 million (1.43% of finance receivables) at March 31, 2000 from $446.9 million (1.44% of finance receivables) at December 31, 1999 and $265.8 million (1.32% of finance receivables) at March 31, 1999. The reserve percentage decreased slightly to 1.43% at March 31, 2000 due to seasonal growth in factoring receivables in the first quarter. The relationship of the reserve for credit losses to non-accrual finance receivables was 70.8% at March 31, 2000 compared to 87.6% at December 31, 1999.

The provision for credit losses for the first quarter of 2000 was $61.6 million, up from $21.9 million in the first quarter of 1999, reflecting higher 2000 net credit losses and provisions for portfolio growth.

For the quarter ended March 31, 2000, net credit losses were $53.0 million (0.67% of average finance receivables) as compared to $20.9 million (0.42% of average finance receivables) for the same period last year. The increase in net credit losses as a percentage of average finance receivables reflects product mix changes due to the acquisitions.

The following table sets forth net credit losses as a percentage of average finance receivables (annualized), excluding consumer finance receivables held for sale.

--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                      2000                1999
                                                    -------             -------

Equipment Financing and Leasing                      0.45%               0.11%
Vendor Technology Finance                            0.76                  --
Commercial Finance                                   0.59                0.43
                                                     -----               -----
  Total Commercial                                   0.55                0.22
Consumer                                             1.48                1.17
                                                     =====               =====
  Total                                              0.67%               0.42%
                                                     =====               =====

--------------------------------------------------------------------------------

Commercial net credit losses were up from 0.22% in 1999 to 0.55% in 2000 due mainly to higher charge-offs in Equipment Financing and Leasing and Commercial Finance and to the addition of Vendor Technology Finance. Consumer net credit losses were 1.48% compared to 1.17% for the three months ended March 31, 2000 and 1999, respectively, primarily due to higher losses in the manufactured housing portfolio. Equipment Financing and Leasing net credit losses increased primarily due to the transfer of assets from the Newcourt portfolios. The increase in Commercial Finance net credit losses was primarily due to lower than normal loss rates in the first quarter of 1999.

PAST DUE AND NON-PERFORMING ASSETS

The following table sets forth certain information concerning past due and total non-performing assets (and the related percentages of finance receivables) at March 31, 2000 and December 31, 1999. The 2000 amounts and ratios reflect integration related portfolio transfers between Vendor Technology Finance, Structured Finance and Equipment Financing and Leasing.


-----------------------------------------------------------------------------------------------------------------

                                                         At March 31, 2000                  At December 31, 1999
                                                       ---------------------               ----------------------
                                                                          (Dollars in Millions)
Finance receivables, past due 60
     days or more
  Equipment Financing and Leasing                      $ 305.1          2.35%              $ 209.6          1.93%
  Vendor Technology Finance                              322.8          4.26                 376.4(1)       4.15(1)
  Commercial Finance                                      59.2          0.78                  64.0          0.91
  Structured Finance                                      86.9          7.83                     -(1)          -(1)
                                                       -------          ----               -------          ----
    Total Commercial Segments                            774.0          2.65                 650.0          2.42
  Consumer                                               178.2          4.32                 189.1(2)       4.62(2)
                                                       -------          ----               -------          ----
    Total                                              $ 952.2          2.85%              $ 839.1          2.71%
                                                       =======          ====               =======          ====

Total non-performing assets
  Equipment Financing and Leasing                      $ 303.6          2.34%              $ 139.9          1.29%
  Vendor Technology Finance                              247.2          3.27                 309.4(1)       3.41(1)
  Commercial Finance                                      22.6          0.30                  27.6          0.39
  Structured Finance                                      85.9          7.74                     -(1)          -(1)
                                                       -------          ----               -------          ----
    Total Commercial Segments                            659.3          2.26                 476.9          1.77
  Consumer                                               162.3          3.93                 158.5(2)       3.87(2)
                                                       -------          ----               -------          ----
    Total                                              $ 821.6          2.46%              $ 635.4          2.05%
                                                       =======          ====               =======          ====

-----------------------------------------------------------------------------------------------------------------

(1) All Newcourt Segment data, at December 31, 1999, as presented above, is included in Vendor Technology Finance. Additionally, the 1999 amounts and ratios do not reflect integration related portfolio transfers between Vendor Technology Finance, Structured Finance and Equipment Financing and Leasing.

(2) For these calculations, certain finance receivables held for sale and the associated past due and non-performing balances are included.

Non-performing assets reflect both finance receivables on non-accrual status and assets received in satisfaction of loans.

Commercial past due and non-performing accounts increased primarily due to the acquired portfolios and as a result of the consolidation of the servicing centers. The increase in

Equipment Financing and Leasing is due to the transfer of assets from Vendor Technology Finance and Structured Finance, which is not reflected in the December 31, 1999 information.

INCOME TAXES

The effective income tax rates for the first quarters of 2000 and 1999 were 38.0% and 34.9%, respectively. The increase in the 2000 effective tax rate was primarily due to nondeductible goodwill amortization.

FINANCING AND LEASING ASSETS

Our managed assets grew $1.7 billion (3.3%), to $53.1 billion at March 31, 2000 from $51.4 billion at December 31, 1999. Financing and leasing assets grew $2.4 billion (5.9%) to $42.8 billion at March 31, 2000 from December 31, 1999. Managed assets include finance receivables, operating lease equipment, finance receivables held for sale, certain investments, and finance receivables previously securitized and still managed by us.

The managed assets of our business segments and the corresponding strategic business units are presented in the following table.


---------------------------------------------------------------------------------------------------------------------

                                                                    At             At
                                                                 March 31,     December 31,            Change
                                                                   2000           1999          Amount       Percent
                                                                 --------      -----------     --------     ---------
                                                                 (Dollars in Millions)
Equipment Financing
  Finance receivables                                           $11,081.1      $10,899.3       $  181.8         1.7%
  Operating lease equipment, net                                  1,170.9        1,066.2          104.7         9.8
                                                                ---------      ---------       --------      ------
    Total                                                        12,252.0       11,965.5          286.5         2.4
                                                                ---------      ---------       --------      ------
Capital Finance
  Finance receivables                                             1,638.3        1,838.0         (199.7)      (10.9)
  Operating lease equipment, net                                  3,187.0        2,931.8          255.2         8.7
  Liquidating portfolio (1) (2)                                     259.7          281.4          (21.7)       (7.7)
                                                                ---------      ---------       --------      ------
    Total                                                         5,085.0        5,051.2           33.8         0.7
                                                                ---------      ---------       --------      ------
    Total Equipment Financing and Leasing Segment                17,337.0       17,016.7          320.3         1.9
                                                                ---------      ---------       --------      ------

Vendor Technology Finance
  Finance receivables                                             8,568.6        7,488.9        1,079.7        14.4
  Operating lease equipment, net                                  2,091.0        2,108.8          (17.8)       (0.8)
                                                                ---------      ---------       --------      ------
    Total Vendor Technology Finance Segment                      10,659.6        9,597.7        1,061.9        11.1
                                                                ---------      ---------       --------      ------
Structured Finance
  Finance receivables                                             2,014.4        1,933.9           80.5         4.2
  Operating lease equipment, net                                     28.8             -            28.8       100.0
                                                                ---------      ---------       --------      ------
    Total Structured Finance Segment                              2,043.2        1,933.9          109.3         5.7
                                                                ---------      ---------       --------      ------

Commercial Services                                               4,482.0        4,165.1          316.9         7.6
Business Credit                                                   3,103.8        2,837.0          266.8         9.4
                                                                ---------      ---------       --------      ------
    Total Commercial Finance Segment                              7,585.8        7,002.1          583.7         8.3
                                                                ---------      ---------       --------      ------

    Total Commercial Segments                                    37,625.6       35,550.4        2,075.2         5.8
                                                                ---------      ---------       --------      ------

Home equity                                                       2,408.4        2,215.4          193.0         8.7
Manufactured housing                                              1,687.1        1,666.9           20.2         1.2
Recreational vehicles                                               437.0          361.2           75.8        21.0
Liquidating portfolio (3)                                           439.1          462.8          (23.7)       (5.1)
                                                                ---------      ---------       --------      ------
    Total Consumer Segment                                        4,971.6        4,706.3          265.3         5.6
                                                                ---------      ---------       --------      ------

Other - Equity Investments                                          160.7          137.3           23.4        17.0
                                                                ---------      ---------       --------      ------

    Total Financing and Leasing Portfolio Assets                 42,757.9       40,394.0        2,363.9         5.9
                                                                ---------      ---------       --------      ------

Finance receivables previously securitized
  Commercial (4)                                                  7,963.2        8,471.5         (508.3)       (6.0)
  Consumer                                                        1,878.8        1,987.0         (108.2)       (5.4)
  Consumer liquidating portfolio (3)                                549.6          580.8          (31.2)       (5.4)
                                                                ---------      ---------       --------      ------
    Total                                                        10,391.6       11,039.3         (647.7)       (5.9)
                                                                ---------      ---------       --------      ------

    Total Managed Assets                                        $53,149.5      $51,433.3       $1,716.2         3.3%
                                                                =========      =========       ========      ======

---------------------------------------------------------------------------------------------------------------------

(1) Consists primarily of ocean going maritime and project finance. Capital Finance discontinued marketing to these sectors in 1997.
(2) Operating lease equipment, net, of $17.9 million and $19.1 million are included in the liquidating portfolios at March 31, 2000 and December 31, 1999, respectively.
(3) In 1999, we decided to exit the recreational boat and wholesale loan product lines.
(4) December 1999 managed asset balances have been adjusted to reflect a vehicle in the Newcourt securitization program previously excluded. The adjustment did not affect either the balance sheet or the income statement for December 1999.

Strong originations in transportation, corporate aerospace and SBA resulted in first quarter 2000 growth in the Equipment Financing and Leasing operating lease portfolios. Vendor Technology grew its major vendor relationships, whereas the growth in the Commercial Finance segment resulted from strong new business generation and seasonal growth in factoring.

Consumer managed assets were $7.4 billion at March 31, 2000 compared to $7.3 billion at December 31, 1999.

CONCENTRATIONS

Financing and Leasing Assets Composition

Our ten largest financing and leasing asset accounts at March 31, 2000 in the aggregate accounted for 3.9% of the total financing and leasing assets, all of which are commercial accounts secured by equipment, accounts receivable or inventories.

Geographic Composition

The following table presents financing and leasing assets by customer location.


---------------------------------------------------------------------------------------------------------------

                                                       At March 31, 2000                At December 31, 1999
                                                   ----------------------------      --------------------------
                                                     Amount         Percent            Amount          Percent
                                                   ---------        -------           ---------        -------
                                                                        (Dollars in Millions)
  United States
      Northeast                                    $ 8,388.2          19.6%          $ 8,145.1           20.2%
      West                                           8,174.4          19.1             7,517.2           18.6
      Midwest                                        7,872.4          18.4             6,966.8           17.2
      Southeast                                      5,777.6          13.5             5,318.5           13.2
      Southwest                                      4,806.0          11.2             4,387.0           10.9
                                                   ---------         -----           ---------          -----
    Total United States                             35,018.6          81.8            32,334.6           80.1
                                                   ---------         -----           ---------          -----

  Foreign
      Canada                                         2,848.0           6.7             3,163.4            7.8
      All other                                      4,891.3          11.5             4,896.0           12.1
                                                   ---------        ------           ---------         ------
    Total                                          $42,757.9         100.0%          $40,394.0          100.0%
                                                   =========        ======           =========         ======

--------------------------------------------------------------------------------------------------------------------

Our managed asset geographic diversity does not differ significantly from our owned asset geographic diversity.

Our financing and leasing asset portfolio in the United States is diversified by state. At March 31, 2000, with the exception of California (10.7%), Texas (7.9%), and New York (6.6%), no state represented more than 4.1% of financing and leasing assets. Our managed and owned asset geographic composition did not significantly differ from our December 31, 1999 managed and owned asset geographic composition.

Financing and leasing assets to foreign obligors totaled $7.7 billion at March 31, 2000. After Canada, $2.8 billion (6.7% of financing and leasing assets), the largest foreign exposures were England, $1.2 billion (2.8%), and Australia, $442.3 million (1.0%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than 0.7% of financing and leasing assets.

Financing and leasing assets to foreign obligors totaled $8.1 billion at December 31, 1999. After Canada, $3.2 billion (7.8% of financing and leasing assets), the largest foreign exposures were England, $1.6 billion (4.0%), and Australia, $397.6 million (1.0%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than 0.8% of financing and leasing assets.

Industry Composition

The following table presents financing and leasing assets by major industry class.


---------------------------------------------------------------------------------------------------------------

                                                        At March 31, 2000                 At December 31, 1999
                                                  -----------------------------      --------------------------
                                                     Amount         Percent              Amount         Percent
                                                   ---------        -------            ---------        -------
                                                                        (Dollars in Millions)
  Manufacturing (1)
      (none greater than 2.9%)                     $ 8,689.5          20.3%            $ 8,566.5         21.2%
  Retail (2)                                         4,835.3          11.3               5,194.1         12.9
  Transportation (3)                                 3,735.8           8.7               3,348.2          8.3
  Commercial airlines                                3,255.4           7.6               3,091.2          7.7
  Construction equipment                             2,497.5           5.9               2,697.0          6.7
  Home mortgage                                      2,408.7           5.6               2,215.4          5.5
  Service industries                                 1,807.1           4.2               1,214.3          3.0
  Manufactured housing                               1,687.1           4.0               1,666.9          4.1
  Wholesaling                                        1,260.2           3.0               1,303.6          3.2
  Financial institutions                             1,163.9           2.7               1,205.3          3.0
  Other (none greater than 2.3%)                    11,417.4          26.7               9,891.5         24.4
                                                   ---------         -----             ---------        -----
    Total                                          $42,757.9         100.0%            $40,394.0        100.0%
                                                   =========         =====             =========        =====

  ------------------------------------------------------------------------------------------------------------------

(1) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products, and other industries.
(2)   Includes  retailers  of apparel (4.4%) and general merchandise (2.3%).
(3) Includes rail, bus, and over-the-road trucking industries, and business aircraft.

Liquidity Risk Management

Liquidity risk refers to the risk of CIT being unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding. The primary funding sources are commercial paper (U.S., Canada and Australia), medium-term notes (U.S., Canada and Europe) and asset-backed securities (U.S. and Canada). We also maintain committed bank lines of credit aggregating $8.5 billion to provide back-stop support of commercial paper borrowings and approximately $393 million of local bank lines to support our international operations. Additional sources of liquidity are loan and lease payments from customers and wholeloan sales, syndications and asset-backed receivable conduits. At March 31, 2000, $18.1 billion of registered, but unissued, debt securities remained available under shelf registration statements, including $2.0 billion of European Medium-Term Notes.

To ensure uninterrupted access to capital, we maintain strong investment grade ratings as outlined below:

--------------------------------------------------------------------------------

                                      Short Term             Long Term
                                      ----------             ---------
  Moody's                                 P-1                   A1
  Standard & Poor's                       A-1                   A+
  Duff & Phelps                          D-1+                   AA-
  Dominion Bond Rating Service         R-1 (mid)              A (mid)

--------------------------------------------------------------------------------

As part of our continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, general equipment finance receivables of $680.0 million were securitized during the first quarter of 2000. At March 31, 2000, we had $4.3 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability. Among the target ratios are commercial paper as a percentage of total debt and committed bank line coverage of outstanding commercial paper.

Capitalization

The following table presents information regarding our capital structure.


----------------------------------------------------------------------------------------------------------------

                                                                         At March 31,            At December 31,
                                                                            2000                      1999
                                                                         ------------            ---------------
                                                                                (Dollars in Millions)
Commercial paper                                                           $10,618.1               $  8,974.0
Term debt                                                                   26,295.3                 26,399.5
Company-obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely debentures
    of the Company                                                             250.0                    250.0
Stockholders' equity                                                         5,651.6                  5,554.4
                                                                           ---------                ---------
  Total capitalization                                                     $42,815.0                $41,177.9
                                                                           =========                =========

Total debt (excluding overnight deposits) to stockholders'
    equity  and Company-obligated  mandatorily
    redeemable preferred securities of subsidiary trust
    holding solely debentures of the Company                                   6.23x                    5.96x
Total debt (excluding overnight deposits) to tangible
    stockholders' equity and Company-obligated
    mandatorily redeemable preferred securities of
    subsidiary trust holding solely debentures of the
    Company                                                                    9.04x                    8.75x
Tangible stockholders' equity and Company-obligated
    mandatorily redeemable preferred securities of
    subsidiary trust holding solely debentures of the
    Company to managed assets                                                   7.7%                     7.7%

----------------------------------------------------------------------------------------------------------------

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data.


-----------------------------------------------------------------------------------------

                                                           For the Three Months Ended
                                                                     March 31,
                                                          ----------------------------
                                                            2000               1999
                                                          --------          ----------
Finance income (1)                                          12.46%             9.47%
Interest expense (1)                                         5.72              4.72
                                                          ---------         ---------
   Net finance income                                        6.74              4.75
Depreciation on operating lease equipment                    3.16              0.99
                                                          ---------         ---------
   Net finance margin                                        3.58              3.76
Fees and other income                                        2.45              1.14
                                                          ---------         ---------
   Operating revenue                                         6.03              4.90
                                                          ---------         ---------
Salaries and general operating expenses                      2.75              1.87
Provision for credit losses                                  0.63              0.39
Goodwill amortization                                        0.21              0.06
Minority interest in subsidiary trust holding solely
   debentures of the Company                                 0.05              0.08
                                                          ---------         ---------
   Operating expenses                                        3.64              2.40
                                                          ---------         ---------
   Income before provision for income taxes                  2.39              2.50
Provision for income taxes                                   0.91              0.87
                                                          ---------         ---------
   Net income                                                1.48%             1.63%
                                                          ---------         ---------

Average earning assets (dollars in millions)              $38,968.1         $22,603.8
                                                          =========         =========

--------------------------------------------------------------------------------------

(1) Excludes interest income and interest expense relating to short-term interest-bearing deposits.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

      (b)   Exhibit 27 - Financial Data Schedule.

      (c) A Form 8-K report dated February 3, 2000 was filed with the Commission reporting the Company's announcement of financial results for the year ended December 31, 1999, the declaration of a quarterly dividend for the quarter ended December 31, 1999 and the appointment of a new Chairman of the Board, a new Director and the retirement of one Director.

            A Form 8-K/A was filed on January 31, 2000 to provide the required September 30, 1999 pro-forma financial information.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              The CIT Group, Inc.
                                  --------------------------------------------
                                                 (Registrant)

                                BY              /s/ J.M. Leone
                                  --------------------------------------------
                                                  J.M. Leone
                                         Executive Vice President and
                                            Chief Financial Officer
                                        (duly authorized and principal
                                              accounting officer)

DATE: May 15, 2000