Form 10-Q
period 2000-06-30
CIT GROUP INC
filed 2000-08-14
CIK 20388

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

                  For the quarterly period ended JUNE 30, 2000
                                                 -------------
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from       to
                                                   ------   -------

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
                            Yes     X       No
                               ----------     ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000: Common Stock including Exchangeable Shares - 262,430,738.
================================================================================

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

        TABLE OF CONTENTS                                                   PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION                                                1

Item 1.    Condensed Financial Statements
           Consolidated Balance Sheets - June 30, 2000 and
             December 31, 1999.                                                2
           Consolidated Income Statements for the three and six months
             ended June 30, 2000 and 1999.                                     3
           Consolidated Statements of Changes in Stockholders' Equity for
             the six months ended June 30, 2000 and 1999.                      4
           Consolidated Statements of Cash Flows for the six months
             ended June 30, 2000 and 1999.                                     5
           Notes to Condensed Consolidated Financial Statements.            6-12

 Item 2.   Management's Discussion and Analysis of Financial
  and        Condition and Results of Operations                           13-30
 Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

 Item 4.   Submission of Matters to a Vote of Security Holders                31
 Item 6.   Exhibits and Reports on Form 8-K                                   31

================================================================================
Statements contained in this Form 10-Q that are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, potential changes in interest rates, competitive factors, and general economic conditions and the ability to integrate recent acquisitions.
================================================================================

                          PART I. FINANCIAL INFORMATION

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1999 Annual Report on Form 10-K and the March 31, 2000 Quarterly Report on Form 10-Q for The CIT Group, Inc. ("we", "our", "us", "CIT", or the "Company").

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)


                                                        June 30,    December 31,
                                                          2000          1999
                                                        --------    ------------
                                                      (unaudited)
Assets
------
Financing and leasing assets
Loans and leases
  Commercial                                            $29,098.2    $27,119.2
  Consumer                                                4,023.4      3,887.9
                                                        ---------    ---------
    Finance receivables                                  33,121.6     31,007.1
Reserve for credit losses                                  (460.3)      (446.9)
                                                        ---------    ---------
    Net finance receivables                              32,661.3     30,560.2
Operating lease equipment, net                            6,427.6      6,125.9
Finance receivables held for sale                         2,874.9      3,123.7
Cash and cash equivalents                                   845.6      1,073.4
Goodwill                                                  2,009.8      1,850.5
Other assets                                              2,270.2      2,347.4
                                                        ---------    ---------
  Total assets                                          $47,089.4    $45,081.1
                                                        =========    =========

Liabilities and Stockholders' Equity
------------------------------------
Debt
Commercial paper                                        $ 9,356.2    $ 8,974.0
Variable rate senior notes                               10,161.7      7,147.2
Fixed rate senior notes                                  17,626.7     19,052.3
Subordinated fixed rate notes                               200.0        200.0
                                                        ---------    ---------
  Total debt                                             37,344.6     35,373.5
Credit balances of factoring clients                      2,129.5      2,200.6
Accrued liabilities and payables                          1,102.8      1,191.8
Deferred federal income taxes                               513.7        510.8
                                                        ---------    ---------
  Total liabilities                                      41,090.6     39,276.7
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely debentures of the Company                          250.0        250.0
Stockholders' equity
Common stock                                                  2.7          2.7
Paid-in capital                                           3,525.7      3,521.8
Retained earnings                                         2,339.6      2,097.6
Accumulated other comprehensive income                       (0.7)         2.8
Treasury stock at cost                                     (118.5)       (70.5)
                                                        ---------    ---------
  Total stockholders' equity                              5,748.8      5,554.4
                                                        ---------    ---------
  Total liabilities and stockholders' equity            $47,089.4    $45,081.1
                                                        =========    =========

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                 (Dollars in Millions, except per share amounts)

                                                            For the Three Months            For the Six Months
                                                               Ended June 30,                 Ended June 30,
                                                           ---------------------          ----------------------
                                                             2000          1999             2000          1999
                                                           --------       ------          --------      --------
                                                                                (unaudited)
Finance income                                             $1,301.8       $554.4          $2,530.6      $1,095.9
Interest expense                                              630.9        280.8           1,202.8         554.1
                                                           --------       ------          --------      --------
  Net finance income                                          670.9        273.6           1,327.8         541.8
Depreciation on operating lease equipment                     311.7         59.2             619.5         115.3
                                                           --------       ------          --------      --------
  Net finance margin                                          359.2        214.4             708.3         426.5
Fees and other income                                         232.3         74.8             470.5         139.5
                                                           --------       ------          --------      --------

  Operating revenue                                           591.5        289.2           1,178.8         566.0
                                                           --------       ------          --------      --------

Salaries and general operating expenses                       257.5        108.0             525.7         213.8
Provision for credit losses                                    64.0         23.8             125.6          45.7
Goodwill amortization                                          20.6          5.0              41.1           8.2
Minority interest in subsidiary trust holding
  solely debentures of the Company                              4.8          4.8               9.6           9.6
                                                           --------       ------          --------      --------
  Operating expenses                                          346.9        141.6             702.0         277.3
                                                           --------       ------          --------      --------

  Income before provision for income taxes                    244.6        147.6             476.8         288.7
Provision for income taxes                                     93.2         51.3             181.5         100.5
                                                           --------       ------          --------      --------
  Net income                                               $  151.4       $ 96.3          $  295.3      $  188.2
                                                           ========       ======          ========      ========

Basic net income per share                                 $   0.58       $ 0.60          $   1.13      $   1.17
Diluted net income per share                               $   0.58       $ 0.59          $   1.12      $   1.16

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Dollars in Millions)

                                                                            Six Months Ended June 30,
                                                                          ----------------------------
                                                                            2000                1999
                                                                          --------            --------
                                                                                  (unaudited)
Balance, January 1                                                        $5,554.4            $2,701.6
                                                                          --------            --------
  Net income                                                                 295.3               188.2
  Foreign currency translation adjustments                                    (4.0)                 --
  Unrealized gain on equity and securitization investments, net                0.5                  --
                                                                          --------            --------
Total comprehensive income                                                   291.8               188.2
Dividends declared                                                           (53.3)              (32.4)
Treasury stock purchased                                                     (48.0)              (15.6)
Other                                                                          3.9                 4.6
                                                                          --------            --------
Balance, June 30                                                          $5,748.8            $2,846.4
                                                                          ========            ========

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)

                                                                              Six Months Ended June 30,
                                                                         ----------------------------------
                                                                            2000                    1999
                                                                         ----------              ----------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATIONS
Net income                                                               $    295.3              $    188.2
Adjustments to reconcile net income to net cash flows
   from operations:
Provision for credit losses                                                   125.6                    45.7
Depreciation and amortization                                                 686.2                   131.6
Provision for deferred federal income taxes                                    69.8                    71.4
Gains on equipment, receivable and investment sales                          (192.8)                  (41.2)
Decrease in accrued liabilities and payables                                  (89.0)                  (27.0)
Increase in other assets                                                      (64.5)                 (131.3)
Other                                                                          14.9                    29.3
                                                                         ----------              ----------
 Net cash flows provided by operations                                        845.5                   266.7
                                                                         ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                                            (24,203.2)              (16,879.7)
Collections on loans                                                       20,395.9                15,535.0
Proceeds from asset and receivable sales                                    3,004.5                 1,663.0
Purchases of assets to be leased                                             (946.3)                 (879.2)
Purchases of finance receivable portfolios                                   (870.7)                 (452.7)
Net increase in short-term factoring receivables                             (217.0)                 (269.1)
Other                                                                         (12.6)                   (0.9)
                                                                         ----------              ----------
 Net cash flows used for investing activities                              (2,849.4)               (1,283.6)
                                                                         ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable and fixed rate notes                 6,883.7                 4,348.9
Repayments of variable and fixed rate notes                                (5,294.8)               (2,695.3)
Net increase (decrease) in commercial paper                                   382.2                  (469.8)
Net repayments of non-recourse leveraged lease debt                           (90.5)                  (99.6)
Cash dividends paid                                                           (53.3)                  (32.4)
Purchase of treasury stock                                                    (48.0)                  (15.6)
                                                                         ----------              ----------
 Net cash flows provided by financing activities                            1,779.3                 1,036.2
                                                                         ----------              ----------
Effect of exchange rate on cash                                                (3.2)                     --
                                                                         ----------              ----------
Net (decrease) increase in cash and cash equivalents                         (227.8)                   19.3
Cash and cash equivalents, beginning of period                              1,073.4                    73.6
                                                                         ----------              ----------
Cash and cash equivalents, end of period                                 $    845.6              $     92.9
                                                                         ==========              ==========
Supplemental disclosures
Interest paid                                                            $  1,163.2              $    552.5
Federal, state and local and foreign income taxes paid                   $     27.6              $     45.2

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

We believe all adjustments (all of which are normal recurring accruals) necessary for a fair statement of financial position and results of operations for these periods have been made. Results for interim periods are not necessarily indicative of results for a full year and are subject to year-end audit adjustments.

Note 2 - Earnings Per Share

The reconciliation of the numerator and denominator of basic earnings per share ("EPS") and diluted EPS is presented below.

------------------------------------------------------------------------------------------------------------------

                                                      For the Three Months Ended June 30,
                           ---------------------------------------------------------------------------------------
                                                2000                                          1999
                           --------------------------------------------     --------------------------------------
                             Income             Shares        Per Share       Income          Shares     Per Share
                           (Numerator)      (Denominator)      Amount       (Numerator)   (Denominator)   Amount
                           -----------      -------------      ------       -----------   -------------   ------
                                                 (In Millions, except per share amounts)
Basic EPS:
Income available to
  common shareholders        $ 151.4            261.6          $ 0.58         $ 96.3           160.9      $ 0.60
                                                               ======                                     ======
Effect of Dilutive
  Securities:
Restricted shares                 --              1.0                             --             1.0
Stock options                     --               --                             --             0.2
                             -------            -----                         ------           -----
Diluted EPS                  $ 151.4            262.6          $ 0.58         $ 96.3           162.1      $ 0.59
                             =======            =====          ======         ======           =====      ======

------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------

                                                       For the Six Months Ended June 30,
                           ---------------------------------------------------------------------------------------
                                              2000                                            1999
                           ------------------------------------------      --------------------------------------
                             Income            Shares         Per Share      Income          Shares     Per Share
                           (Numerator)      (Denominator)      Amount      (Numerator)    (Denominator)   Amount
                           -----------      -------------      ------      -----------    -------------   ------
                                                  (In Millions, except per share amounts)
Basic EPS:
Income available to
  common shareholders        $ 295.3            262.3          $ 1.13        $ 188.2          161.0       $ 1.17
                                                               ======                                     ======
Effect of Dilutive
  Securities:
Restricted shares                 --              0.8                             --            1.0
Stock options                     --               --                             --            0.3
                             -------            -----                        -------          -----
Diluted EPS                  $ 295.3            263.1          $ 1.12        $ 188.2          162.3       $ 1.16
                             =======            =====          ======        =======          =====       ======
------------------------------------------------------------------------------------------------------------------

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Stockholders' Equity

The following table summarizes the outstanding common stock, par value $.01 per share with 1,210,000,000 shares authorized, and exchangeable shares at June 30, 2000, and December 31, 1999.

----------------------------------------------------------------------------------------

                                                 Common Stock
                                     -------------------------------------
                                                     Less                   Exchangeable
                                        Issued     Treasury    Outstanding     Shares
                                     -----------  -----------  -----------  ------------
Balance at June 30, 2000             255,372,317  (5,554,836)  249,817,481   12,350,677
                                     ===========  ===========  ===========  ===========

Balance at December 31, 1999         242,285,952  (2,745,685)  239,540,267   24,892,310
                                     ===========  ===========  ===========  ===========

----------------------------------------------------------------------------------------

Exchangeable shares of CIT Exchangeco Inc., par value of $.01 per share, were issued in connection with the acquisition of Newcourt. The holders of Exchangeco shares have dividend, voting and other rights equivalent to those of CIT common stockholders. These shares may be exchanged at any time at the option of the holder on a one-for-one basis for CIT common stock, and in any event will be exchanged no later than November 2004.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Business Segment Information

The following table presents reportable segment information and the reconciliation to the consolidated totals as of and for the six months ended June 30, 2000, and 1999. Prior year balances have been reclassified to conform with the current year presentation. The 2000 balances reflect integration related portfolio transfers effective December 31, 1999 between Vendor Technology Finance, Structured Finance and Equipment Financing and Leasing.

-----------------------------------------------------------------------------------------------------------------------------

                           Equipment    Vendor
                           Financing  Technology   Commercial   Structured                 Total     Corporate   Consolidated
                          and Leasing  Finance       Finance     Finance     Consumer     Segments   and Other      Total
                          -----------  -------       -------     -------     --------     --------   ---------      -----
                                                                (Dollars in Millions)
June 30, 2000
Operating revenue          $   338.4   $   395.6    $  241.8     $   64.3    $  120.5    $ 1,160.6     $ 18.2     $ 1,178.8
Net income                     133.1        69.2        74.3         31.5        30.8        338.9      (43.6)        295.3
Total managed assets        19,835.9    16,484.4     7,581.8      2,019.4     7,246.0     53,167.5      203.4      53,370.9

June 30, 1999
Operating revenue          $   250.8   $      --    $  191.1     $     --    $  120.3    $   562.2     $  3.8     $   566.0
Net income                     119.0          --        66.0           --        27.8        212.8      (24.6)        188.2
Total managed assets        14,170.4          --     5,984.0           --     8,149.4     28,303.8       91.7      28,395.5

-----------------------------------------------------------------------------------------------------------------------------

In the third quarter of 2000, we are implementing certain organizational refinements, which are not reflected in the table above, to better align marketing and risk management efforts and to further improve operating efficiencies. Certain North American business lines of Vendor Technology Finance were transferred to the Equipment Financing business unit. Vendor Technology Finance will continue to emphasize growing its key vendor finance relationships and to conduct international operations. The communications and media product lines previously with Equipment Financing, have been transferred to Structured Finance. In addition, Equity Investments will operate as part of Structured Finance.

Note 5 - Newcourt Acquisition

On November 15, 1999, CIT acquired Newcourt, a publicly traded non-bank financial services enterprise, which originated, invested in and securitized, syndicated and sold asset-based loans and leases.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of Newcourt has been accounted for using the purchase method. The difference between the purchase price and the fair value of net assets acquired was allocated to goodwill in the Consolidated Balance Sheets.

The original purchase price allocations were refined during the second quarter 2000, increasing goodwill by $200.1 million, and are summarized, on an after tax basis, in the table that follows. Goodwill related to the Newcourt acquisition, which was $1,548.6 million at June 30, 2000, is being amortized on a straight-line basis over twenty-five years from the acquisition date.

---------------------------------------------------------------------------------------
    (Dollars in Millions)
    Retained interests in securitization transactions                            $117.6
    Pre-acquisition contingencies                                                  32.2
    Business restructuring, including adjustments to reflect dispositions          26.4
    Other                                                                          23.9
                                                                                 ------
         Total second quarter increase                                           $200.1
                                                                                 ======

---------------------------------------------------------------------------------------

The majority of the retained interest adjustment is related to two of the 18 retained securitization interests acquired in the Newcourt transaction. The receivables underlying these interests were originated in 1999 and included substantial trucking industry receivables.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the restructuring liability related to the Newcourt acquisition.

------------------------------------------------------------------------------------------------------------------

                                                  Severance and
                                                      Other         Leasehold        Transaction
                                                   Termination     Termination        and Other
                                                      Costs           Costs             Costs           Total
                                                  -------------    -----------       -----------       -------
                                                                      (Dollars in Millions)
Balance at November 15, 1999                         $102.1           $24.5            $ 72.6          $199.2
   Cash payments                                      (48.1)             --             (38.0)          (86.1)
   Transaction fees settled in CIT stock                 --              --             (14.3)          (14.3)
   Non-cash reductions                                   --              --              (2.5)           (2.5)
                                                     ------           -----            ------          ------
Balance at December 31, 1999                           54.0            24.5              17.8            96.3
   Cash payments                                      (21.3)             --              (5.3)          (26.6)
                                                     ------           -----            ------          ------
Balance at March 31, 2000                              32.7            24.5              12.5            69.7
   Cash payments                                      (23.7)           (6.5)             (2.4)          (32.6)
   Additions                                            6.7              --                --             6.7
   Non-cash reductions                                   --            (2.4)             (7.4)           (9.8)
                                                     ------           -----            ------          ------
Balance at June 30, 2000                             $ 15.7           $15.6            $  2.7          $ 34.0
                                                     ======           =====            ======          ======

------------------------------------------------------------------------------------------------------------------

Note 6 - Selected Pro Forma Information

The unaudited condensed consolidated statements of income for the three and six months ended June 30, 2000 and the unaudited pro forma condensed consolidated statement of income for the three and six months ended June 30, 1999 follow. The 1999 pro forma statement has been prepared assuming that the Newcourt acquisition had occurred at the beginning of the period.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------

                                     For the Three Months              For the Six Months
                                        Ended June 30,                   Ended June 30,
                                    -----------------------        --------------------------
                                     2000            1999*           2000              1999*
                                    ------          -------        --------         ---------
                                         (Dollars in Millions, except per share amounts)
Operating revenue                   $591.5           $632.8        $1,178.8          $1,179.0
Net income                           151.4            149.6           295.3             269.7
Basic earnings per share              0.58             0.57            1.13              1.02
Diluted earnings per share            0.58             0.56            1.12              1.01

---------------------------------------------------------------------------------------------

* 1999 pro forma results include the following: a second quarter disposal of two automotive leasing units resulting in a $34.3 million pre-tax gain, $15.5 million after-tax and $0.06 pro forma EPS and a first quarter non-recurring gain from the extinguishment of certain derivative instruments by Newcourt of $56.6 million pretax, $31.1 million after tax and $0.12 pro forma EPS.

The pro forma results have been prepared for comparative purposes only, and are based on the historical operating results of Newcourt prior to the acquisition. The pro forma results include certain adjustments, primarily to recognize accretion and amortization based on the allocated purchase price of assets and liabilities. Further, the 1999 results do not include cost savings, reduced securitization activity and other initiatives contemplated by CIT in connection with the acquisitions. Accordingly, management does not believe that the 1999 pro forma results are indicative of the actual results that would have occurred had the acquisition closed at the beginning of the year.

Note 7 - Recent Accounting Pronouncements

During 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133". SFAS 137 delayed the implementation of SFAS 133, which is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. During June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", which amends the accounting and reporting of certain derivative instruments and hedging activities. We have not yet finalized the evaluation of the impact of SFAS 133 and 138.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Summarized Financial Information of Subsidiaries

The following table shows summarized consolidated financial information for CIT Holdings LLC and its wholly owned subsidiary, AT&T Capital. CIT has guaranteed on a full and unconditional basis the existing registered debt securities and certain other indebtedness of these subsidiaries. Therefore, CIT has not presented related financial statements or other information for these subsidiaries on a stand-alone basis. The following summarized consolidated financial information reflects results as of and for the six months ended June 30, 2000 and also the transfer of various subsidiaries amongst other CIT entities during January 2000.

-----------------------------------------------------------------------------------------------------

                                                               Six Months Ended June 30, 2000
                                                   --------------------------------------------------
                                                   CIT Holdings LLC                      AT&T Capital
                                                   ----------------                      ------------
                                                                   (Dollars in Millions)
Operating revenue                                         $341.3                            $192.5
Operating expenses                                         179.8                             127.3
Operating income before taxes                              161.5                              65.2
Net income                                                 100.1                              37.9

                                                                      At June 30, 2000
                                                   --------------------------------------------------
                                                   CIT Holdings LLC                      AT&T Capital
                                                   ----------------                      ------------
                                                                   (Dollars in Millions)
Assets
Cash and cash equivalents                               $  175.1                          $  172.6
Financing and leasing portfolio assets                   6,907.5                           5,052.3
Receivables from affiliates and other assets             1,220.2                             765.8
                                                        --------                          --------
Total assets                                            $8,302.8                          $5,990.7
                                                        ========                          ========
Liabilities and Stockholders' Equity
Liabilities:
Debt                                                    $5,039.6                          $4,641.4
Other                                                      187.0                             104.2
                                                        --------                          --------
Total liabilities                                        5,226.6                           4,745.6
Total stockholders' equity                               3,076.2                           1,245.1
                                                        --------                          --------
Total liabilities and stockholders' equity              $8,302.8                          $5,990.7
                                                        ========                          ========

-----------------------------------------------------------------------------------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
and             CONDITION AND RESULTS OF OPERATIONS
ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK

OVERVIEW

Quarterly and six-month net income, EPS and selected ratio comparisons are presented in the following table.

----------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended                     Six Months Ended
                                             ---------------------------------------      ----------------------
                                                     June 30,              March 31,             June 30,
                                             -------------------------                    ----------------------
                                               2000            1999          2000           2000          1999
                                             --------        ---------     --------       --------      --------
                                                       (Dollars in Millions, except per share amounts)
Net income                                    $151.4           $96.3        $143.9         $295.3        $188.2
Net income per diluted share                  $ 0.58           $0.59        $ 0.55         $ 1.12        $ 1.16
Return on average stockholders' equity         10.7%           13.7%         10.3%          10.5%         13.6%
Return on average tangible
    stockholders' equity                       15.9%           15.5%         15.3%          15.6%         15.1%
Return on average earning assets (AEA)         1.49%           1.66%         1.48%          1.48%         1.64%

----------------------------------------------------------------------------------------------------------------

The earnings per share reflect higher 2000 earnings offset by the dilutive effect of stock issued in connection with the November 15, 1999 acquisition of Newcourt. Before the amortization of goodwill, second quarter 2000 earnings per diluted share improved to $0.66 from $0.62 in both the second quarter of 1999 and the first quarter of 2000. The second quarter and six-month 2000 earnings reflect growth from our 1999 acquisition activities, solid fee and other income generation, as well as considerable expense savings related to our operational integrations. The declines in return on AEA reflect higher leverage due to the 1999 acquisitions and a narrower net finance margin.

New business origination volume, excluding factoring volume, for the second quarter of 2000 was $6.1 billion compared to $6.8 billion for the first quarter of 2000 and $2.9 billion in the second quarter of 1999. The increase over last year was due primarily to the Newcourt acquisition while the decrease from the prior quarter was due to lower consumer and commercial portfolio acquisition activity in the second quarter.

Total managed assets increased to $53.4 billion at June 30, 2000, up 3.8% from $51.4 billion at year-end, and $28.4 billion at June 30, 1999. The net increase in managed assets of $0.2 billion over March 31, 2000 was achieved after the sales of non-strategic portfolios amounting to approximately $0.5 billion during the quarter. Commercial managed assets were $45.9 billion at June 30, 2000, compared to $44.0 billion at December 31, 1999. Consumer managed assets were $7.2 billion at June 30, 2000, compared to $7.3 billion at December 31, 1999, and were down from $8.1 billion a year ago, reflecting our decision to exit certain lower return product lines. Total portfolio assets increased to $42.6 billion from $40.4 billion at year-end 1999 and $25.3 billion at June 30, 1999.

NET FINANCE MARGIN

A comparison of net finance margin is set forth below.

------------------------------------------------------------------------------------------------------

                                                                   Three Months Ended
                                                   ---------------------------------------------------
                                                               June 30,                      March 31,
                                                   ------------------------------
                                                      2000                 1999                 2000
                                                   ---------            ---------            ---------
                                                                  (Dollars in Millions)
Finance income                                     $ 1,301.8            $   554.4            $ 1,228.8
Interest expense                                       630.9                280.8                571.9
                                                   ---------            ---------            ---------
  Net finance income                                   670.9                273.6                656.9
Depreciation on operating lease equipment              311.7                 59.2                307.8
                                                   ---------            ---------            ---------
  Net finance margin                               $   359.2            $   214.4            $   349.1
                                                   =========            =========            =========

AEA                                                $40,690.9            $23,166.2            $38,968.1

Net finance margin as a % of AEA                       3.53%                3.70%                3.58%

------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------

                                              Six Months Ended
                                        ---------------------------
                                                   June 30,                          Increase
                                        ---------------------------         --------------------------
                                           2000              1999            Amount            Percent
                                        ---------         ---------         ---------          -------
                                                             (Dollars in Millions)
Finance income                          $ 2,530.6         $ 1,095.9         $ 1,434.7           130.9%
Interest expense                          1,202.8             554.1             648.7           117.1
                                        ---------         ---------         ---------           ------
  Net finance income                      1,327.8             541.8             786.0           145.1
Depreciation on operating lease
    equipment                               619.5             115.3             504.2           437.3
                                        ---------         ---------         ---------           ------
  Net finance margin                    $   708.3         $   426.5         $   281.8            66.1%
                                        =========         =========         =========           ======

AEA                                     $39,778.6         $22,905.3         $16,873.5            73.7%

Net finance margin as a % of AEA            3.56%             3.72%

------------------------------------------------------------------------------------------------------

Net finance margin increased 67.5% to $359.2 million for the three months ended June 30, 2000 from the same period in 1999, and was up $10.1 million over the first quarter of 2000. The year over year increase primarily reflects growth in our financing assets due to our 1999 acquisitions and internally generated portfolio growth. Net finance margin for the six-month period ended June 30, 2000 increased $281.8 million or 66.1% from the same period in 1999. As a percentage of AEA, net finance margin declined to 3.53% for the three months ended June 30, 2000 from 3.70% in the second quarter of 1999, and 3.58% for the first quarter of 2000. For the six months ended June 30, 2000, net finance margin as a percentage of AEA declined to 3.56% from 3.72% for the same period in 1999. The year over year comparisons reflect several factors including rising market interest rates, wider debt pricing spreads, competitive market pricing, and the growing operating lease portfolio. Our operating leases, which generally have lower net margins than finance receivables at inception, also generate equipment gains, renewal fees and tax depreciation benefits.

Finance income for the three months ended June 30, 2000 increased $747.4 million and $73.0 million to $1,301.8 million, from the comparable 1999 period and the first quarter of 2000, respectively. Finance income for the six-month period ended June 30, 2000 increased $1,434.7 million or 130.9% from the same period in 1999. As a percentage of AEA, finance income (excluding interest income relating to short-term interest-bearing deposits) was 12.53% for the second quarter ended June 30, 2000, compared to 9.45% for the same quarter of 1999 and 12.46% for the first quarter of 2000. For the six months ended June 30, 2000 and 1999, finance income (excluding interest income relating to short-term interest-bearing deposits) as a percentage of AEA was 12.51% and 9.45%, respectively. The year over year increase in yield was due to changes in product mix primarily as a result of the fourth quarter 1999 Newcourt acquisition.

Interest expense for the three months ended June 30, 2000 increased $350.1 million or 124.7% from the second quarter 1999 and $59.0 million from March 31, 2000, and for the six-month period ended June 30, 2000, increased $648.7 million or 117.1% from the same period in 1999. As a percentage of AEA, interest expense (excluding interest expense relating to short-term interest-bearing deposits and dividends related to the Company's preferred capital securities) for the second quarter of 2000 increased to 5.93% from 4.73% for the June 30, 1999 period and 5.72% for the March 31, 2000 period, and increased to 5.83% from 4.72% for the six-month periods ended June 30, 2000 and 1999, respectively. The increases from the first to second quarters of 2000 and from the comparable periods of 1999 reflect the rising interest rate environment in the latter half of 1999, which continued into 2000.

The operating equipment lease portfolio was $6.4 billion at June 30, 2000 versus $6.1 billion at December 31, 1999 and $3.4 billion at June 30, 1999. Operating lease margin (rental income less depreciation expense as a percentage of average operating leases) for the second quarter of 2000 was 8.2%, relatively unchanged from the first quarter of 2000 and up from 6.9% for the prior year second quarter while the six-month periods were 8.2% and 6.8% for 2000 and 1999, respectively. Depreciation on operating lease equipment for the quarter ended June 30, 2000 was $311.7 million, up from $59.2 million for the same period in 1999 and $307.8 million for the first quarter of 2000, and for the six months ended June 30, 2000, depreciation was $619.5 million up from $115.3 million in the same period in 1999. As a percentage of average operating leases, depreciation expense, on an annualized basis, was 19.5% and 7.4% at June 30, 2000 and June 30, 1999, respectively. The year over year increases in operating lease margin and depreciation reflects the acquired Newcourt portfolios, which include shorter-term assets with higher margins and more rapid depreciable lives.

We seek to mitigate interest rate risk by matching the repricing characteristics of our assets with our liabilities, which is done in part through the use of derivative financial instruments, principally interest rate swaps, whose notional amounts were $11,959.9 million at June 30, 2000 and $8,779.4 million at December 31, 1999. The increase in interest rate swaps reflects our current strategy to reduce funding costs by issuing floating rate debt and swapping it into fixed rate. See "Liquidity Risk Management" for further discussion. A comparative analysis of the weighted average principal outstanding and interest rates paid on our debt before and after the effect of interest rate swaps is shown in the following table.

---------------------------------------------------------------------------------------------------------

                                                             Three Months Ended June 30, 2000
                                                ---------------------------------------------------------
                                                      Before Swaps                        After Swaps
                                                ----------------------             ----------------------
                                                                   (Dollars in Millions)
Commercial paper and variable rate
   senior notes                                 $20,025.2        6.47%             $14,952.9        6.73%
Fixed rate senior and subordinated notes         17,935.4        6.70%              23,007.7        6.62%
                                                ---------                          ---------
Composite interest rate paid                    $37,960.6        6.58%             $37,960.6        6.67%
                                                =========                          =========


                                                             Three Months Ended June 30, 1999
                                                ---------------------------------------------------------
                                                      Before Swaps                        After Swaps
                                                ----------------------             ----------------------
                                                                   (Dollars in Millions)
Commercial paper and variable rate
   senior notes                                 $10,860.1        4.93%             $ 8,475.0        4.92%
Fixed rate senior and subordinated notes          8,844.0        6.18%              11,229.1        6.25%
                                                ---------                          ---------
Composite interest rate paid                    $19,704.1        5.49%             $19,704.1        5.68%
                                                =========                          =========

---------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------

                                                             Six Months Ended June 30, 2000
                                               ---------------------------------------------------------
                                                      Before Swaps                        After Swaps
                                               ----------------------             ----------------------
                                                                  (Dollars in Millions)
Commercial paper and variable rate
   senior notes                                $19,290.8        6.26%             $15,097.8        6.49%
Fixed rate senior and subordinated notes        17,849.7        6.68%              22,042.7        6.58%
                                               ---------                          ---------
Composite interest rate paid                   $37,140.5        6.46%             $37,140.5        6.54%
                                               =========                          =========

                                                             Six Months Ended June 30, 1999
                                               ---------------------------------------------------------
                                                    Before Swaps                        After Swaps
                                               ----------------------             ----------------------
                                                                  (Dollars in Millions)
Commercial paper and variable rate
   senior notes                                $10,767.0        4.97%             $ 8,406.4        4.94%
Fixed rate senior and subordinated notes         8,670.4        6.19%              11,031.0        6.26%
                                               ---------                          ---------
Composite interest rate paid                   $19,437.4        5.51%             $19,437.4        5.69%
                                               =========                          =========

--------------------------------------------------------------------------------------------------------

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

FEES AND OTHER INCOME

Non-spread revenues for the three months ended June 30, 2000 totaled $232.3 million, compared to $74.8 million for the second quarter of 1999 and $238.2 million for the March 31, 2000 quarter. For the six months ended June 30, 2000 and 1999, non-spread revenues totaled $470.5 million and $139.5 million. These year over year increases reflect the higher proportion of fee-based business in the acquired Newcourt business units, as the combination of Vendor Technology Finance and Structured Finance contributed $109.9 million and $208.7 million to the three and six-month increases, respectively.

-----------------------------------------------------------------------------------------------------------

                                                      Three Months Ended                 Six Months Ended
                                            -------------------------------------      --------------------
                                                  June 30,              March 31,             June 30,
                                            --------------------                       --------------------
                                              2000         1999           2000           2000         1999
                                            -------       ------        ---------      -------      -------
                                                                 (Dollars in Millions)
Fees and other income                        $121.1        $20.4         $121.4         $242.5       $ 51.3
Gains on sales of leasing equipment            39.4         20.7           21.8           61.2         29.9
Factoring commissions                          38.2         29.0           38.5           76.7         53.0
Gains on securitizations                       23.0          4.7           19.0           42.0          5.3
Gains on venture capital investments           10.6           --           37.5           48.1           --
                                             ------        -----         ------         ------       ------
                                             $232.3        $74.8         $238.2         $470.5       $139.5
                                             ======        =====         ======         ======       ======

-----------------------------------------------------------------------------------------------------------

The growth in fees and other income reflects fees associated with the acquired Newcourt businesses, including strong joint venture revenues, syndication and structuring related fees, as well as gains from consumer whole loan sales. Gains on equipment sales increased due to the higher volume of equipment coming off lease. Factoring commissions, for both the three and six months ended June 30, 2000, increased reflecting higher internally generated origination volume and the 1999 acquisitions. Securitization gains were $23.0 million or 9.4% of pretax income versus $19.0 million or 8.2% of pretax income for the first quarter of 2000, and $4.7 million or 3.2% of pretax income for the same period in 1999. The higher year over year gains represents the additional securitization volume from the former Newcourt operations. Gains of $10.6 million for the second quarter and $48.1 million for the six months ended June 30, 2000 were realized on a number of venture capital investment transactions, one of which accounted for a substantial portion of the gains in the first quarter of 2000.

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and general operating expenses totaled $257.5 million for the second quarter of 2000, up from $108.0 million in the comparable 1999 period, but down $10.7 million from the first quarter of 2000 due to continued realization of integration benefits. For the six-month period ended June 30, 2000, salaries and general operating expenses increased $311.9 million or 145.9% to $525.7 million from $213.8 for the same period in 1999. The year over year increases reflect increased personnel and facilities due to the 1999 acquisitions and normal expense increases. Although up from the prior year quarter and six months, second quarter 2000 expense levels reflect annualized run rate savings of approximately $150 million from pro-forma combined pre-acquisition levels, our original target for expense reduction. Expense savings to date are primarily from the elimination of duplicate corporate overhead and consolidation of non-revenue department activities. Operational savings from the consolidation of certain servicing centers, as well as real estate cost reductions, are expected to be realized in the second half of 2000. Headcount was 7,400 at quarter end, down 855 from December 31, 1999 and 250 from March 31, 2000.

Management monitors productivity via the efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA"). These ratios are set forth in the following table.

-----------------------------------------------------------------------------------------------------------------

                                                             Three Months Ended                 Six Months Ended
                                                     ---------------------------------          ----------------
                                                         June 30,             March 31,             June 30,
                                                     ----------------                           ----------------
                                                     2000        1999           2000            2000        1999
                                                     ----        ----           ----            ----        ----
Efficiency ratio                                     43.9%       38.0%          46.0%           45.0%       38.4%
Salaries and general operating expenses as
    a percentage of AMA                              2.03%       1.66%          2.15%           2.09%       1.67%

-----------------------------------------------------------------------------------------------------------------

The decrease in expenses as noted above reduced the two ratios from the March 31, 2000 quarter levels. The higher 2000 ratios, when compared to 1999, reflect the acquired Vendor Technology Finance operations, which carry significantly higher expense ratios. Management is continuing expense savings initiatives to further improve the ratios.

GOODWILL AMORTIZATION

Goodwill amortization was $20.6 million and $41.1 million for the three and six months ended June 30, 2000, versus $5.0 million and $8.2 million for the same periods in 1999. These increases reflect the impact of the 1999 acquisitions of Newcourt, Heller and Congress, each of which were accounted for under the purchase method.

Goodwill related to the Newcourt acquisition was increased by approximately $200 million at June 30, 2000, as described in Note 5. As a result, goodwill, net of amortization, as of June 30, 2000, increased $159.3 million, or 8.6%, from December 31, 1999.

Additional restructuring activities, which were contemplated in CIT's overall integration plan, are expected to occur prospectively. Associated incremental exit costs or sales of portfolio assets will also be reflected as goodwill adjustments in 2000, or alternatively in earnings, to the extent applicable. Based upon currently available information and final determination of fair values, management anticipates that as a result of the above factors, further adjustments to goodwill will take place in 2000.

RESERVE AND PROVISION FOR CREDIT LOSSES/CREDIT QUALITY

The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience, and levels of past due loans and non-performing assets. The reserve increased to $460.3 million (1.39% of finance receivables) at June 30, 2000 from $446.9 million (1.44% of finance receivables) at December 31, 1999 and $276.8 million (1.32% of finance receivables) at June 30, 1999, due to the portfolio growth for the first six months and the 1999 acquisitions. However, the reserve ratio has declined in 2000 due to mix changes in the portfolio. The relationship of the reserve for credit losses to non-accrual finance receivables was 73.6% at June 30, 2000 compared to 87.6% at December 31, 1999.

The provision for credit losses for the second quarter of 2000 was $64.0 million, up from $23.8 million in the second quarter of 1999 and $61.6 million for the first quarter of 2000, reflecting higher 2000 net credit losses over 1999 levels and provisions for portfolio growth.

For the quarter ended June 30, 2000, net credit losses were $60.7 million (0.73% of average finance receivables) as compared to $21.4 million (0.41% of average finance receivables) for the second quarter last year and $53.0 million for the first quarter of 2000 (0.67% of average finance receivables). For the six months ended June 30, 2000 and 1999, net credit losses were $113.7 million (0.70%) and $42.2 million (0.41%), respectively. The increase in net credit losses as a percentage of average finance receivables reflects product mix changes due to the 1999 acquisitions.

The following table sets forth net credit losses as a percentage of average finance receivables (annualized), excluding finance receivables held for sale.

---------------------------------------------------------------------------------------------------

                                                 Three Months Ended               Six Months Ended
                                        -----------------------------------      ------------------
                                              June 30,            March 31,           June 30,
                                        ---------------------                    ------------------
                                        2000          1999          2000         2000          1999
                                        ----          ----        ---------      ----          ----
                                                            (Dollars in Millions)
Equipment Financing and Leasing         0.34%         0.15%         0.45%        0.40%         0.13%
Vendor Technology Finance               1.06            --          0.76         0.93            --
Commercial Finance                      0.79          0.38          0.59         0.70          0.40
Structured Finance                      0.11            --            --         0.05            --
                                        ----          ----          ----         ----          ----
  Total Commercial                      0.64          0.23          0.55         0.60          0.22
Consumer                                1.34          1.14          1.48         1.41          1.16
                                        ----          ----          ----         ----          ----
  Total                                 0.73%         0.41%         0.67%        0.70%         0.41%
                                        ====          ====          ====         ====          ====

----------------------------------------------------------------------------------------------------

Year over year, commercial net credit losses for the quarter were up from 0.23% in 1999 to 0.64% due mainly to higher charge-offs in Equipment Financing and Leasing and Commercial Finance and to the addition of Vendor Technology Finance and Structured Finance. Consumer net credit losses were 1.34% compared to 1.14% for the three months ended June 30, 2000 and 1999, respectively, primarily due to higher losses in the manufactured housing portfolio. Equipment Financing and Leasing net credit losses increased primarily due to the transfer of assets from the acquired Newcourt portfolios. The increase in Commercial Finance net credit losses was primarily due to write-offs associated with a food wholesaler.

PAST DUE AND NON-PERFORMING ASSETS

The following table sets forth certain information concerning past due and total non-performing assets and related percentages of receivables, excluding receivables held for sale, at June 30, 2000, March 31, 2000 and December 31, 1999. Non-performing assets reflect both finance receivables on non-accrual status and assets received in satisfaction of loans.

---------------------------------------------------------------------------------------------------------------------

                                                 At June 30,               At March 31,            At December 31,
                                                    2000                       2000                      1999
                                              ----------------        --------------------      ---------------------
                                                                      (Dollars in Millions)
Finance receivables, past due 60
     days or more
  Equipment Financing and Leasing             $239.7     1.84%          $305.1     2.35%        $209.6        1.93%
  Vendor Technology Finance                    344.8     4.72            322.8     4.26          376.4(1)     4.15(1)
  Commercial Finance                            74.4     0.98             59.2     0.78           64.0        0.91
  Structured Finance                            94.9     8.06             86.9     7.83             --(1)       --(1)
                                              ------     -----          ------     -----        ---------     -------
    Total Commercial Segments                  753.8     2.59            774.0     2.65          650.0        2.42
  Consumer                                     174.2     4.33            178.2     4.32          189.1(2)     4.62(2)
                                              ------     -----          ------     -----        ---------     -------
    Total                                     $928.0     2.80%          $952.2     2.85%        $839.1        2.71%
                                              ======     =====          ======     =====        =========     =======

Total non-performing assets
  Equipment Financing and Leasing             $267.4     2.05%          $303.6     2.34%        $139.9        1.29%
  Vendor Technology Finance                    197.0     2.70            247.2     3.27          309.4(1)     3.41(1)
  Commercial Finance                            39.6     0.52             22.6     0.30           27.6        0.39
  Structured Finance                           107.8     9.16             85.9     7.74             --(1)       --(1)
                                              ------     -----          ------     -----        ---------     -------
    Total Commercial Segments                  611.8     2.10            659.3     2.26          476.9        1.77
  Consumer                                     168.9     4.20            162.3     3.93          158.5(2)     3.87(2)
                                              ------     -----          ------     -----        ---------     -------
    Total                                     $780.7     2.36%          $821.6     2.46%        $635.4        2.05%
                                              ======     =====          ======     =====        =========     =======

---------------------------------------------------------------------------------------------------------------------

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

For the second quarter, the decrease in commercial past due and non-performing accounts reflected the collection of a large account, as well as stabilization in delinquency levels following the consolidation of the servicing centers.

INCOME TAXES

The effective income tax rates for the second quarters of 2000 and 1999 were 38.1% and 34.7%, respectively. For the six-month periods ended June 30, 2000 and 1999, the effective income tax rates were 38.1% and 34.8%, respectively. The increase in the 2000 effective tax rate was primarily due to nondeductible goodwill amortization.

FINANCING AND LEASING ASSETS

Our managed assets grew $1.9 billion (3.8%), to $53.4 billion at June 30, 2000 from $51.4 billion at December 31, 1999. Financing and leasing assets grew $2.2 billion (5.5%) to $42.6 billion at June 30, 2000 from $40.4 billion at December 31, 1999. Owned asset growth was tempered in the second quarter by the planned sales of non-strategic portfolios amounting to approximately $0.5 billion. Managed assets include finance receivables, operating lease equipment, finance receivables held for sale, certain investments, and finance receivables previously securitized and still managed by us.

The managed assets of our business segments and the corresponding strategic business units are presented in the following table.

-------------------------------------------------------------------------------------------------------------------
                                                               June 30,     December 31,              Change
                                                                 2000           1999            Amount      Percent
                                                              ---------      ---------        --------      -------
                                                               (Dollars in Millions)
Equipment Financing
 Finance receivables                                          $11,478.5      $10,899.3          $579.2        5.0%
 Operating lease equipment, net                                 1,030.5        1,066.2           (35.7)      (3.3)
                                                              ---------      ---------        ---------      -----
  Total                                                        12,509.0       11,965.5           543.5        4.5
                                                              ---------      ---------        ---------      -----
Capital Finance
 Finance receivables                                            1,561.0        1,838.0          (277.0)     (15.1)
 Operating lease equipment, net                                 3,235.8        2,931.8           304.0       10.4
 Liquidating portfolio (1) (2)                                    202.9          281.4           (78.5)     (27.9)
                                                              ---------      ---------        ---------      -----
  Total                                                         4,999.7        5,051.2           (51.5)      (1.0)
                                                              ---------      ---------        ---------      -----
  Total Equipment Financing and Leasing Segment                17,508.7       17,016.7           492.0        2.9
                                                              ---------      ---------        ---------      -----

Vendor Technology Finance
 Finance receivables                                            8,227.7        7,488.9           738.8        9.9
 Operating lease equipment, net                                 2,105.8        2,108.8            (3.0)      (0.1)
                                                              ---------      ---------        ---------      -----
  Total Vendor Technology Finance Segment                      10,333.5        9,597.7           735.8        7.7
                                                              ---------      ---------        ---------      -----

Structured Finance
 Finance receivables                                            1,980.6        1,933.9            46.7        2.4
 Operating lease equipment, net                                    38.8             --            38.8      100.0
                                                              ---------      ---------        ---------      -----
  Total Structured Finance Segment                              2,019.4        1,933.9            85.5        4.4
                                                              ---------      ---------        ---------      -----

Commercial Services                                             4,287.1        4,165.1           122.0        2.9
Business Credit                                                 3,294.7        2,837.0           457.7       16.1
                                                              ---------      ---------        ---------      -----
  Total Commercial Finance Segment                              7,581.8        7,002.1           579.7        8.3
                                                              ---------      ---------        ---------      -----

  Total Commercial Segments                                    37,443.4       35,550.4         1,893.0        5.3
                                                              ---------      ---------        ---------      -----

Home equity                                                     2,459.7        2,215.4           244.3       11.0
Manufactured housing                                            1,684.2        1,666.9            17.3        1.0
Recreational vehicles                                             506.8          361.2           145.6       40.3
Liquidating portfolio (3)                                         330.0          462.8          (132.8)     (28.7)
                                                              ---------      ---------        ---------      -----
  Total Consumer Segment                                        4,980.7        4,706.3           274.4        5.8
                                                              ---------      ---------        ---------      -----

Other - Equity Investments                                        203.4          137.3            66.1       48.1
                                                              ---------      ---------        ---------      -----

  Total Financing and Leasing Portfolio Assets                 42,627.5       40,394.0         2,233.5        5.5
                                                              ---------      ---------        ---------      -----

Finance receivables previously securitized
 Commercial                                                     8,478.1        8,471.5             6.6       (0.1)
 Consumer                                                       1,755.3        1,987.0          (231.7)     (11.7)
 Consumer liquidating portfolio (3)                               510.0          580.8           (70.8)     (12.2)
                                                              ---------      ---------        ---------      -----
  Total                                                        10,743.4       11,039.3          (295.9)      (2.7)
                                                              ---------      ---------        ---------      -----

  Total Managed Assets                                        $53,370.9      $51,433.3        $1,937.6        3.8%
                                                              =========      =========        =========      =====
----------------------------------------------------------------------------------------------------------------------

(1) Consists primarily of ocean going maritime and project finance. Capital Finance discontinued marketing to these sectors in 1997.
(2) Operating lease equipment, net, of $16.7 million and $19.1 million are included in the liquidating portfolios at June 30, 2000 and December 31, 1999, respectively.
(3) In 1999, we decided to exit the recreational boat and wholesale loan product lines.

CONCENTRATIONS

Financing and Leasing Assets Composition

Our ten largest financing and leasing asset accounts at June 30, 2000 in the aggregate accounted for 4.1% of total financing and leasing assets, all of which are commercial accounts secured by equipment, accounts receivable or inventories.

Geographic Composition

The following table presents financing and leasing assets by customer location.

----------------------------------------------------------------------------------------------

                                       At June 30, 2000                 At December 31, 1999*
                                  -------------------------           ------------------------
                                    Amount          Percent             Amount         Percent
                                  ---------         -------           ---------        -------
                                                       (Dollars in Millions)
United States
    Northeast                     $ 8,593.5          20.2%            $ 8,257.2         20.5%
    West                            8,493.0          19.9               7,594.0         18.8
    Midwest                         7,652.2          17.9               7,042.7         17.4
    Southeast                       6,221.8          14.6               5,380.5         13.3
    Southwest                       4,838.7          11.4               4,426.1         11.0
                                  ---------          -----            ---------         -----
  Total United States              35,799.2          84.0              32,700.5         81.0
                                  ---------          -----            ---------         -----

Foreign
    Canada                          2,135.6           5.0               2,797.5          6.9
    All other                       4,692.7          11.0               4,896.0         12.1
                                  ---------         ------            ---------        ------
  Total                           $42,627.5         100.0%            $40,394.0        100.0%
                                  =========         ======            =========        ======

---------------------------------------------------------------------------------------------

* Certain December 31, 1999 balances have been conformed to the current period presentation.

Our managed asset geographic diversity does not differ significantly from our owned asset geographic diversity.

Our financing and leasing asset portfolio in the United States is diversified by state. At June 30, 2000, with the exception of California (11.0%), Texas (8.0%), and New York (6.3%), no state represented more than 4.3% of financing and leasing assets. Our managed asset geographic composition did not significantly differ from our December 31, 1999 managed asset geographic composition.

Financing and leasing assets to foreign obligors totaled $6.8 billion at June 30, 2000. Following Canada, $2.1 billion (5.0% of financing and leasing assets), the largest foreign exposures were England, $1.1 billion (2.5%), and Australia, $414.0 million (1.0%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than 0.8% of financing and leasing assets.

Financing and leasing assets to foreign obligors totaled $7.7 billion at December 31, 1999. After Canada, $2.8 billion (6.9% of financing and leasing assets), the largest foreign exposures were England, $1.6 billion (4.0%), and Australia, $397.6 million (1.0%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than 0.8% of financing and leasing assets.

Industry Composition

The following table presents financing and leasing assets by major industry class.

-----------------------------------------------------------------------------------------------

                                        At June 30, 2000                At December 31, 1999(4)
                                   -------------------------           ------------------------
                                     Amount          Percent            Amount          Percent
                                   ---------         -------           ---------        -------
                                                        (Dollars in Millions)
Manufacturing (1)
    (none greater than 4.2%)       $ 8,335.0          19.6%            $ 8,566.5         21.2%
Retail (2)                           4,022.7           9.4               4,032.0         10.0
Transportation (3)                   3,560.5           8.3               3,348.2          8.3
Commercial airlines                  3,049.8           7.2               3,091.2          7.7
Construction equipment               2,890.7           6.8               2,697.0          6.7
Home mortgage                        2,459.7           5.8               2,215.4          5.5
Service industries                   1,855.8           4.4               1,768.1          4.4
Manufactured housing                 1,684.2           3.9               1,666.9          4.1
Financial institutions               1,312.5           3.1               1,205.3          3.0
Wholesaling                          1,227.2           2.9               1,303.6          3.2
Other (none greater than 2.7%)      12,229.4          28.6              10,499.8         25.9
                                   ---------         -----             ---------        -----
  Total                            $42,627.5         100.0%            $40,394.0        100.0%
                                   =========         ======            =========        ======

-----------------------------------------------------------------------------------------------


(1) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products, and other industries.

(2)   Includes retailers of apparel (3.9%) and general merchandise (2.4%).

(3) Includes rail, bus, and over-the-road trucking industries, and business aircraft.

(4) Certain December 31, 1999 balances have been conformed to the current period presentation.

LIQUIDITY RISK MANAGEMENT

Liquidity risk refers to the risk of CIT being unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding. The primary funding sources are commercial paper (U.S., Canada and Australia), medium-term notes (U.S., Canada and Europe) and asset-backed securities (U.S. and Canada). During the quarter, we issued $3.8 billion of variable rate term debt. To reduce our financing costs, we issued floating rate rather than fixed rate debt, which we swapped into fixed rate. We also maintain committed bank lines of credit aggregating $8.4 billion to provide backstop support of commercial paper borrowings and approximately $250 million of local bank lines to support our international operations. Additional sources of liquidity are loan and lease payments from customers and whole-loan sales, syndications and asset-backed receivable conduits. At June 30, 2000, $14.3 billion of registered, but unissued, debt securities remained available under shelf registration statements, including $2.0 billion of European Medium-Term Notes.

To ensure uninterrupted access to capital, we maintain strong investment grade ratings as outlined below:

--------------------------------------------------------------------------------

                                      Short Term            Long Term
                                      ----------            ---------
Moody's                                   P-1                  A1
Standard & Poor's                         A-1                  A+
Duff & Phelps                            D-1+                  AA-
Dominion Bond Rating Service           R-1 (mid)             A (mid)

--------------------------------------------------------------------------------

As part of our continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, general equipment finance receivables of $1,593.7 million were securitized ($913.7 million in the second quarter) during the first half of 2000. At June 30, 2000, we had $3.5 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability. Among the target ratios are commercial paper as a percentage of total debt and committed bank line coverage of outstanding commercial paper.

CAPITALIZATION

The following table presents information regarding our capital structure.

---------------------------------------------------------------------------------------------------------------

                                                                         At June 30,            At December 31,
                                                                            2000                     1999
                                                                         -----------            ---------------
                                                                                (Dollars in Millions)
Commercial paper                                                          $ 9,356.2               $  8,974.0
Term debt                                                                  27,988.4                 26,399.5
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely debentures
  of the Company                                                              250.0                    250.0
Stockholders' equity                                                        5,748.8                  5,554.4
                                                                          ---------                ---------
 Total capitalization                                                     $43,343.4                $41,177.9
                                                                          =========                =========
Total  debt  (excluding   overnight   deposits)  to  stockholders'
  equity  and  Company-obligated  mandatorily
  redeemable preferred securities of subsidiary trust
  holding solely debentures of the Company                                    6.16x                    5.96x
Total debt (excluding overnight deposits) to tangible
  stockholders' equity and Company-obligated
  mandatorily redeemable preferred securities of
  subsidiary trust holding solely debentures of the
  Company                                                                     9.27x                    8.75x
Tangible stockholders' equity and Company-obligated
  mandatorily redeemable preferred securities of
  subsidiary trust holding solely debentures of the
  Company to managed assets                                                    7.5%                     7.8%

---------------------------------------------------------------------------------------------------------------

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data.

-------------------------------------------------------------------------------------

                                                             For the Six Months Ended
                                                                      June 30,
                                                            -------------------------
                                                               2000            1999
                                                            --------        ---------
Finance income (1)                                            12.51%            9.45%
Interest expense (1)                                           5.83             4.72
                                                            --------        ---------
  Net finance income                                           6.68             4.73
Depreciation on operating lease equipment                      3.11             1.01
                                                            --------        ---------
  Net finance margin                                           3.56             3.72
Fees and other income                                          2.37             1.22
                                                            --------        ---------
  Operating revenue                                            5.93             4.94
                                                            --------        ---------
Salaries and general operating expenses                        2.64             1.87
Provision for credit losses                                    0.63             0.40
Goodwill amortization                                          0.21             0.07
Minority interest in subsidiary trust holding solely
  debentures of the Company                                    0.05             0.08
                                                            --------        ---------
  Operating expenses                                           3.53             2.42
                                                            --------        ---------
  Income before provision for income taxes                     2.40             2.52
Provision for income taxes                                     0.91             0.88
                                                            --------        ---------
  Net income                                                   1.48%            1.64%
                                                           =========        =========

Average earning assets (dollars in millions)               $39,778.6        $22,905.3
                                                           =========        =========

-------------------------------------------------------------------------------------

(1) Excludes interest income and interest expense relating to short-term interest-bearing deposits.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 24, 2000. The following individuals, comprising all of the directors of CIT, were elected to the Board of Directors, each with the number of votes shown, to serve until the next annual meeting of stockholders, or until he is succeeded by another qualified director who has been elected:

            Directors                          For               Against
            ---------                          ---               -------

        Albert R. Gamper, Jr.              225,698,757            940,266
        Daniel P. Amos                     225,703,141            935,882
        Anthea Disney                      211,007,475         15,631,548
        William A. Farlinger               225,688,297            950,726
        Guy Hands                          225,689,351            949,672
        Hon. Thomas H. Kean                225,696,425            942,598
        Paul Morton                        225,681,655            957,368
        Takatsugu Murai                    225,692,745            946,278
        William M. O'Grady                 225,699,026            939,997
        Joseph A. Pollicino                225,699,991            939,032
        Paul N. Roth                       224,134,030          2,504,993
        Peter J. Tobin                     225,704,864            934,159
        Keiji Torii                        225,671,802            967,221
        Theodore V. Wells                  224,927,537          1,711,486
        Alan F. White                      225,701,721            937,302

In addition to electing the Board of Directors, the stockholders also ratified the appointment of KPMG LLP as independent accountants to examine the financial statements of CIT and its subsidiaries for the year ending December 31, 2000, with 226,547,242 votes for, 53,884 votes against, and 37,897 votes abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.
     (b) Exhibit 27 - Financial Data Schedule.
     (c) A Form 8-K report dated May 3, 2000 was filed with the Commission reporting the Company's announcement of financial results for the quarter ended March 31, 2000, and the declaration of a quarterly dividend for the quarter ended March 31, 2000.

         A Form 8-K was filed on June 14, 2000 to report the retirement of the Vice Chairman of the Company.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     The CIT Group, Inc.
                                          --------------------------------------
                                                        (Registrant)

                                        BY             /s/ J.M. Leone
                                          --------------------------------------
                                                         J.M. Leone
                                                Executive Vice President and
                                                   Chief Financial Officer
                                               (duly authorized and principal
                                                     Accounting officer)

DATE: August 14, 2000