Form 10-Q
period 2000-09-30
CIT GROUP INC
filed 2000-11-14
CIK 20388

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

                For the quarterly period ended SEPTEMBER 30, 2000
                                               ------------------

                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                             Commission File Number
                                     1-1861
                                  ------------

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000: Common Stock including Exchangeable Shares
- 261,907,555.

================================================================================

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

        TABLE OF CONTENTS                                                   PAGE

PART I. FINANCIAL INFORMATION                                                  1

Item 1. Condensed Financial Statements
        Consolidated Balance Sheets - September 30, 2000 and
          December 31, 1999.                                                   2
        Consolidated Income Statements for the three and nine months
          ended September 30, 2000 and 1999.                                   3
        Consolidated Statements of Changes in Stockholders' Equity for
          the nine months ended September 30, 2000 and 1999.                   4
        Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999.                                   5
        Notes to Condensed Consolidated Financial Statements.               6-12

Item 2. Management's Discussion and Analysis of Financial
  and     Condition and Results of Operations                              13-30
Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      31

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

                          PART I. FINANCIAL INFORMATION

      Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1999 Annual Report on Form 10-K and the March 31, 2000 and June 30, 2000 Quarterly Report on Form 10-Q for The CIT Group, Inc. ("we", "our", "us", "CIT", or the "Company").

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)

                                                    September 30,   December 31,
                                                        2000           1999
                                                    -------------   ------------
                                                     (unaudited)
Assets
------
Financing and leasing assets
Loans and leases
   Commercial                                        $  29,943.8    $  27,119.2
   Consumer                                              4,168.1        3,887.9
                                                     -----------    -----------
      Finance receivables                               34,111.9       31,007.1
Reserve for credit losses                                 (468.2)        (446.9)
                                                     -----------    -----------
      Net finance receivables                           33,643.7       30,560.2
Operating lease equipment, net                           6,785.6        6,125.9
Finance receivables held for sale                        2,616.2        3,123.7
Cash and cash equivalents                                  819.4        1,073.4
Goodwill                                                 1,987.1        1,850.5
Other assets                                             2,475.3        2,347.4
                                                     -----------    -----------
   Total assets                                      $  48,327.3    $  45,081.1
                                                     ===========    ===========

Liabilities and Stockholders' Equity
------------------------------------
Debt
Commercial paper                                     $   9,292.3    $   8,974.0
Variable rate senior notes                               9,549.0        7,147.2
Fixed rate senior notes                                 18,758.6       19,052.3
Subordinated fixed rate notes                              200.0          200.0
                                                     -----------    -----------
   Total debt                                           37,799.9       35,373.5
Credit balances of factoring clients                     2,485.7        2,200.6
Accrued liabilities and payables                         1,447.3        1,191.8
Deferred federal income taxes                              485.5          510.8
                                                     -----------    -----------
   Total liabilities                                    42,218.4       39,276.7
Company-obligated mandatorily redeemable
   preferred securities of subsidiary
   trust holding solely debentures
   of the Company                                          250.0          250.0
Stockholders' equity
Common stock                                                 2.7            2.7
Paid-in capital                                          3,526.4        3,521.8
Retained earnings                                        2,469.3        2,097.6
Accumulated other comprehensive (loss)
   income                                                   (1.8)           2.8
Treasury stock at cost                                    (137.7)         (70.5)
                                                     -----------    -----------
   Total stockholders' equity                            5,858.9        5,554.4
                                                     -----------    -----------
   Total liabilities and stockholders'
      equity                                         $  48,327.3    $  45,081.1
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                 (Dollars in Millions, except per share amounts)

                                                              For the Three Months           For the Nine Months
                                                              Ended September 30,            Ended September 30,
                                                            -----------------------       -------------------------
                                                               2000           1999          2000            1999
                                                            ---------       -------       --------        ---------
                                                                                 (unaudited)
Finance income                                              $ 1,326.6       $ 583.9       $ 3,857.2       $ 1,679.8
Interest expense                                                642.7         304.1         1,845.5           858.2
                                                            ---------       -------       ---------       ---------
   Net finance income                                           683.9         279.8         2,011.7           821.6
Depreciation on operating lease equipment                       313.4          61.6           932.9           176.9
                                                            ---------       -------       ---------       ---------
   Net finance margin                                           370.5         218.2         1,078.8           644.7
Other revenue                                                   224.2          81.9           694.7           221.4
                                                            ---------       -------       ---------       ---------
   Operating revenue                                            594.7         300.1         1,773.5           866.1
                                                            ---------       -------       ---------       ---------

Salaries and general operating expenses                         250.2         110.2           775.9           324.0
Provision for credit losses                                      65.8          32.2           191.4            77.9
Goodwill amortization                                            22.7           4.9            63.8            13.1
Minority interest in subsidiary trust holding
   solely debentures of the Company                               4.8           4.8            14.4            14.4
                                                            ---------       -------       ---------       ---------
   Operating expenses                                           343.5         152.1         1,045.5           429.4
                                                            ---------       -------       ---------       ---------

   Income before provision for income taxes                     251.2         148.0           728.0           436.7
Provision for income taxes                                       95.0          51.1           276.5           151.6
                                                            ---------       -------       ---------       ---------
   Net income                                               $   156.2       $  96.9       $   451.5       $   285.1
                                                            =========       =======       =========       =========

Basic net income per share                                  $    0.60       $  0.60       $   1.73        $    1.77
Diluted net income per share                                $    0.60       $  0.60       $   1.72        $    1.76

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Dollars in Millions)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                    2000                 1999
                                                 ----------           ----------
                                                           (unaudited)

Balance, January 1                                $5,554.4             $2,701.6
                                                  --------             --------
  Net income                                         451.5                285.1
  Foreign currency translation
    adjustments                                       (5.2)                  --
  Unrealized gain on equity and
    securitization investments, net                    0.6                   --
                                                  --------             --------
Total comprehensive income                           446.9                285.1
Dividends declared                                   (79.8)               (48.6)
Treasury stock purchased                             (67.2)               (29.2)
Other                                                  4.6                  5.7
                                                  --------             --------
Balance, September 30                             $5,858.9             $2,914.6
                                                  ========             ========

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    2000               1999
                                                                -----------        ------------
                                                                          (unaudited)
CASH FLOWS FROM OPERATIONS
Net income                                                       $   451.5          $   285.1
Adjustments to reconcile net income to net cash flows
   from operations:
 Provision for credit losses                                         191.4               77.9
 Depreciation and amortization                                     1,026.6              202.1
 Provision for deferred federal income taxes                          41.6              118.3
 Gains on equipment, receivable and investment sales                (275.6)             (74.0)
 Increase in accrued liabilities and payables                         23.5               37.8
 Increase in other assets                                           (212.5)             (67.0)
 Other                                                                23.8               28.6
                                                                 ---------          ---------
  Net cash flows provided by operations                            1,270.3              608.8
                                                                 ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended                                                   (36,452.3)         (25,908.5)
Collections on loans                                              31,255.1           24,404.6
Proceeds from asset and receivable sales                           4,984.2            2,078.1
Purchases of assets to be leased                                  (1,652.7)          (1,221.6)
Purchases of finance receivable portfolios                        (1,342.3)            (516.6)
Net increase in short-term factoring receivables                    (440.0)            (552.6)
Other                                                                (61.4)             (13.8)
                                                                 ---------          ---------
  Net cash flows used for investing activities                    (3,709.4)          (1,730.4)
                                                                 ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of variable and fixed rate notes        9,243.7            6,199.5
Repayments of variable and fixed rate notes                       (7,135.6)          (4,136.9)
Net increase (decrease) in commercial paper                          318.3             (671.5)
Net repayments of non-recourse leveraged lease debt                  (90.1)            (122.3)
Cash dividends paid                                                  (79.8)             (48.6)
Purchase of treasury stock                                           (67.2)             (29.2)
                                                                 ---------          ---------
  Net cash flows provided by financing activities                  2,189.3            1,191.0
                                                                 ---------          ---------
Effect of exchange rate on cash                                       (4.2)                --
                                                                 ---------          ---------
Net (decrease) increase in cash and cash equivalents                (254.0)              69.4
Cash and cash equivalents, beginning of period                     1,073.4               73.6
                                                                 ---------          ---------
Cash and cash equivalents, end of period                         $   819.4          $   143.0
                                                                 =========          =========

Supplemental disclosures
Interest paid                                                    $ 1,795.8          $   790.9
Federal, state and local and foreign income taxes paid           $    27.6          $    47.1

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

--------------------------------------------------------------------------------

                                                      For the Three Months Ended September 30,
                              -----------------------------------------------------------------------------------------
                                                 2000                                          1999
                              --------------------------------------------   ------------------------------------------
                                 Income          Shares         Per Share      Income          Shares       Per Share
                               (Numerator)    (Denominator)      Amount      (Numerator)   (Denominator)     Amount
                               -----------    -------------      ------      -----------   -------------     ------
                                                      (In Millions, except per share amounts)
Basic EPS:
Income available to
  common shareholders             $ 156.2         259.9          $ 0.60         $ 96.9          160.5        $ 0.60
                                                                 ======                                      ======
Effect of Dilutive
  Securities:
Restricted shares                      --           2.1                             --            1.0
Stock options                          --            --                             --             --
                                  -------         -----                         ------          -----
Diluted EPS                       $ 156.2         262.0          $ 0.60         $ 96.9          161.5        $ 0.60
                                  =======         =====          ======         ======          =====        ======

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                      For the Nine Months Ended September 30,
                              -----------------------------------------------------------------------------------------
                                                 2000                                          1999
                              --------------------------------------------   ------------------------------------------
                                 Income          Shares         Per Share      Income          Shares       Per Share
                               (Numerator)    (Denominator)      Amount      (Numerator)   (Denominator)     Amount
                               -----------    -------------      ------      -----------   -------------     ------
                                                      (In Millions, except per share amounts)
Basic EPS:
Income available to
  common shareholders             $ 451.5         261.5          $ 1.73        $ 285.1          160.9        $ 1.77
                                                                 ======                                      ======
Effect of Dilutive
  Securities:
Restricted shares                      --           1.3                             --            0.9
Stock options                          --            --                             --            0.2
                                  -------         -----                         ------          -----
Diluted EPS                       $ 451.5         262.8          $ 1.72        $ 285.1          162.0        $ 1.76
                                  =======         =====          ======         ======          =====        ======

--------------------------------------------------------------------------------

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Stockholders' Equity

The following table summarizes the outstanding common stock, par value $.01 per share with 1,210,000,000 shares authorized, and exchangeable shares at September 30, 2000, and December 31, 1999.

--------------------------------------------------------------------------------

                                                            Common Stock
                                        --------------------------------------------------
                                                               Less                               Exchangeable
                                           Issued            Treasury          Outstanding           Shares
                                        -----------         ----------         -----------        ------------
Balance at September 30, 2000           256,817,612         (6,689,636)        250,127,976         11,782,462
                                        ===========         ==========         ===========         ==========

Balance at December 31, 1999            242,285,952         (2,745,685)        239,540,267         24,892,310
                                        ===========         ==========         ===========         ==========

--------------------------------------------------------------------------------

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

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Business Segment Information

The following table presents reportable segment information and the reconciliation to the consolidated totals as of and for the nine months ended September 30, 2000, and 1999. Certain prior period balances have been reclassified to conform with the current period presentation.

--------------------------------------------------------------------------------

                                  Equipment     Vendor
                                  Financing   Technology  Commercial   Structured               Total                Consolidated
                                 and Leasing   Finance      Finance      Finance    Consumer   Segments    Corporate     Total
                                 -----------   -------      -------     --------    --------   --------    ---------  -----------
                                                                      (Dollars in Millions)
September 30, 2000
Operating revenue                $   705.0    $   404.0    $   368.8   $   153.2   $   185.5   $ 1,816.5   $   (43.0)   $ 1,773.5
Net income                           200.4        110.6        117.8        84.4        51.2       564.4      (112.9)       451.5
Total managed assets              26,043.4     10,805.8      8,249.5     2,227.8     7,302.6    54,629.1          --     54,629.1

September 30, 1999
Operating revenue                $   378.4    $      --    $   301.9   $      --   $   184.6   $   864.9   $     1.2    $   866.1
Net income                           177.1           --        101.1          --        47.1       325.3       (40.2)       285.1
Total managed assets              14,326.0           --      6,615.3          --     7,556.6    28,497.9       115.8     28,613.7

--------------------------------------------------------------------------------

In the third quarter of 2000, we implemented certain strategic organizational refinements, which are reflected on a year to date basis in the table above, to better align marketing and risk management efforts and to further improve operating efficiencies and returns. Certain North American business lines of Vendor Technology Finance were transferred to the Equipment Financing business unit. The communications and media product lines previously with Equipment Financing have been transferred to Structured Finance and Equity Investments now operates as part of Structured Finance. Included in the Corporate results are goodwill amortization as well as normal overhead expenses. Prior year Corporate results also included Equity Investments.

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

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill related to the Newcourt acquisition, which was $1,534.5 million at September 30, 2000, is being amortized on a straight-line basis over twenty-five years from the acquisition date.

The following table summarizes the activity in the restructuring liability related to the Newcourt acquisition.

--------------------------------------------------------------------------------

                                             Severance
                                             and Other    Leasehold   Transaction
                                            Termination  Termination   and Other
                                               Costs        Costs        Costs       Total
                                            -----------  -----------   ---------    -------
                                                          (Dollars in Millions)
Balance at November 15, 1999                  $102.1       $ 24.5       $ 72.6       $199.2
   Cash payments                               (48.1)          --        (38.0)       (86.1)
   Transaction fees settled in CIT stock          --           --        (14.3)       (14.3)
   Non-cash reductions                            --           --         (2.5)        (2.5)
                                              ------       ------       ------       ------
Balance at December 31, 1999                    54.0         24.5         17.8         96.3
   Cash payments                               (21.3)          --         (5.3)       (26.6)
                                              ------       ------       ------       ------
Balance at March 31, 2000                       32.7         24.5         12.5         69.7
   Cash payments                               (23.7)        (6.5)        (2.4)       (32.6)
   Additions                                     6.7           --           --          6.7
   Non-cash reductions                            --         (2.4)        (7.4)        (9.8)
                                              ------       ------       ------       ------
Balance at June 30, 2000                        15.7         15.6          2.7         34.0
   Cash payments                               (12.8)        (1.4)        (0.4)       (14.6)
                                              ------       ------       ------       ------
Balance at September 30, 2000                 $  2.9       $ 14.2       $  2.3       $ 19.4
                                              ======       ======       ======       ======

--------------------------------------------------------------------------------

Note 6 - Selected Pro Forma Information

The unaudited condensed consolidated statements of income for the three and nine
months  ended   September  30,  2000  and  the  unaudited  pro  forma  condensed consolidated statements of income for the

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

three and nine months ended September 30, 1999 follow. The 1999 pro forma statements have been prepared assuming that the Newcourt acquisition occurred at the beginning of the period.

--------------------------------------------------------------------------------

                                For the Three Months      For the Nine Months
                                Ended September 30,       Ended September 30,
                                --------------------    -----------------------
                                  2000        1999        2000          1999*
                                --------    --------    ---------     ---------
                                 (Dollars in Millions, except per share amounts)

Operating revenue               $  594.7    $  595.0    $ 1,773.5     $ 1,774.0
Net income                         156.2       135.6        451.5         405.3
Basic earnings per share            0.60        0.51         1.73          1.53
Diluted earnings per share          0.60        0.51         1.72          1.52

--------------------------------------------------------------------------------
* 1999 pro forma results include the following: a disposal of two automotive leasing units resulting in a $34.3 million pre-tax gain, $15.5 million after-tax and $0.06 pro forma EPS and a non-recurring gain from the extinguishment of certain derivative instruments by Newcourt of $56.6 million pretax, $31.1 million after tax and $0.12 pro forma EPS.

The pro forma results have been prepared for comparative purposes only and are based on the historical operating results of Newcourt prior to the acquisition. The pro forma results include certain adjustments, primarily to recognize accretion and amortization based on the allocated purchase price of assets and liabilities. However, the 1999 results do not include cost savings, reduced securitization activity and other initiatives contemplated by CIT in connection with the acquisitions. Accordingly, management does not believe that the 1999 pro forma results are indicative of the actual results that would have occurred had the acquisition closed at the beginning of the year.

Note 7 - Recent Accounting Pronouncements

During 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133". SFAS 137 delayed the implementation of SFAS No. 133, which is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. During June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133."

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have completed the initial analysis of the impact of SFAS 138 and are in the process of implementing systems capabilities to account for derivatives under this new standard. We do not expect the implementation in 2001 of SFAS 138 to be material to either the statement of financial position or the results of operations.

During September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures for fiscal years ending after December 15, 2000. This Statement revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires additional disclosures. It carries forward most of the provisions of SFAS 125 without change. We do not expect the adoption of this standard to affect the accounting for, or the structure of, our securitization transactions.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Summarized Financial Information of Subsidiaries

The following table shows summarized consolidated financial information for CIT Holdings LLC and its wholly owned subsidiary, AT&T Capital. CIT has guaranteed on a full and unconditional basis the existing registered debt securities and certain other indebtedness of these subsidiaries. Therefore, CIT has not presented related financial statements or other information for these subsidiaries on a stand-alone basis. The following summarized consolidated financial information reflects results as of and for the nine months ended September 30, 2000 and also the transfer of various subsidiaries amongst other CIT entities.

--------------------------------------------------------------------------------

                                                       Nine Months Ended
                                                       September 30, 2000
                                               ---------------------------------
                                               CIT Holdings LLC     AT&T Capital
                                               ----------------     ------------
                                                     (Dollars in Millions)

Operating revenue                                 $  499.6           $  285.6
Operating expenses                                   270.2              184.6
Operating income before taxes                        229.4              101.0
Net income                                           141.4               58.8

                                                      At September 30, 2000
                                               ---------------------------------
                                               CIT Holdings LLC     AT&T Capital
                                               ----------------     ------------
                                                     (Dollars in Millions)
Assets
Cash and cash equivalents                         $  105.2           $   86.0
Financing and leasing portfolio assets             6,577.0            4,788.5
Receivables from affiliates and other assets         947.8              557.9
                                                  --------           --------
Total assets                                      $7,630.0           $5,432.4
                                                  ========           ========
Liabilities and Stockholders' Equity
Liabilities:
Debt                                              $4,304.4           $3,903.3
Other                                                504.9              263.1
                                                  --------           --------
Total liabilities                                  4,809.3            4,166.4
Total stockholders' equity                         2,820.7            1,266.0
                                                  --------           --------
Total liabilities and stockholders' equity        $7,630.0           $5,432.4
                                                  ========           ========
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
and         CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

OVERVIEW

Quarterly and nine-month net income, EPS and selected ratio comparisons are presented in the following table.

--------------------------------------------------------------------------------

                                                                    Three Months Ended                         Nine Months Ended
                                                         ----------------------------------------          ------------------------
                                                               September 30,             June 30,                September 30,
                                                         ------------------------                          ------------------------
                                                          2000             1999            2000             2000             1999
                                                         -------          -------         -------          -------          -------
                                                                       (Dollars in Millions, except per share amounts)
Net income                                               $156.2           $96.9           $151.4           $451.5           $285.1
Net income per diluted share                             $ 0.60           $0.60           $ 0.58           $ 1.72           $ 1.76
Net income per diluted share excluding
  goodwill amortization                                  $ 0.67           $0.62           $ 0.66           $ 1.93           $ 1.81
Return on average stockholders' equity                     10.8%           13.5%            10.7%            10.6%            13.6%
Return on average tangible
  stockholders' equity                                     16.5%           15.3%            15.9%            15.9%            15.1%
Return on average earning assets (AEA)                     1.52%           1.63%            1.49%            1.50%            1.64%

--------------------------------------------------------------------------------

The earnings per share above reflect higher 2000 earnings offset by the dilutive effect of stock issued in connection with the November 15, 1999 acquisition of Newcourt. Compared to the prior year, the third quarter and nine-month 2000 earnings reflect growth from our 1999 acquisition activities, solid fee and other income generation, as well as considerable expense savings related to our operational integrations. The declines from 1999 reflect narrower net finance margins and higher expense levels associated with the 1999 acquisitions. Earnings, as well as return on AEA and return on equity, have improved in each successive quarter of 2000.

New business origination volume, excluding factoring volume, for the third quarter of 2000 was $6.1 billion, unchanged from the second quarter of 2000, and an increase from $2.4 billion in the third quarter of 1999 due primarily to the Newcourt acquisition.

Total managed assets increased to $54.6 billion at September 30, 2000, up 2.4% from $53.4 billion at June 30, 2000 and up 6.2% from $51.4 billion at year-end. Growth in equipment financing and seasonal growth in factoring were somewhat offset by continued sales of non-strategic assets totaling over $300 million in the third quarter, and approximately $900 million year to date. Commercial managed assets were $47.3 billion at September 30, 2000, up from $46.1 billion at June 30, 2000 and $44.2 billion at December 31, 1999. Consumer managed assets were $7.3 billion at September 30, 2000 compared to $7.2 billion at June 30, 2000 and unchanged from December 31, 1999. Total portfolio assets increased to $43.8 billion from $42.6 billion at June 30, 2000 and from $40.4 billion at year-end 1999.

NET FINANCE MARGIN

A comparison of net finance margin is set forth below.

--------------------------------------------------------------------------------

                                                           Three Months Ended
                                               --------------------------------------------
                                                      September 30,               June 30,
                                               ---------------------------
                                                  2000             1999             2000
                                               ----------       ----------       ----------
                                                           (Dollars in Millions)
Finance income                                 $  1,326.6       $    583.9       $  1,301.8
Interest expense                                    642.7            304.1            630.9
                                               ----------       ----------       ----------
  Net finance income                                683.9            279.8            670.9
Depreciation on operating lease equipment           313.4             61.6            311.7
                                               ----------       ----------       ----------
  Net finance margin                           $    370.5       $    218.2       $    359.2
                                               ==========       ==========       ==========

AEA                                            $ 41,060.9       $ 23,818.5       $ 40,690.9

Net finance margin as a % of AEA                     3.61%            3.66%            3.53%

--------------------------------------------------------------------------------

                                           Nine Months Ended
                                      ---------------------------
                                              September 30,                     Increase
                                      ---------------------------       -------------------------
                                         2000              1999           Amount        Percent
                                      ----------       ----------       ----------     ----------
                                                         (Dollars in Millions)
Finance income                        $  3,857.2       $  1,679.8       $  2,177.4          129.6%
Interest expense                         1,845.5            858.2            987.3          115.0
                                      ----------       ----------       ----------     ----------
  Net finance income                     2,011.7            821.6          1,190.1          144.9
Depreciation on operating lease
    equipment                              932.9            176.9            756.0          427.4
                                      ----------       ----------       ----------     ----------
  Net finance margin                  $  1,078.8       $    644.7       $    434.1           67.3%
                                      ==========       ==========       ==========     ==========

AEA                                   $ 40,267.4       $ 23,213.9       $ 17,053.5           73.5%

Net finance margin as a % of AEA            3.57%            3.70%

--------------------------------------------------------------------------------

Net finance margin increased 69.8% to $370.5 million for the three months ended September 30, 2000 from the same period in 1999, and was up $11.3 million, or 3.1%, over the second quarter of 2000. The year over year increase primarily reflects growth in financing assets due to our 1999 acquisitions and internally generated portfolio growth. Net finance margin for the nine-month period ended September 30, 2000 increased $434.1 million or 67.3% from the same period in 1999. As a percentage of AEA, net finance margin declined to 3.61% for the three months ended September 30, 2000 from 3.66% in the third quarter of 1999, but was up from 3.53% for the second quarter of 2000. For the nine months ended September 30, 2000, net finance margin as a percentage of AEA declined to 3.57% from 3.70% for the same period in 1999. The year over year comparisons reflect several factors including rising market interest rates, wider debt pricing spreads, competitive product pricing, and the growing operating lease portfolio. Our operating leases, which generally have lower net margins than finance receivables at inception, also generate equipment gains, renewal fees and tax depreciation benefits. The improvement in net finance margin as a percentage of AEA from the second quarter of 2000 reflects the more stable interest rate environment and the impact of pricing initiatives in the acquired businesses.

Finance income for the three months ended September 30, 2000 increased $742.7 million, or 127.2%, from the third quarter 1999 and $24.8 million from the second quarter of 2000. Finance income for the nine-month period ended September 30, 2000 increased $2,177.4 million, or 129.6%, from the same period in 1999. As a percentage of AEA, finance income (excluding interest income relating to short-term interest-bearing deposits) was 12.70% for the third quarter ended September 30, 2000, compared to 9.60% for the same quarter of 1999 and 12.53% for the second quarter of 2000. For the nine months ended September 30, 2000 and 1999, finance income (excluding interest income relating to short-term interest-bearing deposits) as a percentage of AEA was 12.56% and 9.50%, respectively. The year over year increase in yield was due to product mix change primarily as a result of the fourth quarter 1999 Newcourt acquisition.

Interest expense for the three months ended September 30, 2000 increased $338.6 million, or 111.3%, from the third quarter 1999 and $11.8 million from June 30, 2000, and for the nine-month period ended September 30, 2000, increased $987.3 million, or 115.0%, from the same period in 1999. As a percentage of AEA, interest expense (excluding interest expense relating to short-term interest-bearing deposits and dividends related to the Company's preferred capital securities) for the third quarter of 2000 increased to 6.04% from 4.90% for the September 30, 1999 period and 5.93% for the June 30, 2000 period, and increased to 5.90% from 4.78% for the nine-month periods ended September 30, 2000 and 1999, respectively. The increases from the second to third quarters of 2000 and from the comparable periods of 1999 reflect the rising interest rate environment in the latter half of 1999, which continued into 2000.

The operating lease equipment portfolio was $6.8 billion at September 30, 2000 versus $6.1 billion at December 31, 1999 and $3.7 billion at September 30, 1999. Operating lease margin (rental income less depreciation expense as a percentage of average operating leases) for the third quarter of 2000 was 7.2%, up from 6.9% in the second quarter of 2000 and relatively unchanged from the prior year third quarter, while the nine-month periods were 7.5% and 6.9% for 2000 and 1999, respectively. Depreciation on operating lease equipment for the quarter ended September 30, 2000 was $313.4 million, up from $61.6 million for the same period in 1999 and $311.7 million for the second quarter of 2000, and for the nine months ended September 30, 2000, depreciation was $932.9 million, up from $176.9 million in the same period in 1999. As a percentage of average operating leases, depreciation expense, on an annualized basis, was 20.8% and 7.2% at September 30, 2000 and September 30, 1999, respectively. The year over year increases in operating lease margin and depreciation reflects the acquired Newcourt portfolios, which include shorter-term assets with higher margins and more rapid depreciable lives.

We seek to mitigate interest rate risk by matching the repricing characteristics of our assets with our liabilities, which is done in part through the use of derivative financial instruments, principally interest rate swaps. The notional amounts of interest rate swaps were $14,145.2 million at September 30, 2000, reflecting our current strategy to hedge available for sale and securitized receivables, interim hedging in advance of large, less frequent fixed rate financing and to reduce funding costs by issuing floating rate debt and swapping it into fixed rate. See "Liquidity Risk Management" for further discussion. A comparative analysis of the weighted average principal outstanding and interest rates paid on our debt before and after the effect of interest rate swaps is shown in the following table.

--------------------------------------------------------------------------------

                                                    Three Months Ended September 30, 2000
                                                ----------------------------------------------
                                                   Before Swaps               After Swaps
                                                -------------------        -------------------
                                                           (Dollars in Millions)
Commercial paper and variable rate
   senior notes                                 $20,297.3     6.72%        $14,633.3     6.92%
Fixed rate senior and subordinated notes         17,975.3     6.73%         23,639.3     6.71%
                                                ---------                  ---------
Composite interest rate paid                    $38,272.6     6.72%        $38,272.6     6.79%
                                                =========                  =========

                                                    Three Months Ended September 30, 1999
                                                ----------------------------------------------
                                                   Before Swaps               After Swaps
                                                -------------------        -------------------
                                                           (Dollars in Millions)
Commercial paper and variable rate
   senior notes                                 $11,413.2     5.33%        $ 8,747.6     5.33%
Fixed rate senior and subordinated notes          8,930.5     6.20%         11,596.1     6.25%
                                                ---------                  ---------
Composite interest rate paid                    $20,343.7     5.71%        $20,343.7     5.86%
                                                =========                  =========

----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------

                                                      Nine Months Ended September 30, 2000
                                                ----------------------------------------------
                                                   Before Swaps               After Swaps
                                                -------------------        -------------------
                                                           (Dollars in Millions)
Commercial paper and variable rate
   senior notes                                 $19,626.3     6.45%        $14,943.0     6.66%
Fixed rate senior and subordinated notes         17,891.6     6.70%         22,574.9     6.63%
                                                ---------                  ---------
Composite interest rate paid                    $37,517.9     6.57%        $37,517.9     6.64%
                                                =========                  =========

                                                     Nine Months Ended September 30, 1999
                                                ----------------------------------------------
                                                   Before Swaps               After Swaps
                                                -------------------        -------------------
                                                           (Dollars in Millions)
Commercial paper and variable rate
   senior notes                                 $10,984.8     5.09%        $ 8,521.4     5.08%
Fixed rate senior and subordinated notes          8,758.0     6.19%         11,221.4     6.26%
                                                ---------                  ---------
Composite interest rate paid                    $19,742.8     5.58%        $19,742.8     5.75%
                                                =========                  =========

--------------------------------------------------------------------------------

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

OTHER (NON-SPREAD) REVENUE

Other revenue for the three months ended September 30, 2000 totaled $224.2 million, compared to $81.9 million for the third quarter of 1999 and $232.3 million for the June 30, 2000 quarter. For the nine months ended September 30, 2000 and 1999, other revenue totaled $694.7 million and $221.4 million, respectively. These year over year increases reflect the broadened and more diversified revenue sources from the acquired Newcourt business units.

--------------------------------------------------------------------------------

                                                Three Months Ended             Nine Months Ended
                                          -------------------------------     ------------------
                                             September 30,       June 30,       September 30,
                                          ------------------                  ------------------
                                           2000        1999        2000        2000        1999
                                          ------      ------      ------      ------      ------
                                                           (Dollars in Millions)
Fees and other income                     $126.8      $ 36.2      $121.1      $369.3      $ 87.5
Factoring commissions                       39.2        31.1        38.2       115.9        84.1
Gains on securitizations                    26.9          --        23.0        68.9         5.3
Gains on sales of leasing equipment         19.6        14.6        39.4        80.8        44.5
Gains on venture capital investments        11.7          --        10.6        59.8          --
                                          ------      ------      ------      ------      ------
                                          $224.2      $ 81.9      $232.3      $694.7      $221.4
                                          ======      ======      ======      ======      ======

--------------------------------------------------------------------------------

The growth in fees and other income reflects fees associated with the acquired Newcourt businesses, including strong joint venture revenues, syndication and structuring fees, as well as gains from consumer whole loan sales. Factoring commissions, for both the three and nine months ended September 30, 2000, increased reflecting higher internally generated origination volume and the 1999 acquisitions. Securitization gains were $26.9 million or 10.7% of pretax income versus $23.0 million or 9.4% of pretax income for the second quarter of 2000, and no securitization gain activity for the same period in 1999. Gains on equipment sales, while above the prior year quarter, were below the second quarter, which included particularly strong gains in the Equipment Financing and Leasing segment. Gains of $11.7 million for the third quarter and $59.8 million for the nine months ended September 30, 2000 were realized on a number of venture capital investments, including a sizeable first quarter transaction.

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and general operating expenses totaled $250.2 million for the third quarter of 2000, up from $110.2 million in the comparable 1999 period, but down $7.3 million from the second quarter of 2000 due to continued realization of integration benefits. For the nine-month period ended September 30, 2000, salaries and general operating expenses increased to $775.9 million from $324.0 for the same period in 1999. The year over year increases reflect increased personnel and facilities due to the 1999 acquisitions and normal expense increases. Although up from the prior year quarter and nine months, third quarter 2000 expense levels reflect annualized run rate savings in excess of our original $150 million integration related expense reduction target. Expense savings to date are primarily from the elimination of duplicate corporate overhead and consolidation of non-revenue department activities, as well as savings from the consolidation of certain servicing centers and real estate cost reductions. Headcount was 7,300 at quarter end, down 955 from December 31, 1999 and 100 from June 30, 2000.

Management monitors productivity via the efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA"). These ratios are set forth in the following table.

--------------------------------------------------------------------------------

                                               Three Months Ended          Nine Months Ended
                                        -------------------------------    -----------------
                                          September 30,        June 30,      September 30,
                                        ----------------                   -----------------
                                        2000        1999        2000        2000        1999
                                        ----        ----        ----        ----        ----
Efficiency ratio                        42.4%       37.3%       43.9%       44.1%       38.0%
Salaries and general operating
  expenses as a percentage of AMA       1.96%       1.65%       2.03%       2.03%       1.66%

--------------------------------------------------------------------------------

The decrease in expenses as noted above reduced the two ratios from the second quarter 2000 levels. The higher 2000 ratios, when compared to 1999, reflect the acquired Vendor Technology Finance operations, which carry significantly higher expense ratios. Management targets an efficiency ratio below 40.0%.

GOODWILL AMORTIZATION

Goodwill amortization was $22.7 million and $63.8 million for the three and nine months ended September 30, 2000, versus $4.9 million and $13.1 million for the same periods in 1999. These increases reflect the impact of the 1999 acquisitions of Newcourt, and the factoring operations of Heller and Congress, each of which were accounted for under the purchase method.

Incremental exit costs associated with restructuring activities, designed to further improve efficiency and profitability, which were contemplated in CIT's integration plan, would be reflected as goodwill adjustments in the fourth quarter of 2000 to the extent applicable. We do not believe such adjustments, if any, would be material.

RESERVE AND PROVISION FOR CREDIT LOSSES/CREDIT QUALITY

The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience, and levels of past due loans and non-performing assets. The reserve increased to $468.2 million (1.37% of finance receivables) at September 30, 2000 from $460.3 million (1.39% of finance receivables) at June 30, 2000, $446.9 million (1.44% of finance receivables) at December 31, 1999 and $283.8 million (1.33% of finance receivables) at September 30, 1999 due to portfolio growth for the first nine months and the 1999 acquisitions. The decline in the reserve ratio from the second quarter is due to mix changes in the portfolio, as well as seasonal factoring receivable growth. The relationship of the reserve for credit losses to non-accrual finance receivables was 72.7% at September 30, 2000 compared to 73.6% at June 30, 2000 and 87.6% at December 31, 1999.

The provision for credit losses for the third quarter of 2000 was $65.8 million, up from $32.2 million in the third quarter of 1999 and $64.0 million for the second quarter of 2000, reflecting higher 2000 net credit losses over 1999 levels and provisions for portfolio growth.

Net credit losses were stable at $61.9 million (0.74% of average finance receivables) for the quarter ended September 30, 2000 compared to $60.7 million (0.73% of average finance receivables) for the second quarter of 2000. Net credit losses for the third quarter last year were $25.3 million (0.48% of average finance receivables). For the nine months ended September 30, 2000 and 1999, net credit losses were $175.5 million (0.71%) and $67.5 million (0.44%), respectively. The increase in net credit losses from 1999 to 2000 as a percentage of average finance receivables reflects product mix changes due to the 1999 acquisitions.

The following table sets forth net credit losses as a percentage of average finance receivables (annualized), excluding finance receivables held for sale.

--------------------------------------------------------------------------------

                                          Three Months Ended September 30,
                                      -----------------------------------------
                                              2000                  1999
                                      -------------------    ------------------
                                                (Dollars in Millions)
Equipment Financing and Leasing*      $ 28.5        0.78%    $  6.3       0.23%
Vendor Technology Finance*              11.5        0.78         --         --
Commercial Finance                       9.2        0.47        6.9       0.44
Structured Finance                       0.1        0.03         --         --
                                      ------      ------     ------     ------
  Total Commercial Segments             49.3        0.67       13.2       0.31
Consumer                                12.6        1.21       12.1       1.17
                                      ------      ------     ------     ------
  Total                               $ 61.9        0.74%    $ 25.3       0.48%
                                      ======      ======     ======     ======

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                            Nine Months Ended September 30,
                                      -----------------------------------------
                                              2000                  1999
                                      -------------------    ------------------
                                                (Dollars in Millions)
Equipment Financing and Leasing*      $ 78.5        0.72%    $ 13.1       0.16%
Vendor Technology Finance*              20.7        0.48         --         --
Commercial Finance                      34.8        0.62       18.1       0.42
Structured Finance                       0.4        0.05         --         --
                                      ------      ------     ------     ------
  Total Commercial Segments            134.4        0.62       31.2       0.25
Consumer                                41.1        1.34       36.3       1.16
                                      ------      ------     ------     ------
  Total                               $175.5        0.71%    $ 67.5       0.44%
                                      ======      ======     ======     ======

--------------------------------------------------------------------------------
* The September 2000 balances and percentages reflect the transfer, retroactively back to January 1, 2000, of certain business lines from Vendor Technology Finance to Equipment Financing and Leasing Segment made during the third quarter.

Commercial net credit losses were relatively stable during the third quarter in relation to the second quarter 2000, 0.67% versus 0.64%, whereas consumer net credit losses declined to 1.21% from 1.34%. Year over year, commercial net credit losses for the quarter were up from 0.31% in 1999 to 0.67% due mainly to higher charge-offs in Equipment Financing and Leasing (due primarily to asset transfers from Vendor Technology Finance) and Commercial Finance and to the addition of Vendor Technology Finance. Consumer net credit losses were 1.21% compared to 1.17% for the three months ended September 30, 2000 and 1999, respectively, primarily due to higher losses in the manufactured housing portfolio. Equipment Financing and Leasing net credit losses increased primarily due to the transfer of assets from the acquired Newcourt portfolios. The increase in Commercial Finance net credit losses, for the nine months over 1999, was primarily due to write-offs associated with a food wholesaler.

PAST DUE AND NON-PERFORMING ASSETS

The following table sets forth certain information concerning past due and total non-performing assets and related percentages of receivables, excluding receivables held for sale, at September 30, 2000, June 30, 2000 and December 31, 1999. Non-performing assets reflect both finance receivables on non-accrual status and assets received in satisfaction of loans.

--------------------------------------------------------------------------------

                                        At September 30,             At June 30,           At December 31,
                                             2000                       2000                   1999
                                       -----------------           --------------         ----------------
                                                              (Dollars in Millions)
Finance receivables, past due 60
     days or more
  Equipment Financing and Leasing      $356.6(3)    2.43%(3)       $239.7    1.84%        $209.6      1.93%
  Vendor Technology Finance             186.5(3)    3.17(3)         344.8    4.72          376.4(1)   4.15(1)
  Commercial Finance                     88.9       1.08             74.4    0.98           64.0      0.91
  Structured Finance                     85.6       7.34             94.9    8.06             --(1)     --(1)
                                       ------       ----           ------    ----         ------      ----
    Total Commercial Segments           717.6       2.40            753.8    2.59          650.0      2.42
  Consumer                              193.2       4.64            174.2    4.33          189.1(2)   4.62(2)
                                       ------       ----           ------    ----         ------      ----
    Total                              $910.8       2.67%          $928.0    2.80%        $839.1      2.71%
                                       ======       ====           ======    ====         ======      ====

Total non-performing assets
  Equipment Financing and Leasing      $373.8(3)    2.55%(3)       $267.4    2.05%        $139.9      1.29%
  Vendor Technology Finance              88.2(3)    1.50(3)         197.0    2.70          309.4(1)   3.41(1)
  Commercial Finance                     58.0       0.70             39.6    0.52           27.6      0.39
  Structured Finance                     96.1       8.24            107.8    9.16             --(1)     --(1)
                                       ------       ----           ------    ----         ------      ----
    Total Commercial Segments           616.1       2.06            611.8    2.10          476.9      1.77
  Consumer                              183.2       4.40            168.9    4.20          158.5(2)   3.87(2)
                                       ------       ----           ------    ----         ------      ----
    Total                              $799.3       2.34%          $780.7    2.36%        $635.4      2.05%
                                       ======       ====           ======    ====         ======      ====

--------------------------------------------------------------------------------
(1) All Newcourt Segment data, at December 31, 1999, as presented above, is included in Vendor Technology Finance. Additionally, the 1999 amounts and ratios do not reflect integration related portfolio transfers between Vendor Technology Finance, Structured Finance and Equipment Financing and Leasing.

(2) For these calculations, certain finance receivables held for sale and the associated past due and non-performing balances are included.

(3) The September 2000 balances and percentages reflect the transfer of certain business lines from Vendor Technology Finance to Equipment Financing and Leasing Segment made during the third quarter. The June 30, 2000 and December 31, 1999 balances do not reflect these transfers.

The third quarter trends in commercial past due and non-performing accounts reflect improvements in collection activities at the servicing centers consolidated earlier in the year. The increased level of delinquency and non-performing assets from June 30, 2000 for Equipment Financing and Leasing, as well as the corresponding decreases for Vendor Technology Finance, were largely the result of the transfer of certain business lines from Vendor Technology Finance to Equipment Financing and Leasing in July 2000.

INCOME TAXES

The effective income tax rates for the third quarters of 2000 and 1999 were 37.8% and 34.5%, respectively. For the nine-month periods ended September 30, 2000 and 1999, the effective income tax rates were 38.0% and 34.7%, respectively. The increase in the 2000 effective tax rate was primarily due to nondeductible goodwill amortization.

FINANCING AND LEASING ASSETS

Our managed assets increased 2.4% from June 30, 2000 to $54.6 billion at September 30, 2000, while total portfolio assets increased 2.8% to $43.8 billion this quarter, due to seasonal growth in factoring receivables approximating $600 million partially offset by planned sales of non-strategic portfolios totaling over $300 million.

The managed assets of our business segments and the corresponding strategic business units are presented in the following table.

--------------------------------------------------------------------------------

                                                   September 30, December 31,        Change
                                                       2000         1999        Amount    Percent
                                                    ---------     ---------   ---------   ---------
                                                                 (Dollars in Millions)
Equipment Financing:
  Finance receivables (1)                           $13,179.2     $10,899.3   $ 2,279.9        20.9%
  Operating lease equipment, net (1)                  2,093.1       1,066.2     1,026.9        96.3
                                                    ---------     ---------   ---------   ---------
    Total                                            15,272.3      11,965.5     3,306.8        27.6
                                                    ---------     ---------   ---------   ---------
Capital Finance:
  Finance receivables                                 1,643.5       1,838.0      (194.5)      (10.6)
  Operating lease equipment, net                      3,447.3       2,931.8       515.5        17.6
  Liquidating portfolio (2)                             190.1         281.4       (91.3)      (32.4)
                                                    ---------     ---------   ---------   ---------
    Total                                             5,280.9       5,051.2       229.7         4.5
                                                    ---------     ---------   ---------   ---------
    Total Equipment Financing and Leasing Segment    20,553.2      17,016.7     3,536.5        20.8
                                                    ---------     ---------   ---------   ---------

Vendor Technology Finance:
  Finance receivables (1)                             6,436.0       7,488.9    (1,052.9)      (14.1)
  Operating lease equipment, net (1)                  1,209.5       2,108.8      (899.3)      (42.6)
                                                    ---------     ---------   ---------   ---------
    Total Vendor Technology Finance Segment           7,645.5       9,597.7    (1,952.2)      (20.3)
                                                    ---------     ---------   ---------   ---------
Structured Finance:
  Finance receivables                                 1,917.7       1,933.9       (16.2)       (0.8)
  Operating lease equipment, net                         35.7            --        35.7          --
  Other - Equity Investments                            274.4         137.3       137.1        99.9
                                                    ---------     ---------   ---------   ---------
    Total Structured Finance Segment                  2,227.8       2,071.2       156.6         7.6
                                                    ---------     ---------   ---------   ---------

Commercial Services                                   4,856.5       4,165.1       691.4        16.6
Business Credit                                       3,393.0       2,837.0       556.0        19.6
                                                    ---------     ---------   ---------   ---------
    Total Commercial Finance Segment                  8,249.5       7,002.1     1,247.4        17.8
                                                    ---------     ---------   ---------   ---------
    Total Commercial Segments                        38,676.0      35,687.7     2,988.3         8.4
                                                    ---------     ---------   ---------   ---------

Home equity                                           2,539.9       2,215.4       324.5        14.6
Manufactured housing                                  1,755.6       1,666.9        88.7         5.3
Recreational vehicles                                   547.6         361.2       186.4        51.6
Liquidating portfolio (3)                               316.9         462.8      (145.9)      (31.5)
                                                    ---------     ---------   ---------   ---------
    Total Consumer Segment                            5,160.0       4,706.3       453.7         9.6
                                                    ---------     ---------   ---------   ---------
    TOTAL FINANCING AND LEASING
        PORTFOLIO ASSETS                             43,836.0      40,394.0     3,442.0         8.5
                                                    ---------     ---------   ---------   ---------

Finance receivables previously securitized
  Commercial                                          8,650.5       8,471.5       179.0         2.1
  Consumer                                            1,662.5       1,987.0      (324.5)      (16.3)
  Consumer liquidating portfolio (3)                    480.1         580.8      (100.7)      (17.3)
                                                    ---------     ---------   ---------   ---------
    Total                                            10,793.1      11,039.3      (246.2)       (2.2)
                                                    ---------     ---------   ---------   ---------

    TOTAL MANAGED ASSETS                            $54,629.1     $51,433.3   $ 3,195.8         6.2%
                                                    =========     =========   =========   =========

--------------------------------------------------------------------------------
(1) During the third quarter of 2000, we transferred approximately $1.7 billion of finance receivables and $1.0 billion of operating lease equipment from Vendor Technology Finance to Equipment Financing.

(2) Consists primarily of ocean going maritime and project finance. Capital Finance discontinued marketing to these sectors in 1997.

(3) In 1999, we decided to exit the recreational boat and wholesale loan product lines.

CONCENTRATIONS

Financing and Leasing Assets Composition

Our ten largest financing and leasing asset accounts at September 30, 2000 in the aggregate accounted for 3.7% of total financing and leasing assets, all of which are commercial accounts secured by equipment, accounts receivable or inventories.

Geographic Composition

The following table presents financing and leasing assets by customer location.

--------------------------------------------------------------------------------

                           At September 30, 2000          At December 31, 1999*
                           ----------------------        -----------------------
                             Amount       Percent         Amount        Percent
                           ---------      -------        ---------     ---------
                                          (Dollars in Millions)
United States
    Northeast              $ 9,218.9        21.0%        $ 8,257.2         20.5%
    West                     8,524.7        19.5           7,594.0         18.8
    Midwest                  7,776.0        17.7           7,042.7         17.4
    Southeast                6,239.4        14.2           5,380.5         13.3
    Southwest                4,985.6        11.4           4,426.1         11.0
                           ---------       -----         ---------        -----
  Total United States       36,744.6        83.8          32,700.5         81.0
                           ---------       -----         ---------        -----

Foreign
    Canada                   2,328.9         5.3           2,797.5          6.9
    All other                4,762.5        10.9           4,896.0         12.1
                           ---------       -----         ---------        -----
  Total                    $43,836.0       100.0%        $40,394.0        100.0%
                           =========       =====         =========        =====

--------------------------------------------------------------------------------
* Certain December 31, 1999 balances have been conformed to the current period presentation.

Our managed asset geographic diversity does not differ significantly from our owned asset geographic diversity.

Our financing and leasing asset portfolio in the United States is diversified by state. At September 30, 2000, with the exception of California (10.8%), Texas (8.1%), and New York (6.8%), no state represented more than 4.8% of financing and leasing assets. Our managed asset geographic composition did not significantly differ from our December 31, 1999 managed asset geographic composition.

Financing and leasing assets to foreign obligors totaled $7.1 billion at September 30, 2000. Following Canada, $2.3 billion (5.3% of financing and leasing assets), the largest foreign exposures were England, $1.2 billion (2.7%), and Australia, $389.3 million (0.9%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than 0.8% of financing and leasing assets.

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

Industry Composition

The following table presents financing and leasing assets by the major industry class of the customer.

--------------------------------------------------------------------------------

                                      At September 30, 2000           At December 31, 1999(4)
                                    ------------------------         ------------------------
                                      Amount        Percent            Amount        Percent
                                    ---------      ---------         ---------      ---------
                                                      (Dollars in Millions)
Manufacturing (1)
    (none greater than 3.1%)        $ 8,908.8           20.3%        $ 8,566.5           21.2%
Retail (2)                            4,701.0           10.7           4,032.0           10.0
Transportation (3)                    3,634.5            8.3           3,348.2            8.3
Commercial airlines                   3,285.4            7.5           3,091.2            7.7
Construction equipment                2,783.0            6.4           2,697.0            6.7
Home mortgage                         2,539.9            5.8           2,215.4            5.5
Service industries                    1,854.4            4.2           1,768.1            4.4
Manufactured housing                  1,755.6            4.0           1,666.9            4.1
Healthcare industries                 1,400.0            3.2             867.4            2.1
Wholesaling                           1,314.4            3.0           1,303.6            3.2
Other (none greater than 2.6%)       11,659.0           26.6          10,837.7           26.8
                                    ---------          -----         ---------          -----
  Total                             $43,836.0          100.0%        $40,394.0          100.0%
                                    =========          =====         =========          =====

--------------------------------------------------------------------------------
(1) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products, and other industries.

(2)   Includes retailers of apparel (4.5%) and general merchandise (2.6%).

(3) Includes rail, bus, and over-the-road trucking industries, and business aircraft.

(4) Certain December 31, 1999 balances have been conformed to the current period presentation.

LIQUIDITY RISK MANAGEMENT

Liquidity risk refers to the risk of CIT being unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding. The primary funding sources are commercial paper (U.S., Canada and Australia), medium-term notes (U.S., Canada and Europe) and asset-backed securities (U.S. and Canada). During the quarter, we issued $1.4 billion of variable rate term debt and $1.0 billion of fixed rate term debt. Consistent with our prior practice, a portion of the variable rate debt was effectively converted into fixed rate debt via interest rate swaps for asset liability management reasons. We also maintain committed bank lines of credit aggregating $8.4 billion to provide backstop support of commercial paper borrowings and approximately $212 million of local bank lines to support our international operations. Additional sources of liquidity are loan and lease payments from customers and whole-loan sales, syndications and asset-backed receivable conduits. At September 30, 2000, $11.9 billion of registered, but unissued, debt securities remained available under shelf registration statements, including $2.0 billion of European Medium-Term Notes.

To ensure uninterrupted access to capital, at October 31, 2000, we maintained strong investment grade ratings as outlined below:

--------------------------------------------------------------------------------

                                            Short Term                Long Term
                                            ----------                ---------
Moody's                                         P-1                      A1
Standard & Poor's                               A-1                      A+
Fitch                                           F-1                      A+
Dominion Bond Rating Service                 R-1 (mid)                 A (mid)

--------------------------------------------------------------------------------

As part of our continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, general equipment finance receivables of $2,925.0 million were securitized ($1,331.3 million in the third quarter) during the first three quarters of 2000. At September 30, 2000, we had $2.5 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability. Among the target ratios are commercial paper as a percentage of total debt and committed bank line coverage of outstanding commercial paper.

CAPITALIZATION

The following table presents information regarding our capital structure.

--------------------------------------------------------------------------------

                                              At September 30,   At December 31,
                                                   2000               1999
                                                ----------         ----------
                                                    (Dollars in Millions)

Commercial paper                                $  9,292.3         $  8,974.0
Term debt                                         28,507.6           26,399.5
Company-obligated mandatorily
    redeemable preferred
    securities of subsidiary
    trust holding solely
    debentures of the Company                        250.0              250.0
Stockholders' equity                               5,858.9            5,554.4
                                                ----------         ----------
  Total capitalization                            43,908.8           41,177.9
Goodwill                                           1,987.1            1,850.5
                                                ----------         ----------
  Total tangible capitalization                 $ 41,921.7         $ 39,327.4
                                                ==========         ==========

Tangible stockholders' equity
    and Company-obligated
    mandatorily  redeemable
    preferred securities of
    subsidiary trust holding
    solely debentures of the
    Company to managed assets                         7.55%              7.84%
Total debt (excluding overnight
    deposits) to tangible
    stockholders' equity and
    Company-obligated mandatorily
    redeemable preferred securities
    of subsidiary trust holding
    solely debentures of the
    Company                                          9.09x              8.75x
Total debt (excluding overnight
    deposits) to stockholders'
    equity and Company-obligated
    mandatorily redeemable preferred
    securities of subsidiary trust
    holding solely debentures of
    the Company                                      6.13x              5.96x

--------------------------------------------------------------------------------

In the first nine months of 2000, we disposed of approximately $900 million of non-strategic assets to reduce leveraged and improve returns. This process of evaluating low return and non-strategic businesses across CIT will continue.

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data.

--------------------------------------------------------------------------------

                                                     For the Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                       2000             1999
                                                    ----------       ----------
Finance income (1)                                       12.56%            9.50%
Interest expense (1)                                      5.90             4.78
                                                    ----------       ----------
   Net finance income                                     6.66             4.72
Depreciation on operating lease equipment                 3.09             1.02
                                                    ----------       ----------
   Net finance margin                                     3.57             3.70
Other revenue                                             2.30             1.27
                                                    ----------       ----------
   Operating revenue                                      5.87             4.97
                                                    ----------       ----------
Salaries and general operating expenses                   2.57             1.86
Provision for credit losses                               0.63             0.44
Goodwill amortization                                     0.21             0.08
Minority interest in subsidiary trust
   holding solely debentures of the Company               0.05             0.08
                                                    ----------       ----------
   Operating expenses                                     3.46             2.46
                                                    ----------       ----------
   Income before provision for income taxes               2.41             2.51
Provision for income taxes                                0.91             0.87
                                                    ----------       ----------
   Net income                                             1.50%            1.64%
                                                    ==========       ==========

Average earning assets (dollars in millions)        $ 40,267.4       $ 23,213.9
                                                    ==========       ==========

--------------------------------------------------------------------------------
(1) Excludes interest income and interest expense relating to short-term interest-bearing deposits.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

      (b)   Exhibit 27 - Financial Data Schedule.

      (c) A Form 8-K report dated July 27, 2000 was filed with the Commission reporting the Company's announcement of financial results for the quarter ended June 30, 2000, and the declaration of a quarterly dividend for the quarter ended June 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    The CIT Group, Inc.
                                           -------------------------------------
                                                       (Registrant)

                                       BY             /s/ J.M. Leone
                                           -------------------------------------
                                                        J.M. Leone
                                               Executive Vice President and
                                                  Chief Financial Officer
                                              (duly authorized and principal
                                                    Accounting officer)

DATE: November 14, 2000