Form 10-K
period 2000-12-31
CIT GROUP INC
filed 2001-03-29
CIK 20388

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   ----------

                                    Form 10-K

                                   ----------

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (212) 536-1390

                                   ----------

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                         which registered
-------------------                                     ------------------------
Common Stock, par value $0.01 per share .............   New York Stock Exchange
                                                        Toronto Stock Exchange

5 7/8% Notes due October 15, 2008 ...................   New York Stock Exchange

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock including Exhangeable Shares held by non-affiliates of the registrant, based on the most recent New York Stock Exchange Composite Transaction closing price of the Common Stock ($23.10 per share), which occurred on February 28, 2001, was $3,059,674,418. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant. At February 28, 2001, 262,212,301 shares of CIT's Common Stock including Exchangeable Shares, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by Reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                      None

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

Form 10-K
 Item No.                         Name of Item                              Page
---------                         ------------                              ----

                                     Part I

Item 1.  Business ........................................................    1
           Overview ......................................................    1
           First Quarter 2001 Business Unit Transfers ....................    8
           Common Stock ..................................................    8
           Securitization Program ........................................    8
           Industry Concentration ........................................    9
           Competition ...................................................    9
           Regulation ....................................................    9
Item 2.  Properties ......................................................    10
Item 3.  Legal Proceedings ...............................................    10
Item 4.  Submission of Matters to a Vote of Security Holders .............    10

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters ...........................................    11
Item 6.  Selected Financial Data .........................................    12
Item 7.  Management's Discussion and Analysis of Financial
and        Condition and Results of Operations ...........................    14
Item 7A. Quantitative and Qualitative Disclosure about Market Risk .......    14
Item 8.  Financial Statements and Supplementary Data .....................    30
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ...........................    61

                                    Part III

Item 10. Directors and Executive Officers of the Registrant ..............    62
Item 11. Executive Compensation ..........................................    62
Item 12. Security Ownership of Certain Beneficial Owners
           and Management ................................................    62
Item 13. Certain Relationships and Related Transactions ..................    62

                                     Part IV

Item 14. Exhibits, Financial Statement Schedule and
           Reports on Form 8-K ...........................................    63

Forward-Looking Statements

      Certain statements contained in this filing are forward-looking statements
concerning  our  operations,   economic  performance  and  financial  condition.
Forward-looking statements are included, for example, in the discussions about:

      o     our liquidity risk management,
      o     our credit risk management,
      o     our asset/liability risk management,
      o     our capital, leverage and credit ratings,
      o     our operational and legal risks, and
      o     how we may be affected by legal proceedings.

      These statements involve risks and uncertainties that may be difficult to predict. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

      o     risks of economic slowdown or downturn,
      o     industry cycles and trends,
      o     risks inherent in changes in market interest rates,
      o     funding opportunities and borrowing costs,
      o changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets,
      o uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,
      o     adequacy of reserves for credit losses,
      o risks associated with the value and recoverability of leased equipment and lease residual values,
      o changes in regulations governing our business and operations or permissible activities, and
      o     changes in competitive factors.

                                     PART I

Item 1. Business

OVERVIEW

      The  CIT  Group,   Inc.,   ("we,"  "our,"  "us,"  or  "CIT"),  a  Delaware
corporation, is a leading global source of financing and leasing capital for companies in more than 30 industries, including many of today's leading industries and emerging businesses, offering vendor, equipment, commercial, factoring, consumer, and structured financing capabilities. We had $54.9 billion of managed assets and $6.0 billion of stockholders' equity at December 31, 2000. Our principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and our telephone number is (212) 536-1390. CIT became a public company in November 1997 in an initial public offering ("IPO"). At December 31, 2000, The Dai-Ichi Kangyo Bank, Limited ("DKB") owned approximately 27% of the outstanding stock (including the exchangeable shares). We commenced operations in 1908 and have developed a broad array of "franchise" businesses that focus on specific industries, asset types and markets, which are balanced by client, industry and geographic diversification. Our size, scope and diversification were significantly expanded in November 1999, when we acquired Newcourt Credit Group Inc. ("Newcourt").

      On March 13, 2001, Tyco International Ltd. (NYSE: TYC), a diversified manufacturing and service company, and CIT announced a definitive agreement whereby Tyco will acquire CIT. As part of this transaction, Tyco has entered into a purchase agreement with DKB for their approximate 27% interest, or 71 million shares, at a price of $35.02, in cash, per CIT share. The remaining shareholders will receive 0.6907 Tyco shares for each share of CIT in a tax-free, stock-for-stock exchange. The transaction, which is expected to close during the third quarter of 2001, is valued at $35.02 per share to CIT shareholders, or approximately $9.2 billion, based on Tyco's March 12, 2001 closing stock price.

      The financial data in this section reflects the five business segments that comprise CIT, as follows:

      Commercial Segments:

      o     Equipment Financing and Leasing

      o     Vendor Technology Finance

      o     Commercial Finance

      o     Structured Finance

      Consumer Segment:

      o     Consumer

      Certain segments conduct their operations through strategic business units that market their products and services to satisfy the financing needs of specific customers, industries, vendors/manufacturers, and markets. Our business segments are described in greater detail in the following pages.

Commercial Segments

      Our commercial operations are diverse and provide a wide range of financing and leasing products to small, midsize and larger companies across a wide variety of industries, including: manufacturing, retailing, transportation, aerospace, construction and various service related industries. The secured lending, leasing and factoring products of our commercial operations include direct loans and leases, operating leases, leveraged and single investor leases, secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing, debtor-in-possession and turnaround financing, and acquisition and expansion financing.

      The following table sets forth the managed assets of our commercial operations at December 31 for each of the years in the five-year period ended December 31, 2000. At December 31, 2000, our commercial segments represented 88.1% and 86.8% of consolidated financing and leasing assets and total managed assets, respectively. In addition to on-balance sheet finance receivables, operating lease equipment, finance receivables held for sale, and certain investments, managed assets include finance receivables previously securitized and still managed by us.

Commercial Segments                                                       December 31,
-------------------------------------------   -------------------------------------------------------------------
Dollars in Millions                              2000           1999          1998          1997           1996
                                              ---------      ---------     ---------     ---------      ---------
Equipment Financing and Leasing ...........   $20,078.0      $17,016.7     $13,367.0     $11,709.7      $11,321.6
Vendor Technology Finance .................     8,121.0        9,597.7            --            --             --
Commercial Finance ........................     7,693.7        7,002.1       4,996.2       4,250.8        3,838.1
Structured Finance ........................     2,691.9        2,071.2          81.9            --             --
                                              ---------      ---------     ---------     ---------      ---------
  Total financing and leasing assets ......    38,584.6       35,687.7      18,445.1      15,960.5       15,159.7
Finance receivables previously
  securitized and still managed
  by us ...................................     9,075.9        8,471.5            --            --             --
                                              ---------      ---------     ---------     ---------      ---------
Total managed assets ......................   $47,660.5      $44,159.2     $18,445.1     $15,960.5      $15,159.7
                                              =========      =========     =========     =========      =========

      The table above reflects various asset transfers among our business units in connection with our integration and profitability improvement initiatives. Commercial transactions are generated through direct calling efforts with borrowers, lessees, equipment end-users, vendors, manufacturers and distributors and through referral sources and other intermediaries. In addition, our strategic business units jointly structure certain transactions and refer or cross-sell transactions to other CIT units to best meet our customers' overall financing needs. Our marketing efforts are supplemented by the Multi-National Marketing Group, which promotes our products to the U.S. subsidiaries of foreign corporations in need of asset-based financing, developing business through referrals from DKB and through direct calling efforts. We also buy and sell participations in and syndications of finance receivables and/or lines of credit. In addition, from time to time in the normal course of business, we purchase finance receivables in bulk to supplement our originations and sell select finance receivables and equipment under operating leases for risk and other balance sheet management purposes, or to improve profitability.

Equipment Financing and Leasing Segment

      Our Equipment Financing and Leasing operations had total financing and leasing assets of $20.1 billion at December 31, 2000, representing 45.9% of total financing and leasing assets. On a managed basis, Equipment Financing and Leasing totaled $26.5 billion or 48.2% of total managed assets. We conduct our Equipment Financing and Leasing operations through two strategic business units:

      o Equipment Financing offers secured equipment financing and leasing and focuses on the broad distribution of its products through manufacturers, dealers/distributors, intermediaries and direct calling efforts primarily in manufacturing, construction, transportation, food services/stores and other industries.

      o Capital Finance offers secured equipment financing and leasing by directly marketing customized transactions, particularly operating leases of commercial aircraft and rail equipment.

      Equipment Financing and Capital Finance personnel have extensive expertise in managing equipment over its full life cycle, including purchasing new equipment, maintaining and repairing equipment, estimating residual values and re-marketing via re-leasing or selling equipment. Equipment Financing's and Capital Finance's equipment and industry expertise enables them to effectively manage residual value risk. For example, Capital Finance can repossess commercial aircraft, if necessary, obtain any required maintenance and repairs for such aircraft, and recertify such aircraft with appropriate authorities. We manage the equipment, residual value, and the risk of equipment remaining idle for extended periods of time and where appropriate, we locate alternative equipment users or purchasers. For each year in the period 1996 through 2000, Equipment Financing and Capital Finance have realized in excess of 100% of the aggregate booked residual values in connection with their equipment sales.

The following table sets forth the managed assets of our Equipment Financing and Leasing segment at December 31 for each of the years in the five-year period ended December 31, 2000.

Equipment Financing and Leasing                                           December 31,
-------------------------------------------   -------------------------------------------------------------------
Dollars in Millions                             2000          1999           1998          1997           1996
                                              ---------      ---------     ---------     ---------      ---------
Finance receivables .......................   $14,202.7      $12,999.6     $10,592.9     $ 9,804.1      $ 9,919.5
Operating lease equipment, net ............     5,875.3        4,017.1       2,774.1       1,905.6        1,402.1
                                              ---------      ---------     ---------     ---------      ---------
  Total financing and leasing assets ......    20,078.0       17,016.7      13,367.0      11,709.7       11,321.6
Finance receivables previously
  securitized and still managed
  by us ...................................     6,387.2        2,189.4            --            --             --
                                              ---------      ---------     ---------     ---------      ---------
Total managed assets ......................   $26,465.2      $19,206.1     $13,367.0     $11,709.7      $11,321.6
                                              =========      =========     =========     =========      =========

      During 2000, certain transfers were completed to better align marketing and risk management efforts, to further improve operating efficiencies, and to implement a more uniform North American strategy. These transfers are detailed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, under "Financing and Leasing Assets", and were in large part the reason for the increase in managed assets, in 2000, for Equipment Financing and Leasing.

Equipment Financing

      Equipment Financing is the largest of our strategic business units with total financing and leasing assets of $14.4 billion at December 31, 2000, representing 33.0% of our total financing and leasing assets. On a managed asset basis, Equipment Financing represents $20.8 billion or 37.9% of total managed assets. Equipment Financing offers secured equipment financing and leasing products, including loans, leases, wholesale and retail financing for distributors and manufacturers, loans guaranteed by the U.S. Small Business Administration, operating leases, sale and leaseback arrangements, portfolio acquisitions, municipal leases, revolving lines of credit and in-house syndication capabilities.

      Equipment  Financing is a diversified,  middle market,  secured  equipment lender that has a global presence, with strong North American marketing coverage. At December 31, 2000, its portfolio included significant financing and leasing assets to customers in a number of different industries, with manufacturing being the largest as a percentage of financing and leasing assets, followed by construction and transportation.

      Products are originated through direct calling on customers and through relationships with manufacturers, dealers, distributors and intermediaries that have leading or significant marketing positions in their respective industries. This provides Equipment Financing with efficient access to equipment end-users in many industries across a variety of equipment types.

      The following table sets forth the managed assets of Equipment Financing at December 31 for each of the years in the five-year period ended December 31, 2000.

Equipment Financing                                                       December 31,
-------------------------------------------   -------------------------------------------------------------------
Dollars in Millions                             2000          1999           1998          1997           1996
                                              ---------      ---------     ---------     ---------      ---------
Finance receivables .......................   $12,153.7      $10,899.3      $8,497.6      $7,403.4       $5,616.8
Operating lease equipment, net ............     2,280.7        1,066.2         765.1         623.8          426.6
                                              ---------      ---------      --------      --------       --------
  Total financing and leasing assets ......    14,434.4       11,965.5       9,262.7       8,027.2        6,043.4
Finance receivables previously
  securitized and still managed
  by us ...................................     6,387.2        2,189.4            --            --             --
                                              ---------      ---------      --------      --------       --------
Total managed assets ......................   $20,821.6      $14,154.9      $9,262.7      $8,027.2       $6,043.4
                                              =========      =========      ========      ========       ========

Capital Finance

      Capital Finance had financing and leasing assets of $5.6 billion at December 31, 2000, which represented 12.9% of our total financing and leasing assets and 10.3% of managed assets. Capital Finance specializes in providing customized leasing and secured financing primarily to end-users of commercial aircraft and railcars, including operating leases, single investor leases, equity portions of leveraged leases, sale and leaseback arrangements, as well as loans secured by equipment. Typical Capital Finance customers are middle-market to larger-sized companies. New business is generated through direct calling efforts supplemented with transactions introduced by intermediaries and other referral sources.

      Capital Finance has provided financing to commercial airlines for over 30 years. The Capital Finance aerospace portfolio includes most of the leading U.S. and foreign commercial airlines, with the fleet approaching 300 aircraft, most of which are 10 years old or less. Capital Finance has developed strong direct relationships with most major airlines and all major aircraft and aircraft engine manufacturers. This provides Capital Finance with access to technical information, which enhances customer service, and provides opportunities to finance new business. During 2000 and 1999, we entered into agreements with both Airbus Industrie and the Boeing Company to purchase a total of 88 aircraft, with options to acquire additional units. Deliveries of these new aircraft, which are scheduled to take place over a five-year period, started in the fourth quarter of 2000. All aircraft scheduled for delivery through 2001 have been placed on lease, with other customers already in place for 2002 and 2003 deliveries.

      Capital Finance has over 25 years experience in financing the rail industry, contributing to its knowledge of asset values, industry trends, product structuring and customer needs. Capital Finance has a dedicated rail equipment group, maintains relationships with several leading railcar manufacturers, and has a significant direct calling effort on all railroads and rail shippers in the United States. The Capital Finance rail portfolio includes all of the U.S. and Canadian Class I railroads and numerous shippers. The operating lease fleet includes primarily covered hopper cars used to ship grain and agricultural products, plastic pellets and cement; gondola cars for coal, steel coil and mill service; open hopper cars for coal and aggregates; center beam flat cars for lumber; and boxcars for paper and auto parts. Capital Finance also has a fleet of locomotives on lease to U.S. railroads. Railcars total in excess of 45,000, with approximately 78% less than 6 years old. In addition, the rail portfolio also includes over 400 locomotives.

      The following table sets forth the financing and leasing assets of Capital Finance at December 31 for each of the years in the five-year period ended December 31, 2000.

Capital Finance                                                            December 31,
-------------------------------------------    ------------------------------------------------------------------
Dollars in Millions                              2000           1999          1998          1997           1996
                                               --------       --------      --------      --------       --------
Finance receivables .......................    $2,049.0       $2,100.3      $2,095.3      $2,400.7       $4,302.7
Operating lease equipment, net ............     3,594.6        2,950.9       2,009.0       1,281.8          975.5
                                               --------       --------      --------      --------       --------
  Total financing and leasing
    assets ................................    $5,643.6       $5,051.2      $4,104.3      $3,682.5       $5,278.2
                                               ========       ========      ========      ========       ========

Vendor Technology Finance Segment

      Vendor Technology Finance was realigned following our Newcourt acquisition. The financing and leasing assets of Vendor Technology Finance ("VTF") totaled $8.1 billion and comprised 18.5% of our total financing and leasing assets at December 31, 2000. On a managed asset basis, VTF totaled $10.8 billion or 19.7% of total managed assets. VTF customers range from small-market businesses and consumers to larger-sized companies. VTF operates globally through operations in the United States, Canada, Europe, Latin America, Asia, and Australia, and serves many industries, including a wide range of manufacturers. This international platform provides a global presence to attract and retain large, sales oriented corporate vendor partners through traditional vendor finance programs, joint ventures and profit sharing arrangements.

      VTF builds alliances with industry-leading equipment vendors, including manufacturers, dealers and distributors, to deliver customized asset-based sales and financing solutions in a wide array of vendor programs. These alliances allow our vendor partners to better utilize core competencies, reduce capital needs and drive incremental sales volume. VTF offers credit financing to the manufacturer's customers for the purchase or lease of the manufacturer's products, while also offering enhanced sales tools to manufacturers and vendors, such as asset management services, efficient loan processing, and real-time credit adjudication. By working in partnership with select vendors, VTF is integrated with the vendor's business planning process and product offering systems to improve execution and reduce cycle times. VTF has significant vendor programs in information technology and telecommunications.

      These vendor alliances are characterized by the use of joint ventures, profit sharing and other transaction structures. In the case of joint ventures, VTF and the vendor combine financing activities through a distinct legal entity that is jointly owned. Generally, these arrangements are accounted for on an equity basis, with profits and losses distributed according to the joint venture agreement. Additionally, VTF generally purchases finance receivables originated by the joint venture entities. VTF also utilizes "virtual joint ventures", whereby the assets are originated on VTF's balance sheet, while profits and losses are shared with the vendor. These types of strategic alliances are a key source of business for VTF. New business is also generated through intermediaries and other referral sources, as well as through direct end-user relationships.

      The following table sets forth the managed assets of Vendor Technology Finance at December 31, 2000 and 1999.

Vendor Technology Finance                                      December 31,
----------------------------------------------------     -----------------------
Dollars in Millions                                         2000          1999
                                                         ---------     ---------
Finance receivables ................................     $ 6,864.5     $ 7,488.9
Operating lease equipment, net .....................       1,256.5       2,108.8
                                                         ---------     ---------
  Total financing and leasing assets ...............       8,121.0       9,597.7
Finance receivables previously securitized
  and still managed by us ..........................       2,688.7       6,282.1
                                                         ---------     ---------
Total managed assets ...............................     $10,809.7     $15,879.8
                                                         =========     =========

      During 2000, certain transfers were completed to better align marketing and risk management efforts, to further improve operating efficiencies, and to implement a more uniform North American strategy. These transfers are detailed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, under "Financing and Leasing Assets".

Commercial Finance Segment

      At December 31, 2000, the financing and leasing assets of our Commercial Finance segment totaled $7.7 billion, representing 17.6% of total financing and leasing assets and 14.0% of managed assets. We conduct our Commercial Finance operations through two strategic business units, both of which focus on accounts receivable and inventories as the primary source of security for their lending transactions.

      o Commercial Services provides secured financing as well as factoring and receivable/collection management products to companies in apparel, textile, furniture, home furnishings, and other industries.

      o Business Credit provides secured financing to a full range of borrowers from small to larger-sized companies.

      The following table sets forth the financing and leasing assets of Commercial Finance at December 31 for each of the years in the five-year period ended December 31, 2000.

Commercial Finance                                                    December 31,
-------------------------------------------    ------------------------------------------------------------------
Dollars in Millions                              2000           1999          1998          1997           1996
                                               --------       --------      --------      --------       --------
Commercial Services .......................    $4,277.9       $4,165.1      $2,481.8      $2,113.1       $1,804.7
Business Credit ...........................     3,415.8        2,837.0       2,514.4       2,137.7        2,033.4
                                               --------       --------      --------      --------       --------
  Total financing and leasing assets ......    $7,693.7       $7,002.1      $4,996.2      $4,250.8       $3,838.1
                                               ========       ========      ========      ========       ========

      In 1999, Commercial Services completed the acquisitions of certain domestic assets, which added in excess of $1.5 billion in financing and leasing assets.

Commercial Services

      Commercial Services had total financing and leasing assets of $4.3 billion at December 31, 2000, which represented 9.8% of our total financing and leasing assets and 7.8% of managed assets. Commercial Services offers a full range of domestic and international customized credit protection, lending and outsourcing services that include working capital and term loans, factoring, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing and letter of credit programs.

      Financing  is  provided  to  clients  through  the  purchase  of  accounts receivable owed to clients by their customers, as well as by guaranteeing amounts due under letters of credit issued to the clients' suppliers, which are collateralized by accounts receivable and other assets. The purchase of accounts receivable is traditionally known as "factoring" and results in the payment by the client of a factoring fee which is commensurate with the underlying degree of credit risk and recourse, and which is generally a percentage of the factored receivables or sales volume. When Commercial Services "factors" (i.e., purchases) a customer invoice from a client, it records the customer receivable as an asset and also establishes a liability for the funds due to the client ("credit balances of factoring clients"). Commercial Services also may advance funds to its clients prior to collection of receivables, typically in an amount up to 80% of eligible accounts receivable (as defined for that transaction), charging interest on such advances (in addition to any factoring fees) and satisfying such advances from receivables collections.

      Clients use Commercial Services' products and services for various purposes, including improving cash flow, mitigating or reducing the risk of charge-offs, increasing sales and improving management information. Further, with the TotalSourceSM product, clients can outsource bookkeeping, collection and other receivable processing activities. These services are attractive to industries outside the typical factoring markets, providing growth opportunities for Commercial Services.

      Commercial Services generates business regionally from a variety of sources, including direct calling efforts and referrals from existing clients and other sources. Additionally, acquisitions have played a large role in the growth of Commercial Services.

Business Credit

      Financing and leasing assets of Business Credit totaled $3.4 billion at December 31, 2000 and represented 7.8% of our total financing and leasing assets and 6.2% of managed assets. Business Credit offers revolving and term loans secured by accounts receivable, inventories and fixed assets to smaller through larger-sized companies. Clients use such loans primarily for working capital, growth, expansion, acquisitions, refinancings and debtor-in-possession, reorganization and restructurings, and turnaround financings. Business Credit sells and purchases participation interests in such loans to and from other lenders.

      Through its variable interest rate senior revolving and term loan products, Business Credit meets its customers' financing needs for working capital, growth, acquisition and other financing situations otherwise not met through bank or other unsecured financing alternatives. Business Credit typically structures financings on a fully secured basis, though, from time to time, it may look to a customer's cash flow to support a portion of the credit facility. Revolving and term loans are made on a variable interest rate basis based on published indexes, such as LIBOR or a prime rate of interest.

      Business is originated through direct calling efforts and intermediary and referral sources, as well as through sales and regional offices. Business Credit has focused on increasing the proportion of direct business origination to improve its ability to capture or retain refinancing opportunities and to enhance finance income. Business Credit has developed long-term relationships with selected finance companies, banks and other lenders and with many diversified referral sources. Business Credit recently formed a joint venture with a leading Canadian bank to originate flow business, which is outside of that bank's standard product offerings.

Structured Finance Segment

      Structured Finance had financing and leasing assets of $2.7 billion, comprising 6.1% of our total financing and leasing assets and 4.9% of managed assets at December 31, 2000. Structured Finance operates internationally through operations in the United States, Canada, and Europe. Structured Finance provides specialized investment banking services to the international corporate finance and institutional finance markets by providing asset-based financing for large ticket asset acquisitions and project financing and related advisory services to equipment manufacturers, corporate clients, regional airlines, governments and public sector agencies. Communications, transportation, and the power and utilities sectors are among the industries that Structured Finance serves. Similar to Vendor Technology Finance, Structured Finance was realigned following the 1999 acquisition of Newcourt.

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

      During 2000, certain transfers were completed to better align marketing and risk management efforts, to further improve operating efficiencies, and to implement a more uniform North American strategy. These transfers are detailed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, under "Financing and Leasing Assets". Equity Investments and its subsidiary Venture Capital (together "Equity Investments") were also moved to Structured Finance. Structured Finance and Equity Investments continue to originate and purchase private equity and equity-related securities, arrange transaction financing and participate in merger and acquisition transactions. Equity Investments has investments in emerging growth enterprises in selected industries, including the information technology, communications, life science and consumer products industries.

      The following table sets forth the financing and leasing assets of Structured Finance at December 31, 2000 and 1999.

Structured Finance                                            December 31,
----------------------------------------------------     -----------------------
Dollars in Millions                                        2000           1999
                                                         --------       --------
Finance receivables ................................     $2,347.3       $1,933.9
Operating lease equipment, net .....................         58.8             --
Other -- Equity Investments ........................        285.8          137.3
                                                         --------       --------
  Total financing and leasing assets ...............     $2,691.9       $2,071.2
                                                         ========       ========

Consumer Segment

      Our Consumer segment financing and leasing assets totaled $5.2 billion at December 31, 2000, representing 11.9% of total financing and leasing assets. Total Consumer managed assets were $7.2 billion, representing 13.2% of our total managed assets.

      Our consumer business is focused primarily on home equity lending and on retail sales financing secured by recreational vehicles and manufactured housing. As a part of an ongoing strategy to maximize the value of our origination network and to improve overall profitability, the Consumer unit sells individual loans and portfolios of loans to banks, thrifts and other originators of consumer loans. The unit also provides contract servicing for securitization trusts and other third parties through a centralized Asset Service Center.

      The following table sets forth the managed assets of our Consumer segment at December 31 for each of the years in the five-year period ended December 31, 2000.

Consumer                                                                   December 31,
-------------------------------------------    ------------------------------------------------------------------
Dollars in Millions                              2000           1999          1998          1997           1996
                                               --------       --------      --------      --------       --------
Financing and leasing assets:
  Home equity .............................    $2,451.7       $2,215.4      $2,244.4      $1,992.3       $2,005.5
  Manufactured housing ....................     1,802.1        1,666.9       1,417.5       1,125.7          790.2
  Recreational vehicles ...................       648.0          361.2         744.0         501.9          510.1
  Liquidating portfolio* ..................       298.2          462.8         848.4         313.1           49.5
                                               --------       --------      --------      --------       --------
Total financing and leasing assets ........     5,200.0        4,706.3       5,254.3       3,933.0        3,355.3
Finance receivables previously
  securitized and still managed
  by us ...................................     2,040.4        2,567.8       2,516.9       2,385.6        1,437.4
                                               --------       --------      --------      --------       --------
Total managed assets ......................    $7,240.4       $7,274.1      $7,771.2      $6,318.6       $4,792.7
                                               ========       ========      ========      ========       ========

----------
* Balances include recreational boat and wholesale loan product lines exited in 1999. Prior year balances have been conformed.

      Our home equity products include both fixed and variable-rate closed-end loans and variable-rate lines of credit. We primarily originate, purchase and service loans secured by first or second liens on detached, single family residential properties. Customers borrow for the purpose of consolidating debts, refinancing an existing mortgage, funding home improvements, paying education expenses and, to a lesser extent, purchasing a home, among other reasons. Consumer primarily originates loans through brokers and correspondents with a high proportion of home equity applications processed electronically over the internet via BrokerEdgeSM using our proprietary systems. Through experienced lending professionals and automation, Consumer provides rapid turnaround time from application to loan funding, a characteristic considered to be critical by its broker relationships. Our underwriting standards reflect a commitment to credit quality, as almost 80% of the portfolio are in a first lien position and the weighted average loan to value ratio at origination is approximately 75%.

      Consumer also provides nationwide retail financing for the purchase of new and used recreational vehicles and manufactured housing. These loans are predominantly originated through recreational vehicle and manufactured housing dealer, manufacturer and broker relationships.

Servicing

      The Asset Service Center centrally services and collects substantially all of our Consumer receivables, including loans originated or purchased by our Consumer segment, as well as loans originated or purchased and subsequently securitized with servicing retained. The servicing portfolio also includes loans owned by third parties that are serviced by our Consumer segment for a fee on a "contract" basis. These third-party portfolios totaled $1.4 billion at December 31, 2000.

FIRST QUARTER 2001 BUSINESS UNIT TRANSFERS

      Certain small-ticket commercial businesses were transferred from Equipment Financing to Consumer. Accordingly, effective January 1, 2001, the Consumer segment was renamed Specialty Finance.

COMMON STOCK

      At December 31, 2000, CIT had 261,897,768 issued and outstanding shares of common stock, including 11,637,709 exchangeable shares of CIT Exchangeco Inc. At December 31, 2000, DKB, our largest shareholder, owned approximately 27% of our outstanding common stock.

      On November 15, 1999, we issued 76,428,304 shares of CIT common stock and 27,577,082 exchangeable shares of CIT Exchangeco Inc. (exchangeable on a one-for-one basis for shares of CIT common stock) under the terms of the Newcourt acquisition. This issuance reflected an exchange ratio of .70 shares of our common stock for each of the 148,536,081 outstanding common shares of Newcourt. Canadian resident holders of Newcourt common shares could elect to receive exchangeable shares issued by CIT Exchangeco in lieu of CIT common stock in order to defer gain or loss recognition on the acquisition for income tax purposes. Prior to the acquisition, we amended our Certificate of Incorporation to rename and combine our Class A Common Stock and Class B Common Stock as Common Stock, which is now the only class of common stock outstanding.

SECURITIZATION PROGRAM

      We fund most of our assets on balance sheet using our access to the commercial paper, medium-term note and capital markets. In an effort to broaden funding sources and to provide an additional source of liquidity, we have in place an array of programs to access both the public and private asset backed securitization markets. Current products utilized in these programs include commercial receivables and leases and consumer loans secured by recreational vehicles and residential real estate. During 2000, we securitized $4.1 billion of financing and leasing assets and the outstanding securitized asset balance at December 31, 2000 was $11.1 billion or 20.2% of our total managed assets. The 1999 Newcourt acquisition provided us with commercial securitization capabilities.

      Under a typical asset backed securitization, we sell a "pool" of secured loans or leases to a special-purpose entity, typically a trust. The special-purpose entity, in turn, issues certificates and/or notes that are collateralized by the pool and entitle the holders thereof to participate in certain pool cash flows. We retain the servicing of the securitized contracts, for which we earn a servicing fee. We also participate in certain "residual" cash flows (cash flows after payment of principal and interest to certificate and/or note holders, servicing fees and other credit related disbursements). At the date of securitization, we estimate the "residual" cash flows to be received over the life of the securitization, record the present value of these cash flows as a retained interest in the securitization (retained interests can include bonds issued by the special-purpose entity, cash reserve accounts on deposit in the special-purpose entity or interest only receivables) and recognize a gain.

      In estimating residual cash flows and the value of the retained interests, we make a variety of financial assumptions, including pool credit losses, prepayment speeds and discount rates. These assumptions are empirically supported by both our historical experience and anticipated trends relative to the particular products securitized. Subsequent to recording the retained interests, we review them quarterly for impairment. These reviews are performed on a disaggregated basis. Fair values of retained interests are calculated utilizing current pool demographics, actual note/certificate outstandings, current and anticipated credit losses, prepayment speeds and discount rates. These revised fair values are then compared to our carrying values. Our retained interests had a carrying value at December 31, 2000 of $840.4 million, including interests in commercial securitized assets of $684.5 million and consumer securitized assets of $155.9 million. Retained interests are subject to credit and prepayment risk. Our interests relating to commercial securitized assets are generally subject to lower prepayment risk because of their contractual terms. These assets are subject to the same credit granting and monitoring processes which are described in the Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the "Credit Risk Management" section.

INDUSTRY CONCENTRATION

      See the "Industry Composition" section of "Concentrations" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

COMPETITION

      Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. Competitors include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, leasing companies, manufacturers and vendors. Substantial financial services networks have been formed by insurance companies and bank holding companies that compete with us. On a local level, community banks and smaller independent finance and mortgage companies are a competitive force. Some competitors have substantial local market positions. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of these competitors are larger than us and may have access to capital at a lower cost than us. Also, our competitors include businesses that are not related to bank holding companies and, accordingly, may engage in activities, for example, short-term equipment rental and servicing, which currently are prohibited to us. Competition has been enhanced in recent years by a strong economy and growing marketplace liquidity; though, in the second half of 2000, the economy slowed, marketplace liquidity tightened and borrowing costs increased. The markets for most of our products are characterized by a large number of competitors. However, with respect to some of our products, competition is more concentrated.

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

REGULATION

      DKB is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act"), and is registered as such with the Board of Governors of the Federal Reserve. Since DKB owns approximately 27% of CIT's outstanding common stock, we are subject to certain provisions of the Act and examination by the Federal Reserve System (the "Federal Reserve"). In general, the Act limits the activities in which a bank holding company and its subsidiaries may engage to those of banking or managing or controlling banks or performing services for their subsidiaries and to continuing activities which the Federal Reserve determined to be "so closely related to banking or managing or controlling banks as to be a proper incident thereto" as of November 11, 1999. Our current principal business activities constitute permissible activities for a non-bank subsidiary of a bank holding company.

      Our operations are subject, in certain instances, to supervision and regulation by state, federal and various foreign governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities, including establishing licensing requirements, if any, in applicable jurisdictions, (ii) establish maximum interest rates, finance charges and other charges, (iii) regulate customers' insurance coverages, (iv) require disclosures to customers, (v) govern secured transactions, (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices, (vii) prohibit discrimination in the extension of credit and administration of loans, and (viii) regulate the use and reporting of information related to a borrower's credit experience. In addition to the foregoing, CIT Online Bank, a Utah industrial loan corporation wholly owned by CIT, is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions.

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

      In addition to being subject to the Act, DKB is subject to Japanese banking laws, regulations, guidelines and orders that affect our permissible activities. We have entered into an agreement with DKB in order to facilitate DKB's compliance with applicable U.S. and Japanese banking laws, and with the regulations, interpretations, policies, guidelines, requests, directives and orders of the applicable regulatory authorities, their staffs or any court (collectively, the "Banking Laws"). That agreement prohibits us from engaging in any new activity or entering into any transaction for which prior approval, notice or filing is required under Banking Laws, unless DKB obtains the required prior approval, gives such prior notice or makes such filings. We are also prohibited from engaging in any activity that would cause DKB, CIT or any affiliate of DKB or CIT to violate any Banking Laws. If, at any time, DKB determines that any of our activities is prohibited by any Banking Law, we are required to take all reasonable steps to cease such activities. Under the terms of that agreement, DKB is responsible for making all determinations as to compliance with applicable Banking Laws.

Item 2. Properties

      The operations of CIT and its subsidiaries are generally conducted in leased office space located in numerous cities and towns throughout the world. Such leased office space is suitable and adequate for our needs and we utilize, or plan to utilize in the foreseeable future, substantially all of our leased office space.

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

Item 4. Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The following table sets forth the high and low last reported sale prices for the Common Stock for the periods indicated.

                                                       2000                     1999                      1998
                                                -------------------      -------------------       -------------------
Common Stock Prices                               High       Low           High       Low            High       Low
-------------------                             --------   --------      --------   --------       --------   --------
First Quarter ...............................   $22 3/16   $13 5/8       $33 7/16   $27 5/8        $33        $29 7/16
Second Quarter ..............................   $19 3/16   $14 7/8       $33 13/16  $27 9/16       $37 1/2    $31 1/4
Third Quarter ...............................   $20 9/16   $15 7/8       $29 5/8    $20 1/16       $36 1/4    $25 3/8
Fourth Quarter ..............................   $20 1/4    $13 5/16      $25 3/8    $17 13/16      $31 13/16  $19 1/8

      Our Common Stock is listed on the New York Stock Exchange and the Toronto Stock Exchange.

      Below are the dividends per share paid during the past three years.

      Dividends Paid                            2000        1999          1998
      --------------                           -------     -------       -------
      First Quarter .........................   $0.10       $0.10         $   *
      Second Quarter ........................    0.10        0.10          0.10
      Third Quarter .........................    0.10        0.10          0.10
      Fourth Quarter ........................    0.10        0.10          0.10
                                                -----       -----         -----
      Year ..................................   $0.40       $0.40         $0.30
                                                =====       =====         =====

----------
*     No dividends were paid to holders of the Common Stock.

      The declaration and payment of dividends by us is evaluated quarterly and is subject to the discretion of the Board of Directors. As of February 15, 2001, there were 19,984 stockholders of CIT, including both record holders and individual participants holding through a registered clearing agency.

Item 6. Selected Financial Data

      The following tables set forth selected consolidated financial information regarding our results of operations and balance sheet. The data presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 8. Financial Statements and Supplementary Data.

                                                                      Years Ended December 31,
                                               -------------------------------------------------------------------
Dollars in Millions, except per share data       2000          1999(2)         1998           1997           1996
                                               --------       --------       --------       --------        ------
Results of Operations
Net finance income .........................   $2,750.7       $1,272.5       $  974.3       $  887.5        $797.9
Net finance margin .........................    1,469.4          917.4          804.8          740.7         676.2
Operating revenue ..........................    2,381.4        1,268.2        1,060.2        1,046.5(1)      920.3
Salaries and general operating
   expenses ................................    1,035.2          516.0          407.7          420.0         385.3
Provision for credit losses ................      255.2          110.3           99.4          113.7         111.4
Goodwill amortization ......................       86.3           25.7           10.1            8.4           7.8
Net income .................................      611.6          389.4          338.8          310.1         260.1
Net income per diluted share ...............       2.33           2.22           2.08           1.95          1.64

                                                                         At December 31,
                                               -------------------------------------------------------------------
Dollars in Millions                              2000         1999(2)         1998           1997           1996
                                               ---------     ---------      ---------      ---------     ---------
Balance Sheet Data
Finance receivables:
  Commercial ...............................   $29,304.0     $27,119.2      $15,589.1      $14,054.9     $13,757.6
  Consumer .................................     4,193.5       3,887.9        4,266.9        3,664.8       3,239.0
                                               ---------     ---------      ---------      ---------     ---------
Total finance receivables ..................    33,497.5      31,007.1       19,856.0       17,719.7      16,996.6
Reserve for credit losses ..................       468.5         446.9          263.7          235.6         220.8
Operating lease equipment, net .............     7,190.6       6,125.9        2,774.1        1,905.6       1,402.1
Goodwill ...................................     1,964.6       1,850.5          216.5          134.6         129.5
Total assets ...............................    48,689.8      45,081.1       24,303.1       20,464.1      18,932.5
Commercial paper ...........................     9,063.5       8,974.0        6,144.1        5,559.6       5,827.0
Variable-rate senior notes .................    11,130.5       7,147.2        4,275.0        2,861.5       3,717.5
Fixed-rate senior notes ....................    17,571.1      19,052.3        8,032.3        6,593.8       4,761.2
Subordinated fixed-rate notes ..............       200.0         200.0          200.0          300.0         300.0
Company-obligated mandatorily
   redeemable preferred securities of
   subsidiary trust holding solely
   debentures of the Company ...............       250.0         250.0          250.0          250.0            --
Stockholders' equity .......................     6,007.2       5,554.4        2,701.6        2,432.9       2,075.4

--------------------------------------------------------------------------------
(1) Includes a 1997 gain of $58.0 million on the sale of an equity interest acquired in connection with a loan workout.

(2) Includes results of operations of Newcourt Credit Group Inc. from the November 15, 1999 acquisition date.

                                                                     At or for the Years Ended December 31,
                                                     -------------------------------------------------------------------
                                                       2000           1999           1998           1997         1996
                                                     ---------      ---------      ---------      ---------    ---------
Selected Data and Ratios

Profitability
Net finance income as a percentage
   of average earning
   assets ("AEA")(1) .............................        6.76%          4.97%          4.75%          4.87%        4.82%
Net finance margin as
   a percentage of AEA ...........................        3.61%          3.59%          3.93%          4.06%        4.09%
Return on average
   tangible stockholders' equity(2) ..............        16.0%          14.2%          14.0%          14.6%        14.0%
Return on average
   stockholders' equity ..........................        10.7%          12.0%          13.2%          14.0%(5)     13.0%
Return on AEA ....................................        1.50%          1.52%          1.65%          1.70%(5)     1.57%
Ratio of earnings to fixed charges ...............        1.39x          1.45x          1.49x          1.51x        1.49x
Salaries and general
   operating expenses (excluding
   goodwill amortization)
   as a percentage of average
   managed assets ("AMA")(3) .....................        2.01%          1.75%          1.78%          2.11%(5)     2.18%
Efficiency ratio (excluding
   goodwill amortization)(4) .....................        43.8%          41.3%          39.2%          40.8%(5)     41.9%

Credit Quality
60+ days contractual delinquency
   as a percentage of finance
   receivables ...................................        2.98%          2.71%          1.75%          1.67%        1.72%
Net credit losses as a percentage
   of average finance receivables ................        0.71%          0.42%          0.42%          0.59%        0.62%
Reserve for credit losses as a percentage
   of finance receivables ........................        1.40%          1.44%          1.33%          1.33%        1.30%

Leverage
Total debt (net of overnight deposits)
   to tangible stockholders' equity(2)(6) ........        8.78x          8.75x          6.82x          5.99x        7.49x
Tangible stockholders' equity(2) to
   managed assets ................................         7.8%           7.7%          10.4%          11.4%         9.7%

Other
Total managed assets(7)
   (dollars in millions) .........................   $54,900.9      $51,433.3      $26,216.3      $22,344.9    $20,005.4
Employees ........................................       7,355          8,255          3,230          3,025        2,950

--------------------------------------------------------------------------------
(1) "AEA" means the average of finance receivables, operating lease equipment, finance receivables held for sale and certain investments, less credit balances of factoring clients.

(2)   Tangible stockholders' equity excludes goodwill.

(3) "AMA" means average earning assets plus the average of finance receivables previously securitized and still managed by us.

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

(6) Total debt excludes and stockholders' equity includes Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company.

(7) "Managed assets" include (i) financing and leasing assets, (ii) certain investments and (iii) off-balance sheet finance receivables previously securitized and still managed by us.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         and

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Overview

      For the year ended December 31, 2000, our net income totaled a record $611.6 million, increasing from $389.4 million in 1999 and $338.8 million in 1998. The 2000 earnings represented the thirteenth consecutive increase in our annual earnings, and the tenth consecutive year of record earnings. During the year, we sought to improve CIT's profitability by improving lower return businesses or by identifying lower performing portfolios for sale or liquidation, and by strengthening our pricing discipline. Additionally, the 2000 results reflect growth from 1999 acquisition activities, solid fee and other income generation, as well as considerable expense savings related to operational integrations. The improvements in 1999 over 1998 resulted from stronger revenues from a higher level of financing and leasing assets.

      Earnings per diluted share increased from the preceding year by 5.0% in 2000 and 6.7% in 1999. Earnings per share improved considerably less than the corresponding increases in net income due to 104.0 million shares issued in the acquisition of Newcourt in November 1999. Excluding the impact of goodwill amortization, earnings per diluted share increased from the preceding year by 12.4% in 2000 and by 10.4% in 1999. Return on average tangible stockholders' equity improved to 16.0% in 2000 and 14.2% in 1999 from 14.0% in 1998.

      Information pertaining to 1999 reflects the results of acquired operations from each acquisition date through year end. Segment data reflects the realignment of Vendor Technology Finance and Structured Finance from the prior year Newcourt segment, as reported in the 1999 10-K. In addition, during 2000 we continued to realign businesses and shift assets between business units, as $2,702.2 million of financing and leasing assets and $2,902.2 million of managed assets were transferred from Vendor Technology Finance to Equipment Financing, and a $313.0 million telecommunications portfolio was transferred to Structured Finance from Equipment Financing. These transfers were done to better align marketing and risk management efforts, to further improve operating efficiencies, and to implement a more uniform North American strategy.

      The following table summarizes our net income and related data.

                                                                                 Years Ended December 31,
                                                                            ---------------------------------
                                                                             2000         1999          1998
                                                                            ------       ------        ------
Net income (dollars in millions) ........................................   $611.6       $389.4        $338.8
Earnings per diluted share (EPS) ........................................   $ 2.33       $ 2.22        $ 2.08
Earnings per diluted share excluding goodwill amortization ..............   $ 2.62       $ 2.33        $ 2.11
Return on average stockholders' equity (ROE) ............................     10.7%        12.0%         13.2%
Return on average stockholders' equity excluding
  goodwill amortization .................................................     12.0%        12.6%         13.6%
Return on average tangible stockholders' equity (ROTE) ..................     16.0%        14.2%         14.0%
Return on average earning assets (ROA) ..................................     1.50%        1.52%         1.65%
Return on average earning assets excluding
  goodwill amortization .................................................     1.69%        1.60%         1.70%

      Managed assets totaled $54.9 billion at December 31, 2000, $51.4 billion at December 31, 1999, and $26.2 billion at December 31, 1998, while financing and leasing portfolio assets totaled $43.8 billion, $40.4 billion and $23.7 billion at December 31, 2000, 1999 and 1998, respectively. The increase in both managed and portfolio assets over 1999 reflects increased volume of originations across all business segments, which was dampened by continued pricing discipline and by the sale of over $1 billion of non-strategic assets during the year. For the year 2000, financing and leasing assets grew 8.1% in the commercial segments and 10.5% in the Consumer segment, with a 6.1% increase in finance receivables and a 17.4% increase in operating leases. In the commercial segments, 2000 growth, excluding the effect of the asset transfers, was particularly strong in Structured Finance and Vendor Technology Finance, while our Consumer growth was driven by gains in the recreational vehicle and home equity portfolios. The 1999 increase of 96.2% in managed assets over 1998 reflects primarily the acquisitions made in 1999. The remainder of the 1999 increase reflects strong new business volume, offset by a drop in Consumer assets due to our decision to discontinue and liquidate our recreational boat and wholesale inventory finance portfolios. See "Financing and Leasing Assets" for additional information.

Net Finance Margin

      A comparison of the components of 2000, 1999, and 1998 net finance margin is set forth below.

                                                Years Ended December 31,
                                         -------------------------------------
Dollars in Millions                        2000          1999          1998
                                         ---------     ---------     ---------
Finance income .......................   $ 5,248.4     $ 2,565.9     $ 2,015.1
Interest expense .....................     2,497.7       1,293.4       1,040.8
                                         ---------     ---------     ---------
Net finance income ...................     2,750.7       1,272.5         974.3
Depreciation on operating
  lease equipment ....................     1,281.3         355.1         169.5
                                         ---------     ---------     ---------
Net finance margin ...................   $ 1,469.4     $   917.4     $   804.8
                                         =========     =========     =========
Average earning assets ("AEA") .......   $40,682.5     $25,583.0     $20,495.8
Net finance margin as a % of AEA .....        3.61%         3.59%         3.93%

      Net finance margin increased 60.2% to $1,469.4 million in 2000 from 1999, and 14.0% in 1999 from 1998. The increase in 2000 primarily reflects growth in our loans, leases and operating leases due to acquisitions. The increase in 1999 from 1998 was due to acquisitions and strong internal business generation. As a percentage of AEA, net finance margin was 3.61% in 2000 versus 3.59% and 3.93% in 1999 and 1998, respectively. Net finance margin as a percentage of AEA increased from the prior year in 2000, as wider margins in our businesses acquired in 1999 more than offset the impact of the continued growth in operating leases. The operating leasing business, which generally has lower initial net finance margins than finance receivables, also generates equipment gains, renewal fees and tax depreciation benefits.

      Finance income totaled $5,248.4 million in 2000, $2,565.9 million in 1999 and $2,015.1 million in 1998. As a percentage of AEA, finance income (excluding interest income related to short-term interest-bearing deposits) was 12.69% in 2000, 9.88% in 1999 and 9.69% in 1998. The increase in yield in 2000 and 1999 primarily reflected changes in product mix due to acquisitions and the sale or liquidation of non-strategic, lower yielding assets.

      Interest expense totaled $2,497.7 million in 2000, $1,293.4 million in 1999 and $1,040.8 million in 1998. As a percentage of AEA, interest expense (excluding interest related to short-term interest-bearing deposits and dividends related to preferred capital securities) was 5.92% in 2000, 4.91% in 1999 and 4.94% in 1998, reflecting the impact of prevailing interest rates at the time of the Newcourt acquisition, the rising interest rate environment throughout most of 2000 and wider borrowing spreads over U.S. Treasury rates in 2000. We seek to mitigate interest rate risk by matching the repricing characteristics of our assets with our liabilities, which is in part done through portfolio management and the use of derivative financial instruments, principally interest rate swaps. For further discussion, see "Risk Management."

      The operating lease equipment portfolio was $7.2 billion at December 31, 2000 versus $6.1 billion and $2.8 billion at December 31, 1999 and December 31, 1998, respectively. As a result, depreciation on operating lease equipment increased to $1,281.3 million in 2000, versus $355.1 million and $169.5 million in 1999 and 1998, respectively. As a percentage of average operating leases, depreciation was 19.50%, 9.51%, and 7.66% in 2000, 1999 and 1998, respectively. The increase in 2000 over 1999 reflects the full year impact of the acquired assets, which include smaller ticket and shorter term leases. This more than offsets the impact of an increase in airline and rail assets, with longer depreciable lives, from 1998 to 2000 in the Equipment Financing and Leasing segment.

Other Revenue

      We continue to emphasize growth and diversification of our other "non-spread" revenues to improve overall profitability of CIT. Other revenue improved to $912.0 million during 2000, from $350.8 million during 1999 and $255.4 million during 1998, primarily due to the 1999 acquisition activity, as set forth in the following table.

                                                      Years Ended December 31,
                                                     --------------------------
Dollars in Millions                                   2000      1999      1998
                                                     ------    ------    ------
Fees and other income .........................      $480.9    $161.0    $ 90.7
Factoring commissions .........................       154.7     118.7      95.7
Gains on sales of leasing equipment ...........       113.2      56.4      45.2
Gains on securitizations ......................       109.5      14.7      12.5
Gains on venture capital investments ..........        53.7        --      11.3
                                                     ------    ------    ------
   Total ......................................      $912.0    $350.8    $255.4
                                                     ======    ======    ======

      Included in fees and other income are miscellaneous fees, syndication fees and gains from receivable sales. Receivable sales increased primarily in our Consumer business, reflecting its receivable origination and whole loan sale strategy to maximize the value of our origination network. Miscellaneous fees increased across all commercial segments during 2000; however, the increase is primarily due to the 1999 acquisitions. Fees from syndication activity in the acquired Structured Finance segment also had a significant impact on the year over year increase. Factoring commissions were up due to the 1999 factoring acquisitions. Gains on sales of leasing equipment and securitizations each increased due to higher volumes in 2000. We also benefited from the maturation of certain venture capital investments and a strong IPO market in the early part of the year. The 1999 increase in other revenue from 1998 reflects primarily an increase in factoring commissions, due in part to the two acquisitions completed during the year, syndication fees from the Structured Finance segment and gains recognized on sales of receivables.

Salaries and General Operating Expenses

      Salaries and general  operating  expenses were  $1,035.2  million in 2000,
$516.0 million in 1999, and $407.7 million in 1998. Expenses were up significantly in 2000 due to the prior year acquisitions, with the largest portion of this increase in employee costs and facilities expenses. Integration cost savings exceeded our original forecast of $150 million in annual cost savings from pre-acquisition levels. These cost savings were the result of an integration plan established in connection with the acquisition that identified certain real estate locations for elimination, as well as involuntary employee terminations.

      Our personnel decreased to approximately 7,355 at December 31, 2000 from 8,255 at December 31, 1999 due to integration reductions. This compared to 3,230 at December 31, 1998, reflecting the 1999 acquisitions.

      We manage expenditures using a comprehensive budgetary process. Expenses are monitored closely by business unit management and are reviewed monthly with our senior management. To ensure overall project cost control, an approval and review procedure is in place for major capital expenditures, such as computer equipment and software, including post-implementation evaluations.

      The efficiency ratio and the ratio of salaries and general operating expenses to AMA are two measurements that management uses to monitor productivity. AMA is comprised of average earning assets plus the average of finance receivables previously securitized and still managed by us. These ratios exclude goodwill amortization and are set forth in the following table.

                                                      Years Ended December 31,
                                                     --------------------------
                                                      2000      1999      1998
                                                     ------    ------    ------
Efficiency ratio .................................    43.8%     41.3%     39.2%
Salaries and general operating expenses as
  a percentage of AMA ............................    2.01%     1.75%     1.78%

      The lower efficiency (higher ratio) in 2000 and 1999 from 1998 reflects the impact of the Newcourt acquisition, as that company's efficiency ratio was historically significantly higher than CIT's. Integration cost savings and efficiency enhancements improved the efficiency ratio for the year 2000 to 43.8% from the 48.3% level for the 1999 fourth quarter, when the acquisition was completed.

Goodwill Amortization

      Goodwill amortization was $86.3 million in 2000 versus $25.7 million and $10.1 million in 1999 and 1998, respectively, reflecting the full year impact of the 1999 acquisitions, all of which were accounted for under the purchase method.

Provision and Reserve for Credit Losses/Credit Quality

      The provision for credit losses was $255.2 million for 2000, $110.3 million for 1999, and $99.4 million for 1998. Net charge-offs were $235.6 million for 2000, $95.0 million for 1999, and $78.8 million for 1998. Our net charge-off experience, in amount and as a percentage of finance receivables, is provided in the following table.

                                                     Years Ended December 31,
                                       -----------------------------------------------------
Dollars in Millions                         2000               1999               1998
                                       ---------------    ---------------    ---------------
Equipment Financing and Leasing...     $102.9     0.71%   $ 16.7     0.16%   $ 18.2     0.18%
Vendor Technology Finance ........       31.7     0.54        --       --        --       --
Commercial Finance ...............       46.2     0.60      29.0     0.47      14.8     0.31
Structured Finance ...............        0.4     0.03        --       --        --       --
                                       ------     ----    ------     ----    ------     ----
  Total Commercial Segments ......      181.2     0.62      45.7     0.25      33.0     0.22
Consumer .........................       54.4     1.32      49.3     1.19      45.8     1.18
                                       ------     ----    ------     ----    ------     ----
  Total ..........................     $235.6     0.71%   $ 95.0     0.42%   $ 78.8     0.42%
                                       ======     ====    ======     ====    ======     ====

      The increase in Equipment Financing and Leasing net credit losses primarily reflects the impact of acquired assets. The increase in 2000 in Commercial Finance net credit losses primarily reflects one food wholesaler account charged-off in 2000. The 1999 increase over 1998 in Commercial Finance was due to high recoveries in 1998.

      Our consolidated reserve for credit losses increased to $468.5 million (1.40% of finance receivables) at December 31, 2000 from $446.9 million (1.44%) at December 31, 1999 and $263.7 million (1.33%) at December 31, 1998, as we recorded provisions of $19.6 million, $15.3 million and $20.6 million in excess of net charge-offs during 2000, 1999 and 1998, respectively. The increase in the 2000 and 1999 ratio of reserve to receivables from 1998 reflects the acquired assets, which carried a higher reserve percentage than CIT's historical ratio, and is commensurate with this historically higher past due loan and charge-off profile. The decrease in the ratio of reserve to finance receivables in 2000 from 1999, reflects product mix changes as well as the implementation of CIT credit standards in the acquired portfolios.

      Our consolidated reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience and levels of past due loans and non-performing assets. It is management's judgment that the consolidated reserve for credit losses is adequate to provide for credit losses inherent in the portfolios. We review finance receivables periodically to determine the probability of loss, and take charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse from manufacturers. Charge-offs are recorded on consumer receivables and certain small ticket commercial finance receivables beginning at 180 days of contractual delinquency based upon historical loss severity. The consolidated reserve for credit losses is intended to provide for losses inherent in the portfolio, which requires the application of estimates and significant judgement as to the ultimate outcome of collection efforts and realization of collateral, among other things. Therefore, changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the consolidated reserve for credit losses.

Past Due and Non-performing Assets

      The following table sets forth certain information concerning our past due and non-performing assets (and the related percentages of finance receivables) at December 31, 2000, 1999 and 1998.

                                                          At December 31,
                                       -----------------------------------------------------
Dollars in Millions                         2000               1999               1998
                                       ---------------    ---------------    ---------------
Finance receivables, past due
 60 days or more:
  Equipment Financing and Leasing...   $399.8     2.88%   $209.6     1.93%   $149.9     1.41%
  Vendor Technology Finance ........    184.9     3.07     314.9     4.16        --       --
  Commercial Finance ...............    107.9     1.40      64.0     0.91      32.1     0.64
  Structured Finance ...............     96.2     5.59      61.5     4.12        --       --
                                       ------     ----    ------     ----    ------     ----
    Total Commercial Segments ......    788.8     2.69     650.0     2.42     182.0     1.17
  Consumer .........................    211.1     5.03     189.1(1)  4.62(1)  166.0     3.89
                                       ------     ----    ------     ----    ------     ----
    Total ..........................   $999.9     2.98%   $839.1     2.71%   $348.0     1.75%
                                       ======     ====    ======     ====    ======     ====

Non-performing assets:
  Equipment Financing and Leasing...   $351.0     2.53%   $139.9     1.29%   $135.2     1.27%
  Vendor Technology Finance ........     93.9     1.56     247.9     3.27        --       --
  Commercial Finance ...............     65.3     0.85      27.6     0.39      14.5     0.29
  Structured Finance ...............    118.6     6.90      61.5     4.12        --       --
                                       ------     ----    ------     ----    ------     ----
    Total Commercial Segments ......    628.8     2.15     476.9     1.77     149.7     0.96
  Consumer .........................    199.3     4.75     158.5(1)  3.87(1)  129.0     3.02
                                       ------     ----    ------     ----    ------     ----
    Total ..........................   $828.1     2.47%   $635.4     2.05%   $278.7     1.40%
                                       ======     ====    ======     ====    ======     ====

--------------------------------------------------------------------------------
(1) For these calculations, certain finance receivables held for sale and the associated past due and non-performing balances are included.

      Non-performing assets reflect both finance receivables on non-accrual status and assets received in satisfaction of loans.

      The 2000 increase from 1999 in our Equipment Financing and Leasing segment delinquency and non-performing asset ratios was in large part due to the acquired assets, which historically carried a higher level of delinquency and non-performing assets, as well as an increase in trucking industry delinquencies and non-performing assets. The increase in Structured Finance delinquency and non-performing assets from December 31, 1999 was primarily due to one account which was classified as non-performing during the fourth quarter of 2000. In 1999, Equipment Financing and Leasing past due loans increased, but non-performing assets remained relatively stable at 1.29%. The increase in 1999 Equipment Financing and Leasing past dues also included three commercial aircraft that became past due in the fourth quarter. The increases in Commercial Finance in 2000 past due and non-performing balances was due to the over 20% growth in the Business Credit unit and economic softening in various markets.

      The increases, in both 2000 and 1999 Consumer past due and non-performing accounts are due to softening in the manufactured housing market.

Income Taxes

      The provision for federal, foreign and state and local income taxes totaled $373.9 million in 2000, compared with $207.6 million in 1999, and $185.0 million in 1998. The effective income tax rate for 2000 was 37.9%, compared with 34.8% in 1999, and 35.3% in 1998, primarily as a result of an increase in non-deductible goodwill amortization and foreign taxes, partially offset by lower state and local taxes.

Results by Business Segment

      In Equipment Financing and Leasing, net income increased 24.3% from 1999, as the dollar amounts of increased margin and non-spread revenues more than offset higher charge-offs and operating expenses. As a percentage of AEA, Equipment Financing and Leasing net income dropped from 1999, as the relative revenue and spread improvements fell short of credit provisions and operating expense increases. The increased net income in 2000 over 1999 for Equipment Financing and Leasing, as well as the return on AEA trends, reflect the transfers of acquired assets. Commercial Finance net income improved 14.4% from 1999, and reflected increased factoring commissions, largely from the 1999 acquisitions. Consumer segment earnings grew by 22.2% and benefited from improved efficiency and gains on receivable sales. Whole loan sales are part of our ongoing Consumer business strategy to maximize the value of our origination network. The increased corporate expense in 2000 over 1999 included higher goodwill amortization and higher corporate interest expense.

      Net income for 1999 improved $50.6 million or 14.9% from 1998, as all of our original business segments improved from 1998. Both the Equipment Financing and Leasing and Commercial Finance segments improved approximately 19% from 1998, due to the continuation of strong asset growth. The Commercial Finance segment results also reflected two 1999 acquisitions. The Consumer segment earnings grew by 35% and benefited from improved efficiency and gains on receivable sales. The increased corporate expense in 1999 over 1998 included higher goodwill amortization, and higher corporate interest expense.

      The table below summarizes selected financial information by business segment, based upon a fixed leverage ratio across business units and the allocation of a majority of corporate expenses.

                                                                      For the Years Ended December 31,
                                                    -----------------------------------------------------------------
                                                             Net Income                         Return on AEA
                                                    ----------------------------         ----------------------------
Dollars in Millions                                  2000       1999       1998           2000       1999       1998
                                                    ------     ------     ------         ------     ------     ------
Equipment Financing and Leasing ................    $287.8     $231.5     $193.9          1.42%      1.65%      1.59%
Vendor Technology Finance ......................     148.9        7.5         --          1.91         --(1)      --(1)
Commercial Finance .............................     161.8      141.4      119.1          3.03       3.35       3.36
Structured Finance .............................      89.6         --         --          4.04         --(1)      --
                                                    ------     ------     ------          ----       ----       ----
  Total Commercial Segments ....................     688.1      380.4      313.0          1.93       1.85       1.98
Consumer .......................................      73.3       60.0       44.3          1.45       1.18       0.99
                                                    ------     ------     ------          ----       ----       ----
  Total Segments ...............................     761.4      440.4      357.3          1.87       1.72       1.74
Corporate ......................................    (149.8)     (51.0)     (18.5)           --(1)      --(1)      --(1)
                                                    ------     ------     ------          ----       ----       ----
   Total .......................................    $611.6     $389.4     $338.8          1.50%      1.52%      1.65%
                                                    ======     ======     ======          ====       ====       ====

--------------------------------------------------------------------------------
(1)   These percentages are not meaningful.

Financing and Leasing Assets

      Our managed assets grew $3.5 billion (6.7%), to $54.9 billion in 2000, and grew $25.2 billion (96.2%) to $51.4 billion in 1999, due primarily to acquisitions. Financing and leasing assets that we own grew $3.4 billion (8.4%) to $43.8 billion in 2000, and grew $16.7 billion (70.4%) to $40.4 billion in 1999. Managed assets include finance receivables, operating lease equipment, finance receivables held for sale, certain investments, and finance receivables previously securitized and still managed by us.

      In connection with the integration of Newcourt, we transferred various assets among our business units to better align core competencies, gain scale, raise efficiency and improve profitability. During 2000, we transferred $1,713.3 million of finance receivables, $988.9 million of operating leases and $2,902.2 million of securitized assets from Vendor Technology Finance to Equipment Financing. Also, a telecommunications portfolio totaling $313.0 million was transferred to Structured Finance from Equipment Financing. These transfers are in addition to 1999 movements when finance receivables of $2,149.4 million and operating leases of $208.4 million were transferred to Equipment Financing from Vendor Technology Finance and $229.4 million of finance receivables and $4.4 million of operating leases were transferred to Vendor Technology Finance from Equipment Financing. Additionally, in 1999, $231.3 million of finance receivables were transferred to Capital Finance from Structured Finance.

      Excluding the impact of asset transfers in 2000, Vendor Technology Finance and Structured Finance portfolio assets grew at a rate of 12.8% and 14.9%, respectively, during the year, while Commercial Finance was up 9.9%. Consumer managed assets were flat year 2000 over 1999; however, on an owned basis (excluding the liquidating portfolio), assets were up 15.5% as no consumer asset-backed securitizations were completed in 2000.

      Business volume, excluding factoring, was $25.3 billion in 2000, up from $13.2 billion in 1999, as volume was strong across all commercial segments and in the Consumer home equity portfolio.

      The managed assets of our business segments and the corresponding strategic business units are presented in the following table, and reflect the previously discussed transfers between business units.

                                                                         At December 31,                           % Change
                                                           -----------------------------------------       -------------------------
Dollars in Millions                                          2000            1999            1998          '00 vs. '99   '99 vs. '98
                                                           ---------       ---------       ---------       -----------   -----------
Equipment Financing:
  Finance receivables .............................        $12,153.7       $10,899.3       $ 8,497.6           11.5%         28.3%
  Operating lease equipment, net ..................          2,280.7         1,066.2           765.1          113.9          39.4
                                                           ---------       ---------       ---------          -----         -----
    Total .........................................         14,434.4        11,965.5         9,262.7           20.6          29.2
                                                           ---------       ---------       ---------          -----         -----
Capital Finance:
  Finance receivables .............................          1,863.1         1,838.0         1,655.4            1.4          11.0
  Operating lease equipment, net ..................          3,594.6         2,931.8         1,982.0           22.6          47.9
  Liquidating portfolio(1) ........................            185.9           281.4           466.9          (33.9)        (39.7)
                                                           ---------       ---------       ---------          -----         -----
    Total .........................................          5,643.6         5,051.2         4,104.3           11.7          23.1
                                                           ---------       ---------       ---------          -----         -----
    Total Equipment Financing
      and Leasing Segment .........................         20,078.0        17,016.7        13,367.0           18.0          27.3
                                                           ---------       ---------       ---------          -----         -----
Vendor Technology Finance:
  Finance receivables .............................          6,864.5         7,488.9              --           (8.3)           --(3)
  Operating lease equipment, net ..................          1,256.5         2,108.8              --          (40.4)           --(3)
                                                           ---------       ---------       ---------          -----         -----
    Total Vendor Technology
      Finance Segment .............................          8,121.0         9,597.7              --          (15.4)           --(3)
                                                           ---------       ---------       ---------          -----         -----
Commercial Services ...............................          4,277.9         4,165.1         2,481.8            2.7          67.8
Business Credit ...................................          3,415.8         2,837.0         2,514.4           20.4          12.8
                                                           ---------       ---------       ---------          -----         -----
    Total Commercial
      Finance Segment .............................          7,693.7         7,002.1         4,996.2            9.9          40.1
                                                           ---------       ---------       ---------          -----         -----
Structured Finance:
  Finance receivables .............................          2,347.3         1,933.9              --           21.4            --(3)
  Operating lease equipment, net ..................             58.8              --              --             --            --
  Other - Equity Investments ......................            285.8           137.3            81.9          108.2          67.6
                                                           ---------       ---------       ---------          -----         -----
    Total Structured Finance
      Segment .....................................          2,691.9         2,071.2            81.9           30.0            --(3)
                                                           ---------       ---------       ---------          -----         -----
    Total Commercial Segments .....................         38,584.6        35,687.7        18,445.1            8.1          93.5
                                                           ---------       ---------       ---------          -----         -----
Consumer:
  Home equity .....................................          2,451.7         2,215.4         2,244.4           10.7          (1.3)
  Manufactured housing ............................          1,802.1         1,666.9         1,417.5            8.1          17.6
  Recreational vehicles ...........................            648.0           361.2           744.0           79.4         (51.5)
  Liquidating portfolio(2) ........................            298.2           462.8           848.4          (35.6)        (45.5)
                                                           ---------       ---------       ---------          -----         -----
    Total Consumer Segment ........................          5,200.0         4,706.3         5,254.3           10.5         (10.4)
                                                           ---------       ---------       ---------          -----         -----
    TOTAL FINANCING AND
      LEASING PORTFOLIO
      ASSETS ......................................         43,784.6        40,394.0        23,699.4            8.4          70.4
                                                           ---------       ---------       ---------          -----         -----
Finance receivables previously
    securitized:
  Commercial ......................................          9,075.9         8,471.5              --            7.1            --(3)
  Consumer ........................................          1,582.7         1,987.0         2,025.0          (20.3)         (1.9)
  Consumer liquidating portfolio(2) ...............            457.7           580.8           491.9          (21.2)         18.1
                                                           ---------       ---------       ---------          -----         -----
    Total .........................................         11,116.3        11,039.3         2,516.9            0.7         338.6
                                                           ---------       ---------       ---------          -----         -----
    TOTAL MANAGED ASSETS ..........................        $54,900.9       $51,433.3       $26,216.3            6.7%         96.2%
                                                           =========       =========       =========          =====         =====

--------------------------------------------------------------------------------
(1) Consists primarily of ocean going maritime and project finance. Capital Finance discontinued marketing to these sectors in 1997.

(2) Consists of recreational boat and wholesale loan product lines, which we exited in 1999.

(3)   These percentages are not meaningful.

Concentrations

Financing and Leasing Assets Composition

      Our ten largest financing and leasing asset accounts in the aggregate represented 3.9% of our total financing and leasing assets at December 31, 2000 (with the largest account representing less than 1%) and 3.7% at December 31, 1999. All ten accounts were commercial accounts and were secured by equipment, accounts receivable and/or inventory.

Geographic Composition

      The following table presents our financing and leasing assets by customer location.

                                                            At December 31,
                                         ----------------------------------------------------
                                                  2000                          1999
                                         ---------------------         ----------------------
Dollars in Millions                        Amount      Percent           Amount       Percent
                                         ---------     -------         ---------      -------
United States:
   Northeast .........................   $ 9,099.3      20.8%          $ 8,257.2       20.5%
   West ..............................     8,336.9      19.0             7,594.0       18.8
   Midwest ...........................     7,723.1      17.6             7,042.7       17.4
   Southeast .........................     6,228.6      14.2             5,380.5       13.3
   Southwest .........................     4,940.3      11.4             4,426.1       11.0
                                         ---------     -----           ---------      -----
Total United States ..................    36,328.2      83.0            32,700.5       81.0
                                         ---------     -----           ---------      -----
Foreign:
   Canada ............................     2,357.4       5.4             2,797.5        6.9
   All other .........................     5,099.0      11.6             4,896.0       12.1
                                         ---------     -----           ---------      -----
Total ................................   $43,784.6     100.0%          $40,394.0      100.0%
                                         =========     =====           =========      =====

      Our managed asset geographic diversity does not differ significantly from our owned asset geographic composition.

      Our financing and leasing asset portfolio in the United States is diversified by state. At December 31, 2000, with the exception of California (10.4% of financing and leasing assets), Texas (7.9%), and New York (6.9%), no state represented more than 4.6% of financing and leasing assets. Our 1998 managed and owned asset geographic composition did not significantly differ from our 1999 managed and owned asset geographic composition.

      Financing and leasing assets to foreign obligors totaled $7.5 billion at December 31, 2000. After Canada, $2.4 billion (5.4% of financing and leasing assets), the largest foreign exposures were to England, $1.2 billion (2.8%), and Australia, $399.6 million (0.9%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than 0.8% of financing and leasing assets.

      At December 31, 1999, financing and leasing assets to foreign obligors totaled $7.7 billion. After Canada, $2.8 billion (6.9% of financing and leasing assets), the largest foreign exposures were to England, $1.6 billion (4.0%), and Australia, $397.6 million (1.0%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than 0.8% of financing and leasing assets.

      Industry Composition

      The following table presents our financing and leasing assets by major industry class.

                                                            At December 31,
                                         ----------------------------------------------------
                                                  2000                          1999
                                         ---------------------         ----------------------
Dollars in Millions                        Amount      Percent           Amount       Percent
                                         ---------     -------         ---------      -------
Manufacturing(1)
  (no industry greater than 2.6%) ...    $ 8,787.2       20.1%         $ 8,566.5        21.2%
Retail(2) ...........................      4,211.3        9.6            4,032.0        10.0
Commercial airlines .................      3,557.2        8.1            3,091.2         7.7
Transportation(3) ...................      3,431.0        7.8            3,348.2         8.3
Construction equipment ..............      2,697.8        6.2            2,697.0         6.7
Home mortgage .......................      2,451.7        5.6            2,215.4         5.5
Service industries ..................      1,987.1        4.5            1,768.1         4.4
Manufactured housing ................      1,802.1        4.1            1,666.9         4.1
Communications ......................      1,496.7        3.4            1,372.6         3.4
Wholesaling .........................      1,445.0        3.3            1,303.6         3.2
Other (no industry greater
  than 2.6%) ........................     11,917.5       27.3           10,332.5        25.5
                                         ---------      -----          ---------       -----
  Total .............................    $43,784.6      100.0%         $40,394.0       100.0%
                                         =========      =====          =========       =====

--------------------------------------------------------------------------------
(1) Includes manufacturers of textiles and apparel, industrial machinery and equipment, electrical and electronic equipment, and other industries.

(2)   Includes retailers of apparel (3.8%) and general merchandise (2.6%).

(3) Includes rail, bus, over-the-road trucking industries, and business aircraft.

     Our telecommunications portfolio is included in "Communications" in the industry composition table above. This portfolio is included in our Structured Finance segment and totals approximately $690 million at December 31, 2000, comprising approximately 1.6% of total financing and leasing assets, of which 10.0% are on non-accrual status. This portfolio consists of 60 accounts with an average balance of $11.4 million. The 10 largest accounts in the portfolio aggregate $277 million with the largest single account under $50.0 million. Our telecommunications transactions are collateralized by the assets of the customer (equipment, receivable, cash, etc.) and are also secured by a pledge of all of the stock of the non-public companies.

      Our 1998 managed and owned asset industry composition did not differ significantly from our 1999 managed and owned asset industry composition.

Risk Management

      Our business activities contain various elements of risk. We consider the principal types of risk to be credit risk (including credit, collateral and equipment risk) and market risk (including interest rate, foreign currency and liquidity risk.)

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

      We review and monitor credit exposures, both owned and managed, on an ongoing basis to identify, as early as possible, those customers that may be experiencing declining creditworthiness or financial difficulty, and periodically evaluate our finance receivables across the entire organization. We monitor concentrations by borrower, industry, geographic region and equipment type and management adjusts limits as conditions warrant to seek to minimize the risk of credit loss.

      Our Asset Quality Review Committee is comprised of members of senior management, including the Chief Risk Officer and the Chief Financial Officer. Periodically, the Committee meets with senior executives of our strategic business units and corporate credit risk management group to review portfolio status and performance, as well as the status of individual financing and leasing assets, owned and managed, greater than $500,000 to obligors with higher risk profiles. In addition, this committee periodically meets with the Chairman and Chief Executive Officer of CIT to review overall credit risk, including geographic, industry and customer concentrations.

Credit Risk Management

      We have developed systems specifically designed to manage credit risk in our Commercial and Consumer business segments. We evaluate financing and leasing assets for credit and collateral risk during the credit granting process and periodically after the advancement of funds.

      In response to our growing businesses, we formed a corporate credit risk management group, which reports to the Chief Risk Officer, in the fourth quarter of 1999 to oversee and manage credit risk throughout CIT. This group's structure includes senior credit executive alignment with each of the business units, as well as a senior executive with corporate-wide asset recovery and work-out responsibilities. This group reviews large transactions, non-traditional transactions and transactions which are outside of established target market definitions and risk acceptance criteria or which exceed the strategic business units' credit authority. In addition, our Executive Credit Committee, which includes the Chairman and Chief Executive Officer, the Chief Risk Officer, three members of the corporate credit risk management group and two group Chief Executive Officers, approves credits that are beyond the authority of the business units. The credit risk management group also includes an independent credit audit function.

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

      For small ticket business originated in our Vendor Technology Finance segment and the Consumer segment, we utilize automated credit scoring capabilities. In these proprietary models, we utilize statistical techniques in analyzing customer attributes, including industry and corporate data, trade payment history, and other credit bureau information. Model scores are measured against actual delinquency and loss experience. Modifications are made to the models based upon this monitoring effort as appropriate. The design and monitoring of these automated statistical models is led by our Management Science Group, staffed by specialists with considerable experience and expertise in this discipline.

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

Equipment/Residual Risk Management

      We have developed systems, processes and expertise to manage the equipment and residual risk in our Commercial segments. Our process consists of a four-pronged approach: 1) residual setting and valuation at deal inception, 2) approvals and authorizations, 3) systematic residual reviews, and 4) monitoring of residual realizations. Over time, we have developed experienced internal equipment management specialists, as well as external consultant networks, who understand equipment values. We believe this to be one of our core competencies. These specialists set values in our larger-ticket transactional business, and develop standard residual matrices for our lower-ticket, higher-volume transaction business. Transactions outside of these standard residual matrices, or transactions over certain dollar limits, must be approved by various combinations of business unit management or Corporate risk management. Reviews for impairment are performed at least annually. Residual realizations, by business unit and product, are reviewed as part of our ongoing financial and asset quality review, both within the business units and by Corporate management.

Commercial

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

      As mentioned previously, senior business unit and credit risk management are actively involved in the ongoing, disciplined asset quality review process.

Consumer and Small-ticket Leasing

      We have developed proprietary automated credit scoring models by loan type that include both customer demographics and credit bureau characteristics. The profiles emphasize, among other things, occupancy status, length of residence, length of employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information and combined loan to value ratio. The models are used to assess a potential borrower's credit standing and repayment ability considering the value or adequacy of property offered as collateral. Our credit criteria include reliance on credit scores, including those based upon both our proprietary internal credit scoring model and external credit bureau scoring, combined with judgment. The credit scoring models are regularly reviewed for effectiveness utilizing statistical tools. We regularly evaluate the consumer loan portfolio using past due, vintage curve and other statistical tools to analyze trends and credit performance by loan type, including analysis of specific credit characteristics and other selected subsets of the portfolios. Adjustments to credit scorecards and lending programs are made when deemed appropriate. Individual underwriters are assigned credit authority based upon their experience, performance and understanding of the underwriting policies and procedures of our consumer operations and a credit approval hierarchy exists to ensure that all applications are reviewed by an underwriter with the appropriate level of authority.

      See "Provision and Reserve for Credit Losses/Credit Quality".

Market Risk Management

      Market risk is the risk of loss arising from changes in values of financial instruments, including interest rate risk, foreign exchange risk, derivative credit risk and liquidity risk. We engage in transactions in the normal course of business that expose us to market risks, and we maintain what we believe are conservative management practices and policies designed to effectively mitigate such risks. The objectives of our market risk management efforts are to preserve company value by hedging changes in future expected net cash flows and to decrease the cost of capital. Strategies for managing market risks associated with changes in interest rates and foreign exchange rates are an integral part of the process, since those strategies affect our future expected cash flows as well as our cost of capital.

      Our Capital Committee sets policies, oversees and guides the interest rate and currency risk management process, including establishment and monitoring of risk metrics, and ensures the implementation of those policies.

Other risks monitored by the Capital Committee include derivative credit risk and liquidity risk. The Capital Committee is comprised of members of senior management, including the Chairman and Chief Executive Officer, the Chief Financial Officer, the Treasurer, and the Controller. Business unit executives also serve on the Capital Committee on a rotating basis.

      Interest Rate and Foreign Exchange Risk Management -- We offer a variety of financing products to our customers including fixed and floating-rate loans of various maturities and currency denominations, and a variety of leases, including operating leases. Changes in market interest rates, or in the relationships between short-term and long-term market interest rates, or in the relationships between different interest rate indices (i.e., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, which can result in an increase in interest expense relative to finance income. We measure our asset/liability position in economic terms through duration measures and value at risk analysis, and we measure its periodic effect on earnings using maturity gap analysis.

      A matched asset/liability position is generally achieved through a combination of on and off-balance sheet financial instruments, including issuing commercial paper, medium term notes, long-term debt, interest rate and currency swaps, foreign exchange contracts, and through asset syndication and securitization. We do not speculate on interest rates or foreign exchange rates, but rather seek to mitigate the possible impact of such rate fluctuations encountered in the normal course of business. This process is ongoing due to prepayments, refinancings and actual payments varying from contractual terms, as well as other portfolio dynamics.

      We periodically enter into structured financings (involving both the issuance of debt and an interest rate swap with corresponding notional principal amount and maturity) to manage liquidity and reduce interest rate risk at a lower overall funding cost than could be achieved by solely issuing debt.

      Interest rate swaps with notional principal amounts of $9.9 billion at December 31, 2000 and $8.8 billion at December 31, 1999 were designated as hedges against outstanding debt and were principally used to convert the interest rate on variable-rate debt to a fixed-rate, establishing a fixed-rate term debt borrowing cost for the life of the swap. These hedges reduce our exposure to rising interest rates, but also reduce the benefits from lower interest rates.

      A comparative analysis of the weighted average principal outstanding and interest rates paid on our debt before and after the effect of interest rate swaps is shown in the following table.

                                                                             Years Ended December 31,
                                                       --------------------------------------------------------------------
                                                                                   Before Swaps
                                                       --------------------------------------------------------------------
Dollars in Millions                                           2000                     1999                     1998
                                                       ------------------       ------------------       ------------------
Commercial paper and variable-rate
  senior notes .................................       $19,848.6     6.53%      $11,896.2     5.26%      $ 9,672.6     5.53%
Fixed-rate senior and subordinated
  notes ........................................        17,689.7     6.72        10,115.1     6.47         7,476.5     6.31
                                                       ---------     ----       ---------     ----       ---------     ----
Composite ......................................       $37,538.3     6.62%      $22,011.3     5.71%      $17,149.1     5.87%
                                                       =========     ====       =========     ====       =========     ====

                                                                             Years Ended December 31,
                                                       --------------------------------------------------------------------
                                                                                    After Swaps
                                                       --------------------------------------------------------------------
                                                              2000                     1999                     1998
                                                       ------------------       ------------------       ------------------
Commercial paper and variable-rate
  senior notes .................................       $14,762.1     6.74%      $ 8,977.7     5.32%      $ 7,069.9     5.47%
Fixed-rate senior and subordinated
  notes ........................................        22,776.2     6.67        13,033.6     6.25        10,079.2     6.39
                                                       ---------     ----       ---------     ----       ---------     ----
Composite ......................................       $37,538.3     6.70%      $22,011.3     5.87%      $17,149.1     6.01%
                                                       =========     ====       =========     ====       =========     ====

      The weighted average composite interest rate after swaps in each of the years presented increased from the composite interest rate before swaps primarily because a larger proportion of our debt, after giving effect to interest rate swaps, was subject to a fixed interest rate. However, the weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred over the life of the borrowings had we chosen to manage interest rate risk without the use of such swaps. Derivatives are discussed further in Note 9 -- "Derivative Financial Instruments" of Item 8. -- "Financial Statements and Supplementary Data."

      Our foreign operations include Canada, Latin America, Europe, Asia and Australia and are funded through both local currency borrowings and U.S. dollar borrowings which are converted to local currency through the use of foreign exchange forward contracts or cross-currency swaps. At December 31, 2000, $2.9 billion in notional principal amount of foreign exchange forwards and $1.2 billion in notional principal amount of cross-currency swaps were designated as currency-related debt hedges.

      We also utilize foreign exchange forward contracts to hedge our net investments in foreign operations. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains or losses on designated hedges, are reflected in other comprehensive income as a separate component of equity in the Consolidated Balance Sheets. As of December 31, 2000, $0.8 billion in notional principal of foreign exchange forwards were designated as hedges of net investments in foreign operations.

      We regularly monitor and simulate through computer modeling our degree of interest rate sensitivity by measuring the repricing characteristics of interest-sensitive assets, liabilities, and off-balance sheet derivatives. The Capital Committee reviews the results of this modeling monthly. The interest rate sensitivity modeling techniques employed by us include the creation of prospective twelve month "baseline" and "rate shocked" net interest income simulations. At the date that interest rate sensitivity is modeled, "baseline" net interest income is derived considering the current level of interest-sensitive assets and related run-off (including both contractual repayment and historical prepayment experience), the current level of interest-sensitive liabilities and related maturities and the current level of off-balance sheet derivatives. The "baseline" simulation assumes that, over the next successive twelve months, market interest rates (as of the date of simulation) are held constant and that no new loans or leases are extended. Once the "baseline" net interest income is calculated, market interest rates, which were previously held constant, are raised 100 basis points instantaneously and parallel across the entire yield curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net interest income.

      Utilizing our computer modeling, if no new fixed-rate loans or leases were extended and no actions to alter the existing interest rate sensitivity were taken subsequent to December 31, 2000, an immediate hypothetical 100 basis point parallel change in the yield curve on January 1, 2001 would affect net income by an estimated $25 million after-tax over the next twelve months. Although management believes that this measure provides a meaningful estimate of our interest rate sensitivity, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the potential outcome simulated by our computer modeling. Further, it does not necessarily represent management's current view of future market interest rate movements.

      Derivative Risk Management -- We enter into interest rate and currency swaps and foreign exchange forward contracts as part of our overall market risk management practices. We assess and manage the external and internal risks associated with these derivative instruments in accordance with the overall operating goals established by our Capital Committee. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk and legal risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of CIT policy.

      The primary external risk of derivative instruments is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. We control the credit risk of our derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures.

      The Capital Committee approves each counterparty and establishes exposure limits based on credit analysis and market value. All derivative agreements are with major money center financial institutions rated investment grade by nationally recognized rating agencies, with the majority of our counterparties rated "AA" or better. Credit exposures are measured based on the market value of outstanding derivative instruments. Both current exposures and potential exposures, based on two standard deviations in market rates, are calculated for each derivative contract, summarized by counterparty, and reported to the Capital Committee.

      Liquidity Risk Management -- Liquidity risk refers to the risk of CIT being unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding. The primary funding sources are commercial paper (U.S., Canada and Australia), medium-term notes (U.S., Canada and Europe) and asset-backed securities (U.S. and Canada). Included as part of our securitization programs are committed asset-backed commercial paper programs in the U.S. and Canada. We also maintain committed bank lines of credit to provide back-stop support of commercial paper borrowings and local bank lines to support our international operations. Additional sources of liquidity are loan and lease payments from customers, whole loan asset sales and loan syndications.

      We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability. Among the target ratios are maximum percentage of outstanding commercial paper to total debt and minimum percentage of committed bank line coverage to outstanding commercial paper.

Liquidity

      We maintain committed bank lines of credit aggregating $8.5 billion to provide back-stop support of commercial paper borrowings and approximately $198.0 million of local bank lines to support our international operations. Our primary bank line agreements include a minimum equity requirement of $3.8 billion. Included as part of our securitization programs are committed asset-backed commercial paper programs in the U.S. and Canada aggregating approximately $4.8 billion. At December 31, 2000, $4.6 billion of registered, but unissued, debt securities remained available under shelf registration statements, including $2.0 billion of European Medium-Term Notes.

      To ensure uninterrupted access to capital at competitive interest rates, we maintain strong investment grade ratings as outlined below.

                                                         Short Term    Long Term
                                                         ----------    ---------

      Moody's ........................................       P-1           A1
      Standard & Poor's ..............................       A-1           A+
      Fitch ..........................................       F1            A+
      Dominion Bond Rating Service ...................    R-1 (mid)     A (high)

      As part of our continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, general equipment finance receivables of $4.1 billion were securitized during 2000. We securitized recreational vehicle and general equipment finance receivables of $1.5 billion in 1999. The increase in securitization activity in 2000 from 1999 was primarily due to the impact of a full year of activity from Vendor Technology Finance and Equipment Financing operations, which have established securitization vehicles and relationships with institutional investors in the U.S. and Canada to ensure broad market access.

      At December 31, 2000, we had $2.5 billion of registered, but unissued, securities available under shelf registration statements relating to our asset-backed securitization programs.

Capitalization

      Leverage reduction and disciplined capital allocation are high priorities for us, and the ongoing evaluation of risk adjusted returns and growth prospects of business units across the organization will continue. Businesses that do not fit strategically, or portfolios that do not meet profitability requirements will be improved, liquidated or sold. Currently, we have approximately $5 billion in assets, which are under review or are being considered for sale or liquidation. Progress was made toward increasing tangible capitalization during the second half of 2000. As a result, the tangible equity to managed assets and total debt to tangible equity ratios improved to 7.82% and 8.78x from 7.47% and 9.27x at June 30, 2000, respectively.

      The following table presents information regarding our capital structure.

                                                          At December 31,
                                                      -----------------------
Dollars in Millions                                      2000          1999
                                                      ----------    ---------
Commercial paper .................................    $ 9,063.5     $ 8,974.0
Term debt ........................................     28,901.6      26,399.5
Company-obligated mandatorily
  redeemable preferred securities of
  subsidiary trust holding solely
  debentures of the Company
  ("Preferred Capital Securities") ...............        250.0         250.0
Stockholders' equity .............................      6,007.2       5,554.4
                                                      ---------     ---------
Total capitalization .............................     44,222.3      41,177.9
Goodwill .........................................      1,964.6       1,850.5
                                                      ---------     ---------
Total tangible capitalization ....................    $42,257.7     $39,327.4
                                                      =========     =========
Tangible stockholders' equity and
  Preferred Capital Securities to
  managed assets .................................         7.82%         7.69%
Total debt (excluding overnight
  deposits) to tangible stockholders'
  equity and Preferred Capital
  Securities .....................................         8.78x         8.75x
Total debt (excluding overnight
  deposits) to stockholders' equity
  and Preferred Capital Securities ...............         6.02x         5.96x

      The Company-obligated mandatorily redeemable preferred securities are 7.70% Preferred Capital Securities issued in 1997 by CIT Capital Trust I, a wholly-owned subsidiary. CIT Capital Trust I invested the proceeds of that issue in Junior Subordinated Debentures of CIT having identical rates and payment dates.

      At December 31, 2000, CIT had 261,897,768 issued and outstanding shares of common stock, including 11,637,709 exchangeable shares of CIT Exchangeco Inc. At December 31, 2000, The Dai-Ichi Kangyo Bank, Limited ("DKB"), our largest shareholder, owned approximately 27% of our outstanding stock.

Recent Accounting Pronouncements

      During 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133." SFAS 137 delayed the implementation of SFAS No. 133, which is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. During June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133."

      We adopted SFAS 133 and 138 as of January 1, 2001. The adoption did not have a material effect on either the statement of financial position or the results of operations.

      During September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures for fiscal years ending after December 15, 2000. We have adopted the disclosures for this statement and we do not expect the adoption of this standard to affect the accounting for, or the structure of, our securitization transactions.

Subsequent Event

      On March 13, 2001, Tyco International Ltd. (NYSE: TYC), a diversified manufacturing and service company, and CIT announced a definitive agreement whereby Tyco will acquire CIT. As part of this transaction, Tyco has entered into a purchase agreement with DKB for their approximate 27% interest, or 71 million shares, at a price of $35.02, in cash, per CIT share. The remaining shareholders will receive 0.6907 Tyco shares for each share of CIT in a tax-free, stock-for-stock exchange. The transaction, which is expected to close during the third quarter of 2001, is valued at $35.02 per share to CIT shareholders, or approximately $9.2 billion, based on Tyco's March 12, 2001 closing stock price.

      In connection with the transaction, CIT's credit ratings have been reviewed by the rating agencies as follows: Standard & Poor's has re-affirmed the short and long-term ratings, Fitch has taken no action, Moody's has re-affirmed the short-term rating and has placed the long-term rating under review, and Dominion Bond Rating Service has placed both the short and long-term ratings under review.

Item 8. Financial Statements and Supplementary Data.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of
The CIT Group, Inc.:

      We have audited the accompanying consolidated balance sheets of The CIT Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of CIT's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The CIT Group, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                         KPMG LLP

Short Hills, New Jersey
January 25, 2001, except
as to Note 25, which
is as of March 13, 2001

                      THE CIT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                       -----------------------
Dollars in Millions                                      2000          1999
                                                       ---------     ---------
                                     Assets
Financing and leasing assets:
   Loans and leases:
     Commercial ..................................     $29,304.0     $27,119.2
     Consumer ....................................       4,193.5       3,887.9
                                                       ---------     ---------
       Finance receivables .......................      33,497.5      31,007.1
  Reserve for credit losses ......................        (468.5)       (446.9)
                                                       ---------     ---------
     Net finance receivables .....................      33,029.0      30,560.2
  Operating lease equipment, net .................       7,190.6       6,125.9
  Finance receivables held for sale ..............       2,698.4       3,123.7
Cash and cash equivalents ........................         812.1       1,073.4
Goodwill .........................................       1,964.6       1,850.5
Other assets .....................................       2,995.1       2,347.4
                                                       ---------     ---------
     Total assets ................................     $48,689.8     $45,081.1
                                                       =========     =========

                      Liabilities and Stockholders' Equity
Debt:
  Commercial paper ...............................     $ 9,063.5     $ 8,974.0
  Variable-rate senior notes .....................      11,130.5       7,147.2
  Fixed-rate senior notes ........................      17,571.1      19,052.3
  Subordinated fixed-rate notes ..................         200.0         200.0
                                                       ---------     ---------
     Total debt ..................................      37,965.1      35,373.5
Credit balances of factoring clients .............       2,179.9       2,200.6
Accrued liabilities and payables .................       1,640.8       1,191.8
Deferred federal income taxes ....................         646.8         510.8
                                                       ---------     ---------
     Total liabilities ...........................      42,432.6      39,276.7
Company-obligated mandatorily redeemable
  preferred securities of subsidiary
  trust holding solely debentures of
  the Company ....................................         250.0         250.0
Stockholders' equity:
  Common stock ...................................           2.7           2.7
  Paid-in capital ................................       3,527.2       3,521.8
  Retained earnings ..............................       2,603.3       2,097.6
  Accumulated other comprehensive
     income ......................................          11.7           2.8
  Treasury stock, at cost ........................        (137.7)        (70.5)
                                                       ---------     ---------
     Total stockholders' equity ..................       6,007.2       5,554.4
                                                       ---------     ---------
     Total liabilities and
       stockholders' equity ......................     $48,689.8     $45,081.1
                                                       =========     =========

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                               Years Ended December 31,
                                                                          ----------------------------------
Dollars in Millions (except per share amounts)                              2000         1999         1998
                                                                          --------     --------     --------
Finance income ...................................................        $5,248.4     $2,565.9     $2,015.1
Interest expense .................................................         2,497.7      1,293.4      1,040.8
                                                                          --------     --------     --------
   Net finance income ............................................         2,750.7      1,272.5        974.3
Depreciation on operating lease equipment ........................         1,281.3        355.1        169.5
                                                                          --------     --------     --------
   Net finance margin ............................................         1,469.4        917.4        804.8
Other revenue ....................................................           912.0        350.8        255.4
                                                                          --------     --------     --------
   Operating revenue .............................................         2,381.4      1,268.2      1,060.2
                                                                          --------     --------     --------
Salaries and general operating expenses ..........................         1,035.2        516.0        407.7
Provision for credit losses ......................................           255.2        110.3         99.4
Goodwill amortization ............................................            86.3         25.7         10.1
Minority interest in subsidiary trust holding solely
   debentures of the Company .....................................            19.2         19.2         19.2
                                                                          --------     --------     --------
   Operating expenses ............................................         1,395.9        671.2        536.4
                                                                          --------     --------     --------
   Income before provision for income taxes ......................           985.5        597.0        523.8
Provision for income taxes .......................................           373.9        207.6        185.0
                                                                          --------     --------     --------
   Net income ....................................................        $  611.6     $  389.4     $  338.8
                                                                          ========     ========     ========
Net income per basic share .......................................        $   2.34     $   2.24     $   2.09
Net income per diluted share .....................................        $   2.33     $   2.22     $   2.08

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                         Accumulated
                                                                Class B                                     Other          Total
                                                       Common   Common    Paid-in   Treasury  Retained  Comprehensive  Stockholders'
Dollars in Millions                                    Stock     Stock    Capital     Stock   Earnings      Income        Equity
                                                      --------  --------  --------  --------  --------  -------------  -------------
Balance, December 31, 1997 .........................  $    0.4  $    1.3  $  948.3  $     --  $1,482.9       $   --        $2,432.9
Net income .........................................                                             338.8                        338.8
Cash dividends .....................................                                             (48.9)                       (48.9)
Conversion of Class B Common
   Stock to common stock ...........................       1.3      (1.3)                                                        --
Repurchase of common stock .........................                                   (25.4)                                 (25.4)
Costs relating to common
   stock offering ..................................                          (1.0)                                            (1.0)
Restricted common stock grants .....................                           5.2                                              5.2
                                                      --------  --------  --------  --------  --------       ------        --------
Balance, December 31, 1998 .........................       1.7        --     952.5     (25.4)  1,772.8           --         2,701.6
Net income .........................................                                             389.4                        389.4
Foreign currency translation
   adjustments .....................................                                                            0.3             0.3
Unrealized gain on equity and
   securitization investments, net .................                                                            2.5             2.5
                                                                                                                           --------
Total comprehensive income .........................                                                                          392.2
                                                                                                                           --------
Cash dividends .....................................                                             (64.6)                       (64.6)
Repurchase of common stock .........................                                   (45.1)                                 (45.1)
Issuance of common stock and
   exchangeable shares in connection
   with the Newcourt acquisition ...................       1.0             2,562.7                                          2,563.7
Restricted common stock grants .....................                           6.6                                              6.6
                                                      --------  --------  --------  --------  --------       ------        --------
Balance, December 31, 1999 .........................       2.7        --   3,521.8     (70.5)  2,097.6          2.8         5,554.4
Net income .........................................                                             611.6                        611.6
Foreign currency translation
  adjustments ......................................                                                            4.3             4.3
Unrealized gain on equity and
   securitization investments, net .................                                                            4.6             4.6
                                                                                                                           --------
Total comprehensive income .........................                                                                          620.5
                                                                                                                           --------
Cash dividends .....................................                                            (105.9)                      (105.9)
Repurchase of common stock .........................                                   (67.2)                                 (67.2)
Restricted common stock grants .....................                           5.4                                              5.4
                                                      --------  --------  --------  --------  --------       ------        --------
Balance, December 31, 2000 .........................  $    2.7  $     --  $3,527.2  $ (137.7) $2,603.3       $ 11.7        $6,007.2
                                                      ========  ========  ========  ========  ========       ======        ========

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended December 31,
                                                                             ---------------------------------------------
Dollars in Millions                                                              2000             1999            1998
                                                                             -----------      -----------      -----------
Cash flows from operations
Net income ...........................................................       $     611.6      $     389.4      $     338.8
Adjustments to reconcile net income to net cash flows
  from operations:
    Provision for credit losses ......................................             255.2            110.3             99.4
    Depreciation and amortization ....................................           1,408.7            402.8            195.9
    Provision for deferred federal income taxes ......................             211.5            163.5            100.2
    Gains on equipment, receivable and investment sales ..............            (371.8)          (109.3)           (75.1)
    Increase in accrued liabilities and payables .....................             449.0            221.2             34.2
    Increase in other assets .........................................            (690.9)          (125.6)           (89.2)
    Other ............................................................              31.9             33.9             11.0
                                                                             -----------      -----------      -----------
      Net cash flows provided by operations ..........................           1,905.2          1,086.2            615.2
                                                                             -----------      -----------      -----------
Cash flows from investing activities
Loans extended .......................................................         (49,275.8)       (39,657.9)       (35,818.9)
Collections on loans .................................................          41,847.5         34,315.7         32,463.4
Proceeds from asset and receivable sales .............................           7,055.4          3,733.2          1,381.3
Purchases of assets to be leased .....................................          (2,457.6)        (1,633.2)        (1,101.7)
Purchases of finance receivable portfolios ...........................          (1,465.6)          (492.1)          (600.0)
Net increase in short-term factoring receivables .....................            (175.4)          (242.9)          (255.4)
Acquisitions, net of cash acquired ...................................                --           (538.0)              --
Other ................................................................             (79.4)           (36.0)           (19.5)
                                                                             -----------      -----------      -----------
  Net cash flows used for investing activities .......................          (4,550.9)        (4,551.2)        (3,950.8)
                                                                             -----------      -----------      -----------
Cash flows from financing activities
Proceeds from the issuance of variable and fixed-rate notes ..........          12,645.3          7,700.0          6,863.5
Repayments of variable and fixed-rate notes ..........................         (10,143.2)        (5,538.3)        (4,111.5)
Net increase in commercial paper .....................................              89.5          2,571.2            584.5
Net repayments of non-recourse leveraged lease debt ..................             (31.2)          (156.8)             6.6
Cash dividends paid ..................................................            (105.9)           (64.6)           (48.9)
Purchase of treasury stock ...........................................             (67.2)           (45.1)           (25.4)
                                                                             -----------      -----------      -----------
  Net cash flows provided by financing activities ....................           2,387.3          4,466.4          3,268.8
                                                                             -----------      -----------      -----------
Effect of exchange rate changes on cash ..............................              (2.9)            (1.6)              --
                                                                             -----------      -----------      -----------
Net (decrease) increase in cash and cash equivalents .................            (261.3)           999.8            (66.8)
Cash and cash equivalents, beginning of year .........................           1,073.4             73.6            140.4
                                                                             -----------      -----------      -----------
Cash and cash equivalents, end of year ...............................       $     812.1      $   1,073.4      $      73.6
                                                                             ===========      ===========      ===========
Supplemental cash disclosures
Interest paid ........................................................       $   2,449.7      $   1,268.9      $   1,021.3
Federal, foreign and state and local income taxes paid ...............       $      28.4      $      66.4      $      81.4
Supplemental non-cash disclosure
Stock issued for acquisition .........................................       $        --      $   2,563.7      $        --

See accompanying notes to consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company

      The CIT Group, Inc. ("CIT") is a diversified finance company engaging in vendor, equipment, commercial, consumer and structured financing and leasing activities. CIT operates extensively in the United States and Canada, with strategic locations in Europe, Latin America and the Pacific Rim.

      On November 15, 1999, CIT issued 76,428,304 shares of CIT common stock and 27,577,082 exchangeable shares of CIT Exchangeco Inc. (exchangeable on a one-for-one basis for shares of CIT common stock) under the terms of the acquisition of Newcourt Credit Group Inc. ("Newcourt"). In addition, prior to the acquisition, CIT's Certificate of Incorporation was amended to rename and combine the Class A Common Stock and Class B Common Stock as Common Stock, which is now the only class of common stock outstanding. At December 31, 2000, The Dai-Ichi Kangyo Bank, Limited ("DKB") owned approximately 27% of the outstanding stock (including the exchangeable shares).

      In November 1998, CIT's majority stockholder, DKB, sold 55,000,000 shares of Class A Common Stock in a secondary public offering (the "Secondary Offering") for which DKB received all the proceeds. Prior to the sale, DKB converted all of its Class B Common Stock into an identical number of shares of Class A Common Stock.

Note 2--Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements and accompanying notes include the accounts of CIT and its subsidiaries. All significant intercompany transactions have been eliminated. Prior period amounts have been reclassified to conform to the current presentation. The 1999 acquisitions were accounted for using the purchase method of accounting. The acquisitions affect the comparability of the consolidated financial statements as the consolidated statements of income reflect results of the acquired operations for the full year 2000, as compared to a partial year for each acquisition for 1999.

Financing and Leasing Assets

      CIT provides funding for a variety of financing arrangements, including term loans, lease financing and operating leases. The amounts outstanding on loans and leases are referred to as finance receivables and, when combined with finance receivables held for sale, net book value of operating lease equipment, and certain investments, represent financing and leasing assets.

      At the time of designation for sale, securitization or syndication by management, assets are classified as finance receivables held for sale. These assets are carried at the lower of aggregate cost or market value.

Income Recognition

      Finance income includes interest on loans, the accretion of income on direct financing leases, and rents on operating leases. Related origination and other nonrefundable fees and direct origination costs are deferred and amortized as an adjustment of finance income over the contractual life of the transactions. Income on finance receivables other than leveraged leases is recognized on an accrual basis commencing in the month of origination using methods that generally approximate the interest method. Leveraged lease income is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which CIT has a positive investment in the transaction, net of related deferred tax liabilities. Rental income on operating leases is recognized on an accrual basis.

      The accrual of finance income on commercial finance receivables is generally suspended and an account is placed on non-accrual status when payment of principal or interest is contractually delinquent for 90 days or more, or earlier when, in the opinion of management, full collection of all principal and interest due is doubtful. Given the nature of revolving credit facilities, including those combined with term loan facilities (advances and interest accruals increase revolving loan balances and payments reduce revolving loan balances), the placement of revolving credit facilities on non-accrual status includes the review of other qualitative and quantitative credit related factors, and generally does not result in the reversal of significant amounts of accrued interest. To the extent the estimated fair value of collateral does not satisfy both the principal and accrued income outstanding, accrued

                      THE CIT GROUP, INC. AND SUBSIDIARIES
but uncollected income at the date an account is placed on non-accrual status is reversed and charged against income. Subsequent income received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status. The accrual of finance income on consumer loans is suspended, and all previously accrued but uncollected income is reversed, when payment of principal and/or interest on consumer finance receivables is contractually delinquent for 90 days or more.

      Other revenue includes: (1) factoring commissions, (2) commitment, facility, letters of credit and syndication fees, (3) servicing fees and (4) gains and losses from the sales of leasing equipment, venture capital investments, and the sales and securitizations of finance receivables.

Lease Financing

      Direct financing leases are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans and subsequently placed on operating lease is recorded at the lower of carrying value or estimated fair value when acquired. Lease receivables include leveraged leases, for which a major portion of the funding is provided by third party lenders on a nonrecourse basis, with CIT providing the balance and acquiring title to the property. Leveraged leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less nonrecourse third party debt and unearned finance income. Management performs periodic reviews of the estimated residual values with impairment, other than temporary, recognized in the current period.

Reserve for Credit Losses on Finance Receivables

      The consolidated reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience and levels of past due loans and non-performing assets. Changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the consolidated reserve for credit losses. It is management's judgment that the consolidated reserve for credit losses is adequate to provide for credit losses inherent in the portfolio.

Charge-off of Finance Receivables

      Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Such charge-offs are deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are no longer deemed useful. Charge-offs are recorded on consumer and certain small ticket commercial finance receivables beginning at 180 days of contractual delinquency based upon historical loss severity.

Impaired Loans

      Impaired loans are measured based upon: 1) the present value of expected future cash flows discounted at the loan's effective interest rate, or 2) the fair value of the collateral, if the loan is collateral dependent. Impaired loans include any loan transaction on non-accrual status or any troubled debt restructuring, subject to periodic individual review by CIT's Asset Quality Review Committee ("AQR"). The AQR is comprised of members of senior management, which reviews overall owned and managed portfolio performance across the organization, as well as individual accounts of $500,000 or more meeting certain credit risk grading parameters. Excluded from impaired loans are: 1) certain individual small dollar commercial non-accrual loans (under $500,000) for which the collateral value supports the outstanding balance, 2) consumer loans, which are subject to automatic charge-off procedures, and 3) short-term factoring customer receivables, generally having terms of no more than 30 days. In general, the impaired loans are collateral dependent. Any shortfall between the estimated fair value and the recorded investment in the loan is recognized by recording a provision for credit losses.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

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

Goodwill

      Goodwill represents the excess of the purchase price over the estimated fair value of identifiable assets acquired, less the estimated fair value of liabilities assumed from business combinations and is amortized over periods not exceeding 25 years from date of acquisition, on a straight line basis. Goodwill is reviewed for impairment whenever events indicate the carrying amounts may not be recoverable. If the estimated future cash flows of CIT are projected to be less than the carrying amount of goodwill, an impairment write-down equal to the difference between the discounted cash flows and the recorded goodwill would be recorded as a charge to operations.

Securitizations

      CIT's retained interests in securitized assets are included in other assets. Pools of assets are originated and sold to independent trusts which in turn, issue securities to investors backed by the asset pools. CIT retains the servicing rights and participates in certain cash flows from the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded at the time of sale as "retained interest". CIT, in its estimation of residual cash flows and retained interests, inherently employs a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are empirically supported by both CIT's historical experience, market trends and anticipated trends relative to the particular products securitized. Subsequent to the recording of retained interests, CIT reviews such assets for impairment on a quarterly basis. These reviews are performed on a disaggregated basis. Fair values of retained interests are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates and are then compared to CIT's carrying values. Unrealized gains and losses, representing the difference between carrying value and current fair market value, are recorded as other comprehensive income in a separate component of equity. Declines in value considered to be other than temporary are recognized directly in operations.

Other Assets

      Assets received in satisfaction of loans are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs at the time of receipt recognized by recording a charge-off. Subsequent write-downs of such assets, which may be required due to a decline in estimated fair market value after receipt, are reflected in general operating expenses.

      Realized and unrealized gains (losses) on marketable equity securities included in CIT's venture capital investment companies are included directly in operations. Unrealized gains and losses, representing the difference between carrying value and estimated current fair market value, for all other debt and marketable equity securities are recorded as other comprehensive income in a separate component of equity.

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

                      THE CIT GROUP, INC. AND SUBSIDIARIES

Derivative Financial Instruments

      CIT primarily uses interest rate and currency swaps for worldwide market risk management. These transactions are entered into as hedges against the effects of future interest rate and currency fluctuations and, accordingly, are not carried at fair value. CIT does not enter into derivative financial instruments for trading or speculative purposes.

      The net interest differential, including premiums paid or received, if any, on interest rate swaps, is recognized on an accrual basis as an adjustment to finance income or as interest expense to correspond with the hedged position. In the event that early termination of a derivative instrument occurs, the net proceeds paid or received are deferred and amortized over the shorter of the remaining original contract life of the interest rate swap or the maturity of the hedged position.

      CIT uses derivative instruments to hedge the interest rate associated with the anticipated securitization, syndication, or whole loan sale of financing and leasing assets. Such derivative transactions are designated as hedges against a sale that is probable and for which the significant characteristics and terms have been identified, but for which there is no legally binding obligation. The net interest differential on the derivative instrument, including premium paid or received, if any, is recognized as an adjustment to the basis of the corresponding assets at the time of sale. In the event the anticipated sale does not occur, the related hedge position may be liquidated with any gain or loss recognized in operations at such time, and the related assets would be reclassified to finance receivables.

      CIT also uses foreign exchange forward contracts to hedge the net investments in foreign operations. These instruments are designated as hedges and resulting gains and losses are reflected in accumulated other comprehensive income as a separate component of equity.

Stock-Based Compensation

      Stock option plans are accounted for in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25".) In accordance with APB 25, no compensation expense is recognized for stock options issued. Pro forma disclosures, as if CIT applied the "Fair Value Based Method" for stock options granted to employees, have been provided in Note 16--"Postretirement and Other Benefit Plans." Compensation expense associated with restricted stock awards is recognized over the associated vesting periods.

Foreign Currency Translation

      CIT has operations in Canada, Europe and other countries outside the United States. The functional currency for these foreign operations is the local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rate prevailing during the year. The resulting translation adjustments, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in accumulated other comprehensive income as a separate component of equity.

Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

      Cash and cash equivalents includes cash and interest-bearing deposits, which generally represent overnight money market investments of excess cash borrowed in the commercial paper market and maintained for liquidity purposes. Cash inflows and outflows from commercial paper borrowings and most factoring receivables are presented on a net basis in the Statements of Cash Flows, as their original term is generally less than 90 days.

Other Comprehensive Income

      Other comprehensive income includes unrealized gains and losses on equity investments, securitization retained interests and foreign currency translation adjustments pertaining to both the net investment in foreign operations and the related derivatives designated as hedges of such investments.

Use of Estimates

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Note 3--Acquisitions

      On November 15, 1999, CIT acquired Newcourt, a publicly traded, non-bank financial services enterprise that originated, invested in and securitized, syndicated and sold asset-based loans and leases. Newcourt's origination activities focused on the commercial and corporate finance segments of the asset-based financing market. Newcourt, which was headquartered in Toronto, Canada, operated extensively in the United States and Canada, with strategic locations in Europe, Latin America, and the Pacific Rim.

      In connection with the acquisition, 76,428,304 shares of CIT common stock and 27,577,082 exchangeable shares of CIT Exchangeco Inc. (exchangeable on a one-for-one basis for shares of CIT common stock) were issued for all Newcourt common stock outstanding. The value of CIT common stock issued in connection with the acquisition (including exchangeable shares) was $2,563.7 million, based upon 148,536,081 outstanding shares of Newcourt at a price of $17.26. The price per share was determined by multiplying the average closing price of CIT common stock for the two-day period both before and after the acquisition announcement on August 5, 1999 by the exchange ratio of .70.

      The acquisition has been accounted for using the purchase method. The difference between the purchase price and the estimated fair value of net assets acquired has been allocated to goodwill in the Consolidated Balance Sheets. The goodwill created by the Newcourt acquisition was $1,583.2 million, which includes an increase of $200.1 million during 2000 following a refinement to the original purchase price allocations as summarized, on an after tax basis, in the table below.

Dollars in Millions                                                       Amount
                                                                          ------
Retained interests in securitization transactions ......................  $117.6
Pre-acquisition contingencies ..........................................    32.2
Business restructuring, including adjustments to reflect dispositions ..    26.4
Other ..................................................................    23.9
                                                                          ------
   Total increase ......................................................  $200.1
                                                                          ======

      This goodwill is being amortized on a straight-line basis over twenty-five years from the date of acquisition.

      In connection with the acquisition, CIT established an integration plan, which identified activities that would not continue and the associated costs of exiting those activities. The plan identified areas for adjusting the amount of real estate required, including the closing of the Newcourt corporate location in New Jersey, the reduction of corporate office space in Toronto, Canada, and the elimination of various other operating locations throughout the United States and Canada. The plan also identified employees for involuntary termination.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

      The following table summarizes activity in the restructuring liability. The remaining accrual balances represent expenditures expected during 2001.

                                                                  Severance
                                                                  and Other      Leasehold      Transaction
                                                                 Termination    Termination      and Other
Dollars in Millions                                                 Costs          Costs           Costs           Total
                                                                 -----------    -----------     -----------        ------
Balance at November 15, 1999 .................................     $102.1          $ 24.5          $ 72.6          $199.2
  Cash payments ..............................................      (48.1)             --           (38.0)          (86.1)
  Transaction fees paid in CIT stock .........................         --              --           (14.3)          (14.3)
  Non-cash reductions ........................................         --              --            (2.5)           (2.5)
                                                                   ------          ------          ------          ------
Balance at December 31, 1999 .................................       54.0            24.5            17.8            96.3
  Cash payments ..............................................      (60.7)          (10.2)           (8.1)          (79.0)
  Additions ..................................................        6.7              --              --             6.7
  Non-cash reductions ........................................         --            (2.4)           (6.2)           (8.6)
                                                                   ------          ------          ------          ------
Balance at December 31, 2000 .................................     $   --          $ 11.9          $  3.5          $ 15.4
                                                                   ======          ======          ======          ======

      On April 1, 1999, CIT purchased certain factoring assets of Congress Financial Corporation ("Congress") from First Union Corporation, and on December 1, 1999, CIT purchased the domestic factoring business of Heller Financial Inc. ("Heller"). In total, these two acquisitions added in excess of $1.5 billion in financing and leasing assets. The combined goodwill created at the acquisition dates for these purchases was $270.6 million. This goodwill is being amortized on a straight-line basis over twenty years from the dates of acquisition.

      The actual 2000 results and the unaudited pro forma condensed consolidated statement of income for the year ended December 31, 1999, which has been prepared assuming that the 1999 acquisitions had occurred at the beginning of that year, follow.

                                                       Years Ended December 31,
                                                     --------------------------
Dollars in Millions, except per share amounts          2000      1999 Pro Forma
                                                     --------    --------------

Operating revenue ..........................         $2,381.4       $2,201.1
Net income .................................         $  611.6       $  448.1
Basic earnings per share ...................         $   2.34       $   1.69
Diluted earnings per share .................         $   2.33       $   1.68

      The pro forma results have been prepared for comparative purposes only. The pro forma results for the year ended December 31, 1999 are based on the historical operating results of the acquired companies prior to the acquisitions. The 1999 pro forma results include certain adjustments, primarily to recognize accretion and amortization based on the allocated purchase price of assets and liabilities. Further, the 1999 pro forma results do not include cost savings, reduced securitization activity and other initiatives introduced by CIT. Accordingly, management does not believe that the 1999 pro forma results are indicative of the actual results that would have occurred had the acquisition closed at the beginning of 1999, nor are they indicative of future results.

Note 4--Finance Receivables

      The following table presents the breakdown of finance receivables by loans and lease receivables.

                                                            December 31,
                                                      -------------------------
Dollars in Millions                                      2000           1999
                                                      ----------     ----------
Loans:
  Commercial .......................................  $18,727.0       $16,997.9
  Consumer .........................................    4,193.4         3,887.9
Lease receivables ..................................   10,577.1        10,121.3
                                                      ---------       ---------
  Finance receivables ..............................  $33,497.5       $31,007.1
                                                      =========       =========

                      THE CIT GROUP, INC. AND SUBSIDIARIES

      Included in lease receivables at December 31, 2000 and 1999 are leveraged lease receivables of $1.1 billion and $931.9 million, respectively. Leveraged lease receivables exclude the portion funded by nonrecourse debt payable to third party lenders of $2.1 billion at both December 31, 2000 and 1999.

      Commercial and consumer loans are presented net of unearned income of $1.5 billion at both December 31, 2000 and 1999. Lease receivables are presented net of unearned income of $2.6 billion and $2.2 billion at December 31, 2000 and 1999, respectively.

      At December 31, 2000 and 1999, finance receivables exclude $11.1 billion and $11.0 billion, respectively, of finance receivables previously securitized and still managed by CIT.

      The following table sets forth the contractual maturities of finance receivables.

                                                               At December 31,
                                              ---------------------------------------------------
                                                       2000                         1999
                                              ---------------------        ----------------------
Dollars in Millions                             Amount      Percent          Amount       Percent
                                              ----------    -------        ----------     -------
Due within one year ........................   $14,185.7     42.3%          $11,761.2      37.9%
Due within one to two years ................     5,450.6     16.3             5,375.1      17.3
Due within two to four years ...............     5,774.6     17.2             5,789.3      18.7
Due after four years .......................     8,086.6     24.2             8,081.5      26.1
                                               ---------    -----           ---------     -----
  Total ....................................   $33,497.5    100.0%          $31,007.1     100.0%
                                               =========    =====           =========     =====

      Information about concentrations of credit risk is set forth in "Concentrations" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      The  following   table  sets  forth  the   information   regarding   total
non-performing assets.

                                                           At December 31,
                                                         ------------------
Dollars in Millions                                       2000        1999
                                                         ------      ------
Non-accrual finance receivables ..................       $704.2      $510.3
Assets received in satisfaction of loans .........        123.9       125.1
                                                         ------      ------
  Total non-performing assets ....................       $828.1      $635.4
                                                         ======      ======
Percent to finance receivables ...................         2.47%       2.05%
                                                         ======      ======

      At December 31, 2000 and 1999, the recorded investment in impaired loans, which are generally collateral dependent, totaled $326.6 million and $241.5 million, respectively, with a corresponding specific reserve for credit losses allocation of $59.9 million and $24.9 million, respectively. The average monthly recorded investment in the impaired loans was $256.6 million, $116.9 million and $73.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. There was no finance income recorded on these loans during 2000, 1999 or 1998 after being classified as impaired. The amount of finance income that would have been recorded under contractual terms for year end impaired loans would have been $38.1 million, $26.9 million, and $16.1 million in 2000, 1999, and 1998, respectively.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

Note 5--Reserve for Credit Losses

      The following table presents changes in the reserve for credit losses.

                                                                                At December 31,
                                                                        -------------------------------
Dollars in Millions                                                      2000        1999         1998
                                                                        ------     -------      -------
Balance, January 1 .........................................            $446.9     $ 263.7      $ 235.6
                                                                        ------     -------      -------
Provision for credit losses ................................             255.2       110.3         99.4
Reserves relating to acquisitions/dispositions .............               2.0       167.9          7.5
                                                                        ------     -------      -------
  Additions to the reserve for credit losses ...............             257.2       278.2        106.9
                                                                        ------     -------      -------
Finance receivables charged-off ............................            (255.8)     (111.1)      (103.7)
Recoveries on finance receivables
 previously charged-off ....................................              20.2        16.1         24.9
                                                                        ------     -------      -------
  Net credit losses ........................................            (235.6)      (95.0)       (78.8)
                                                                        ------     -------      -------
Balance, December 31 .......................................            $468.5     $ 446.9      $ 263.7
                                                                        ------     -------      -------
Reserve for credit losses as a percentage
 of finance receivables ....................................              1.40%       1.44%        1.33%
                                                                        ======     =======      =======

Note 6--Operating Lease Equipment

      The following table provides an analysis of operating lease equipment by equipment type, net of accumulated depreciation of $1,080.9 million at December 31, 2000 and $719.4 million at December 31, 1999.

                                                  At December 31,
                                             ------------------------
Dollars in Millions                            2000            1999
                                             --------        --------
Commercial aircraft .......................  $1,885.5        $1,528.4
Railroad equipment ........................   1,697.1         1,398.1
Information technology ....................   1,155.4           925.1
Telecommunications ........................     560.4           468.7
Transportation ............................     385.2           428.4
Business aircraft .........................     364.0           334.3
Manufacturing .............................     305.6           258.6
Other .....................................     837.4           784.3
                                             --------        --------
  Total ...................................  $7,190.6        $6,125.9
                                             ========        ========

      Included in the preceding table is equipment not currently subject to lease agreements of $351.0 million and $235.9 million at December 31, 2000 and 1999, respectively.

      Rental income on operating leases, which is included in finance income, totaled $1.7 billion in 2000, $617.8 million in 1999, and $314.1 million in 1998. The following table presents future minimum lease rentals on non-cancelable operating leases as of December 31, 2000. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing operating lease equipment at lease expiration, all of which are important components of operating lease profitability.

Years Ended December 31,
------------------------
Dollars in Millions                                            Amount
                                                             -----------
2001 ..............................................           $1,522.6
2002 ..............................................              992.1
2003 ..............................................              535.4
2004 ..............................................              280.3
2005 ..............................................              169.3
Thereafter ........................................              298.4
                                                              --------
    Total .........................................           $3,798.1
                                                              ========

                      THE CIT GROUP, INC. AND SUBSIDIARIES

Note 7--Investments in Debt and Equity Securities

      At December 31, 2000 and 1999, CIT's investments in debt and equity securities designated as available for sale totaled $849.7 million and $892.0 million, respectively.

      Included in CIT's investments in debt and equity securities are retained interests in commercial securitized assets of $684.5 million and consumer securitized assets of $155.9 million at December 31, 2000 and commercial securitized assets of $676.8 million and consumer securitized assets of $194.8 million at December 31, 1999. Retained interests include interest-only strips, retained subordinated securities, and cash reserve accounts related to securitizations. The carrying value of the retained interests in securitized assets is reviewed quarterly for valuation impairment.

      The securitization programs cover a wide range of products and collateral types with significantly different prepayment and credit risk characteristics.

      The prepayment speed, in the tables below, is based on CPR which expresses payments as a function of the declining amount of loans at a compound annual rate. Expected credit losses are based upon annual loss rates. The key economic assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2000 by product type were as follows.

                                                                                    Consumer
                                                                       ----------------------------------
                                                                       Manufactured
                                                       Commercial       Housing &           Recreational
                                                        Equipment       Home Equity        Vehicle & Boat
                                                     ---------------   ------------        --------------
Prepayment speed ..................................  4.50% - 9.81%          --                  --
Expected credit losses ............................  0.52% - 1.28%          --                  --
Weighted average discount rate ....................  8.50% - 9.86%          --                  --
Weighted average life (in years) ..................   0.69 - 2.69           --                  --

      Ranges of key economic assumptions used in calculating the fair value of the retained interests in securitized assets by product type at December 31, 2000 were as follows.

                                                                                        Consumer
                                                                           ----------------------------------
                                                                           Manufactured
                                                       Commercial           Housing &           Recreational
                                                        Equipment           Home Equity        Vehicle & Boat
                                                     ---------------        ------------       --------------
Prepayment speed ..................................  4.50% -  9.08%       16.84% - 30.00%      20.56% - 30.00%
Expected credit losses ............................  0.55% -  4.03%        0.15% -  0.90%       0.00% -  0.94%
Weighted average discount rate ....................  8.74% - 10.35%        8.00% - 12.00%       8.00% -  8.50%
Weighted average life (in years) ..................  0.52  -  1.97         2.37  -  3.95        0.79  -  2.88

      The impact of 10 percent and 20 percent adverse changes to the key economic assumptions on the fair value of retained interests as of December 31, 2000 is shown in the following tables.

                                                                                    Consumer
                                                                       ----------------------------------
                                                                       Manufactured
                                                       Commercial       Housing &           Recreational
Dollars in Millions                                     Equipment       Home Equity        Vehicle & Boat
                                                     ---------------   ------------        --------------
Prepayment speed:
  10 percent adverse change .........................   $ (0.8)           $(1.8)                $(5.0)
  20 percent adverse change .........................     (1.4)            (3.6)                 (9.2)
Expected credit losses:
  10 percent adverse change .........................    (20.6)            (0.4)                 (3.4)
  20 percent adverse change .........................    (41.3)            (0.8)                 (6.7)
Weighted average discount rate:
  10 percent adverse change .........................     (8.7)            (0.9)                 (2.0)
  20 percent adverse change .........................    (17.2)            (1.7)                 (4.0)

      These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular

                      THE CIT GROUP, INC. AND SUBSIDIARIES
assumption on the fair value of the retained interests is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

      The following tables summarize static pool credit losses, which represent the sum of actual and projected future credit losses, divided by the original pool of the respective assets. Amounts shown for each year are a weighted average for the securitizations during the period.



                                                          Commercial Equipment
                                                         Securitizations During
                                                         ----------------------
                                                           2000          1999
                                                          ------        -------

Actual and projected losses at:
  December 31, 2000 ..................................     1.83%         3.92%
  December 31, 1999 ..................................       --          4.59%

                                                          Recreational Vehicle
                                                                and Boat
                                                         Securitizations During
                                                         ----------------------
                                                           2000          1999
                                                          ------        -------
Actual and projected losses at:
  December 31, 2000 ..................................       --          2.32%
  December 31, 1999 ..................................       --          2.25%

      The table that follows summarizes certain cash flows received from and paid to securitization trusts for the year ended December 31, 2000.

                                                                  Year Ended
Dollars in Millions                                            December 31, 2000
                                                               -----------------
Proceeds from new securitizations ...........................      $4,310.9
Other cash flows received on retained interests .............         327.7
Servicing fees received .....................................          65.2
Purchases of delinquent or foreclosed assets ................         (11.0)
Purchases of ineligible contracts ...........................         (44.2)
Reimbursable servicing advances, net ........................         (44.7)
Purchases of contracts through clean up calls ...............        (259.0)
                                                                   --------
  Total, net ................................................      $4,344.9
                                                                   ========

      Charge-offs for the year ended December 31, 2000 and receivables past due 60 days or more at December 31, 2000 are set forth below, for both finance receivables and managed receivables. In addition to finance receivables, managed receivables include finance receivables previously securitized and still managed by us, but exclude operating leases and equity investments.

                                                 Charge-offs for the Year Ended December 31, 2000
                                                --------------------------------------------------
                                                  Finance Receivables         Managed Receivables
                                                ----------------------       ---------------------
Dollars in Millions                             Amount         Percent       Amount        Percent
                                                ------         -------       ------        -------
Commercial .................................    $181.2          0.62%         $346.2         0.88%
Consumer ...................................      54.4          1.32            85.7         1.15
                                                ------          ----          ------         ----
  Total ....................................    $235.6          0.71%         $431.9         0.93%
                                                ======          ====          ======         ====

                                                  Past Due 60 Days or More at December 31, 2000
                                                --------------------------------------------------
                                                  Finance Receivables         Managed Receivables
                                                ----------------------       ---------------------
Dollars in Millions                             Amount         Percent       Amount        Percent
                                                ------         -------       ------        -------
Commercial .................................    $788.8          2.69%       $1,279.6         3.18%
Consumer ...................................     211.1          5.03           279.4         3.86
                                                ------          ----        --------         ----
  Total ....................................    $999.9          2.98%       $1,559.0         3.29%
                                                ======          ====        ========         ====

                      THE CIT GROUP, INC. AND SUBSIDIARIES

Note 8--Debt

      The following table presents data on commercial paper borrowings.

                                                                            At December 31,
                                                                --------------------------------------
Dollars in Millions                                               2000            1999          1998
                                                                --------        --------      --------
Borrowings outstanding .....................................    $9,063.5        $8,974.0      $6,144.1
Weighted average interest rate .............................        6.57%           5.71%         5.35%
Weighted average maturity ..................................     37 days         27 days       38 days

                                                                   For the Years Ended December 31,
                                                                --------------------------------------
Dollars in Millions                                               2000            1999          1998
                                                                --------        --------      --------
Daily average borrowings ..................................     $10,565.1       $6,694.5      $6,572.1
Maximum amount outstanding ................................     $12,868.2       $9,295.0      $7,655.9
Weighted average interest rate ............................          6.23%          5.17%         5.51%

      The following tables present the contractual maturities of total debt at December 31, 2000 and 1999.

                                                                           At December 31, 2000
                                                               ---------------------------------------------          Total
                                                               Commercial      Variable-rate                      at December 31,
Dollars in Millions                                              Paper          Senior Notes         Total             1999
                                                               ----------      -------------       ---------      ---------------
Due in 2000 (rates ranging from
 4.00% to 7.57%) ....................................           $     --         $      --         $      --         $14,056.2
Due in 2001 (rates ranging from
 5.90% to 6.97%) ....................................            9,063.5           6,755.5          15,819.0           1,225.0
Due in 2002 (rates ranging from
 6.58% to 8.52%) ....................................                 --           4,355.0           4,355.0             820.0
Due in 2003 (rates ranging from
 5.81% to 6.04%) ....................................                 --              20.0              20.0              20.0
                                                                --------         ---------         ---------         ---------
 Total ..............................................           $9,063.5         $11,130.5         $20,194.0         $16,121.2
                                                                ========         =========         =========         =========

      The consolidated weighted average interest rates on variable senior notes at December 31, 2000 and 1999 were 6.76% and 6.03%, respectively.

                                                                          At December 31, 2000
                                                               -------------------------------------------
                                                                      Fixed-rate Notes                                Total
                                                               -----------------------------                     at December 31,
                                                                  Senior        Subordinated        Total             1999
                                                               -----------      ------------      ---------      ---------------
Due in 2000 (rates ranging from
 5.00% to 9.34%) ......................................        $        --         $   --         $      --         $ 4,827.2
Due in 2001 (rates ranging from
 5.50% to 9.25%) ......................................            4,464.8          200.0           4,664.8           4,678.7
Due in 2002 (rates ranging from
 5.50% to 8.26%) ......................................            3,028.4             --           3,028.4           2,885.0
Due in 2003 (rates ranging from
 4.90% to 8.26%) ......................................            3,851.5             --           3,851.5           1,268.8
Due in 2004 (rates ranging from
 4.41% to 8.26%) ......................................            1,752.3             --           1,752.3           1,766.4
Due in 2005 (rates ranging from
 5.91% to 8.26%) ......................................            2,890.6             --           2,890.6           3,670.9
Due after 2005 (rates ranging from
 3.25% to 8.25%) ......................................            1,566.0             --           1,566.0                --
                                                               -----------         ------         ---------         ---------
Face amount of maturities .............................           17,553.6          200.0          17,753.6          19,097.0
Purchase accounting adjustment and
 issue discount .......................................               17.5             --              17.5             155.3
                                                               -----------         ------         ---------         ---------
 Total ................................................        $  17,571.1         $200.0         $17,771.1         $19,252.3
                                                               ===========         ======         =========         =========

                      THE CIT GROUP, INC. AND SUBSIDIARIES

      Fixed-rate senior and subordinated debt outstanding at December 31, 2000 mature at various dates through 2028, with interest rates ranging from 3.25% to 9.25%. The consolidated weighted average interest rates on fixed-rate senior and subordinated debt at December 31, 2000 and 1999 were 6.83% and 6.61%, respectively. The purchase accounting adjustment and issue discount was reduced during 2000 primarily by the cash settlement of a derivative contract.

      The following table represents information on unsecured committed lines of credit with 47 banks that can be drawn upon to support commercial paper borrowings at December 31, 2000.

Maturity                                                           Amount
--------                                                          --------
Dollars in Millions
March 2001 ...............................................        $4,053.9
April 2003 ...............................................           765.0
March 2005 ...............................................         3,720.0
                                                                  --------
      Total credit lines .................................        $8,538.9
                                                                  ========

      The credit line agreements contain clauses that allow CIT to extend the expiration dates upon written consent from the participating banks.

      Certain foreign operations utilize local financial institutions to fund operations. At December 31, 2000, local credit facilities totaled $198.0 million, of which $104.6 million was available.

Note 9--Derivative Financial Instruments

      As part of managing the exposure to changes in market interest rates, CIT, as an end-user, enters into various interest rate swap transactions, all of which are transacted in over-the-counter markets, with other financial institutions acting as principal counterparties. CIT uses off-balance sheet derivatives for hedging purposes only, and does not enter into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated according to a hedge objective against: commercial paper, a specifically underwritten debt issue or a specific pool of assets. CIT's primary hedge objectives include the conversion of variable-rate liabilities to fixed-rates, the conversion of fixed-rate liabilities to variable-rates, the fixing of spreads on variable-rate liabilities to various market indices and the elimination of interest rate risk associated with anticipated securitization, syndication or whole loan sale of financing and leasing assets. The notional amounts, rates, indices and maturities of CIT's off-balance sheet derivatives are required to closely match the related terms of CIT's hedged assets and liabilities.

      CIT utilizes foreign exchange forward contracts or cross-currency swaps to convert U.S. dollar borrowings into local currency to the extent that local borrowings are not cost effective or available. CIT also utilizes foreign exchange forward contracts to hedge its net investment in foreign operations.

      The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position.

                                 Notional Amount
Interest Rate Swaps                in Millions                      Comments
----------------------------     ---------------   --------------------------------------------------
Floating to fixed-rate swaps         $8,916.6      Effectively  converts  the  interest  rate  on  an
                                                   equivalent   amount   of   commercial   paper  and
                                                   variable-rate notes to a fixed-rate.

Fixed to floating-rate swaps          1,002.8      Effectively  converts  the  interest  rate  on  an
                                                   equivalent   amount  of  fixed-rate   notes  to  a
                                                   variable-rate.

                                     --------
Total interest rate swaps            $9,919.4
                                     ========

                      THE CIT GROUP, INC. AND SUBSIDIARIES

      CIT's hedging activity increased interest expense by $25.9 million, $35.8 million and $23.4 million in 2000, 1999 and 1998, respectively, over the interest expense that would have been incurred with the existing debt structure but without CIT's hedging activity. However, this calculation of interest expense does not take into account any actions CIT would have taken to reduce interest rate risk in the absence of hedging activity, such as issuing more fixed-rate debt that would also tend to increase interest expense.

      CIT is party to cross-currency interest rate swaps with a notional principal amount of $1.2 billion. The swaps hedge foreign currency risk and have maturities ranging from 2001 to 2019 that correspond with the terms of the debt. CIT also entered into foreign currency exchange and bond forward contracts with notional amounts of $2.9 billion and $26.9 million, respectively, with maturities ranging from 2001 to 2004, to hedge foreign currency and interest rate risk.

      CIT is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative instrument. This risk is measured as the market value of interest rate swaps, bond forwards, or foreign exchange forwards with a positive fair value, which totaled $151.6 million at December 31, 2000, reduced by the effects of master netting agreements as presented in Note 20 -- "Fair Values of Financial Instruments." CIT manages this credit risk by requiring all derivative transactions be conducted with counterparties rated investment grade by nationally recognized rating agencies, with the majority of the counterparties rated "AA" or higher, and by setting limits on the exposure with any individual counterparty. Accordingly, CIT's actual counterparty credit risk at December 31, 2000 is not considered significant.

      The following table presents the notional principal amounts, weighted average interest rates expected to be received or paid and the maturities of U.S. dollar interest rate swaps at December 31, 2000.

                                         Floating to Fixed-rate                    Fixed to Floating-rate
                                    ----------------------------------        --------------------------------
                                                   Weighted Average                          Weighted Average
                                                   -------------------                       -----------------
Years Ending                        Notional       Receive       Pay           Notional      Receive      Pay
December 31,                         Amount         Rate         Rate           Amount        Rate        Rate
---------------------------------   --------       -------     -------        ---------      -------     -----
Notional Amount in Millions
2001 ............................   $1,980.3        6.73%       6.52%         $ 162.0        5.95%       6.80%
2002 ............................    1,336.4        6.64        6.47             61.0        6.18        6.88
2003 ............................    2,902.2        6.63        6.96            311.0        7.15        8.48
2004 ............................    1,009.4        6.72        7.18             11.0        7.85        7.42
2005 ............................      131.9        6.65        6.44            257.8        6.92        7.99
2006-Thereafter .................      986.2        6.71        6.94            200.0        5.92        6.76
                                    --------        ----        ----         --------        ----        ----
  Total .........................   $8,346.4        6.68%       6.79%        $1,002.8        6.60%       7.63%
                                    ========        ====        ====         ========        ====        ====

      In addition, at December 31, 2000, CIT had outstanding interest rate swaps denominated in Canadian dollars and Australian dollars. The Canadian dollar derivatives included instruments with U.S. dollar equivalent notional principal amount of $394.8 million that converted floating-rate debt to fixed-rate debt at weighted average receive and pay rates of 5.88% and 6.20%, respectively. The Australian dollar derivatives convert U.S. dollar equivalent $163.9 million in floating-rate debt to fixed-rate debt at weighted average receive and pay rates of 6.29% and 6.37%, respectively. The contractual maturities for both the Canadian and Australian derivatives are predominately between 2001 and 2004. All other foreign currency derivatives had an outstanding notional balance of U.S. dollar equivalent $11.5 million, which converted floating-rate debt to fixed-rate debt, maturing through 2002, at weighted average receive and pay rates of 5.14% and 3.56%, respectively.

      All rates were those in effect at December 31, 2000. Variable-rates are based on the contractually determined rate or other market rate indices and may change significantly, affecting future cash flows.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

      The following table presents the notional principal amounts of foreign exchange forwards, cross currency swaps and bond forwards at December 31, 2000. The bond forwards are utilized to hedge certain assets held for syndication.

                                                                                          Cross-Currency         Bond
                                                 Foreign Exchange Forwards                     Swaps           Forwards
                                   -----------------------------------------------------  --------------   ---------------
                                                        Hedges of Net
                                                       Investments in
Years ended                        Hedges of Debt    Foreign Operations       Total
December 31,                       Notional Amount     Notional Amount   Notional Amount  Notional Amount  Notional Amount
---------------------------------  ---------------   ------------------  ---------------  ---------------  ---------------
Notional Amounts in Millions
2001 ............................      $1,223.0           $573.4            $1,796.4         $ 183.4            $26.9
2002 ............................         498.4            221.6               720.0            11.7               --
2003 ............................         293.1             35.7               328.8           131.7               --
2004 ............................           7.5               --                 7.5           125.5               --
2005 ............................            --               --                  --           695.8               --
2006-Thereafter .................            --               --                  --            88.9               --
                                       --------           ------            --------        --------            -----
  Total .........................      $2,022.0           $830.7            $2,852.7        $1,237.0            $26.9
                                       ========           ======            ========        ========            =====

      During 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133." SFAS 137 delayed the implementation of SFAS No. 133, which is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. During June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133."

      We adopted SFAS 133 and 138 as of January 1, 2001. The adoption did not have a material effect on either the statement of financial position or the results of operations.

Note 10--Preferred Capital Securities

      In February 1997, CIT Capital Trust I (the "Trust"), a wholly-owned subsidiary of CIT, issued in a private offering $250.0 million of 7.70% Preferred Capital Securities (the "Capital Securities"), which were subsequently registered with the Securities and Exchange Commission pursuant to an exchange offer. The Trust subsequently invested the offering proceeds in Junior Subordinated Debentures (the "Debentures") of CIT, having identical rates and payment dates. The Debentures of CIT represent the sole assets of the Trust. Holders of the Capital Securities are entitled to receive cumulative distributions at an annual rate of 7.70% through either the redemption date or maturity of the Debentures (February 15, 2027). Both the Capital Securities issued by the Trust and the Debentures of CIT owned by the Trust are redeemable in whole or in part on or after February 15, 2007 or at any time in whole upon changes in specific tax legislation, bank regulatory guidelines or securities law. Distributions by the Trust are guaranteed by CIT to the extent that the Trust has funds available for distribution. CIT records distributions payable on the Capital Securities as an operating expense in the Consolidated Statements of Income.

Note 11--Stockholders' Equity

      Under the most restrictive provisions of agreements relating to outstanding debt, CIT may not, without the consent of the holders of such debt, permit stockholders' equity to be less than $200 million. Our primary bank line agreements include a minimum equity requirement of $3.8 billion.

      During 1998, CIT's Board of Directors authorized the purchase of up to 2,000,000 shares of common stock to provide for, among other things, its employee compensation programs. On March 14, 2000, the Board of Directors renewed and extended the 1998 stock repurchase program by authorizing the purchase of up to 3,000,000 additional shares of its common stock. Previously, on July 22, 1999, the Board of Directors renewed and extended the same program by authorizing the purchase of up to 2,000,000 additional shares. All 5,000,000 shares were repurchased under these extensions.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

      CIT has common stock, par value $.01 per share, with 1,210,000,000 shares authorized as of December 31, 2000. The following table summarizes activity in the outstanding common stock and exchangeable shares for 2000 and 1999, respectively.

                                                                          Common Stock
                                                       ---------------------------------------------------
                                                                               Less                                 Exchangeable
                                                          Issued             Treasury          Outstanding             Shares
                                                       -----------           ---------         -----------          ------------
Balance at December 31, 1998 ....................      163,144,879            (967,930)        162,176,949                   --
Shares issued:
 Newcourt acquisition ...........................       76,428,304                  --          76,428,304           27,577,082
Restricted shares issued, net ...................           27,997                  --              27,997                   --
Shares purchased, net ...........................               --          (1,777,755)         (1,777,755)                  --
Conversion of Exchangeco shares
 to common shares ...............................        2,684,772                  --           2,684,772           (2,684,772)
                                                       -----------           ---------         -----------           ----------

Balance at December 31, 1999 ....................      242,285,952          (2,745,685)        239,540,267           24,892,310
Restricted shares issued, net ...................        1,412,025                  --           1,412,025                   --
Shares purchased, net ...........................               --          (3,946,834)         (3,946,834)                  --
Conversion of Exchangeco shares
 to common shares ...............................       13,254,601                  --          13,254,601          (13,254,601)
                                                       -----------           ---------         -----------           ----------
Balance at December 31, 2000 ....................      256,952,578          (6,692,519)        250,260,059           11,637,709
                                                       ===========           =========         ===========           ==========


      On November 15, 1999, 27,577,082 exchangeable shares of CIT Exchangeco Inc., par value of $.01 per share, were issued in connection with the Newcourt acquisition. The holders of Exchangeco shares have dividend, voting and other rights equivalent to those of CIT common stock holders. These shares may be exchanged at any time at the option of the holder on a one-for-one basis for CIT common stock, and in any event CIT may redeem these shares on a one-for-one basis on or before November 1, 2004.

Note 12--Other Revenue

      The following table sets forth the components of other revenue.

                                                   Years Ended December 31,
                                                  --------------------------
Dollars in Millions                                2000      1999      1998
                                                  ------    ------    ------

Fees and other income ......................      $480.9    $161.0    $ 90.7
Factoring commissions ......................       154.7     118.7      95.7
Gains on sales of leasing equipment ........       113.2      56.4      45.2
Gains on securitizations ...................       109.5      14.7      12.5
Gains on venture capital investments .......        53.7      --        11.3
                                                  ------    ------    ------
  Total ....................................      $912.0    $350.8    $255.4
                                                  ======    ======    ======

Note 13--Salaries and General Operating Expenses

      The following table sets forth the components of salaries and general operating expenses (excluding goodwill amortization).

                                                  Years Ended December 31,
                                                ----------------------------
Dollars in Millions                               2000       1999      1998
                                                --------    ------    ------

Salaries and employee benefits ...........      $  600.7    $309.4    $245.4
Other operating expenses .................         434.5     206.6     162.3
                                                --------    ------    ------
  Total ..................................      $1,035.2    $516.0    $407.7
                                                ========    ======    ======

                      THE CIT GROUP, INC. AND SUBSIDIARIES

Note 14--Income Taxes

      The effective tax rate of CIT varied from the statutory federal corporate income tax rate as follows.

                                                     Years Ended December 31,
                                                     ------------------------
Percentage of Pretax Income                          2000      1999      1998
                                                     ----      ----      ----
Federal income tax rate ...........................  35.0%     35.0%     35.0%
Increase (decrease) due to:
  Goodwill amortization ...........................   2.1       0.2       0.1
  Foreign income taxes ............................   2.0        --        --
  State and local income taxes,
      net of federal income tax benefit ...........   1.6       2.7       3.0
  Other ...........................................  (2.8)     (3.1)     (2.8)
                                                     ----      ----      ----
Effective tax rate ................................  37.9%     34.8%     35.3%
                                                     ====      ====      ====

      The provision for income taxes is comprised of the following.

                                                     Years Ended December 31,
                                                  ------------------------------
Dollars in Millions                                2000        1999        1998
                                                  ------      ------      ------
Current federal income tax provision .......      $ 24.6      $ 16.7      $ 60.4
Deferred federal income tax provision ......       211.5       163.5       100.2
                                                  ------      ------      ------
  Total federal income taxes ...............       236.1       180.2       160.6
Foreign income taxes .......................       113.2         3.0          --
State and local income taxes ...............        24.6        24.4        24.4
                                                  ------      ------      ------
  Total provision for income taxes .........      $373.9      $207.6      $185.0
                                                  ======      ======      ======

      The tax effects of temporary differences that give rise to significant portions of the deferred federal and foreign income tax assets and liabilities are presented below.

                                                              At December 31,
                                                       -------------------------
Dollars in Millions                                      2000             1999
                                                       --------        ---------
Assets:

   Amortization of intangibles .................       $ (300.8)       $ (282.1)
   Net operating loss carryforwards ............         (216.0)         (153.8)
   Alternative minimum tax .....................          (85.7)          (50.7)
   Provision for credit losses .................          (73.4)          (90.1)
   Loan origination fees .......................          (29.7)          (22.6)
   Other .......................................          (96.3)          (81.1)
                                                       --------        --------
      Total deferred tax assets ................         (801.9)         (680.4)
                                                       --------        --------
Liabilities:

   Leasing transactions ........................        1,006.6           932.7
   Market discount income ......................          388.9           226.6
   Other .......................................           51.6            29.7
                                                       --------        --------
      Total deferred tax liabilities ...........        1,447.1         1,189.0
                                                       --------        --------
Net deferred tax liability .....................       $  645.2        $  508.6
                                                       ========        ========

      Included in deferred federal income taxes on the Consolidated Balance Sheets are unamortized investment tax credits of $1.6 million and $2.2 million at December 31, 2000 and 1999, respectively. Included in the accrued liabilities and payables caption in the Consolidated Balance Sheets are state and local deferred tax liabilities of $112.6 million and $66.8 million at December 31, 2000 and 1999, respectively, arising from the temporary differences shown in the above tables.

      At December 31, 2000 CIT has $538.6 million of non-capital losses available for tax purposes to offset future taxable income arising from the reversal of deferred income tax liabilities. These non-capital tax losses arise principally from temporary differences relating to depreciation and
restructuring   charges  as  well  as  certain  other

                      THE CIT GROUP, INC. AND SUBSIDIARIES
permanent differences. Non-capital losses pertaining to the Canadian operations of $208.2 million will expire at various dates through the year 2007. Net operating losses pertaining to the U.S. operations of $330.4 million will expire at various dates through the year 2020. CIT had an alternative minimum tax credit carryforward for income tax purposes of $85.7 million at December 31, 2000.

      During 2000, the net deferred tax liability was reduced by $95.6 million for the tax effect of purchase price allocation refinements recorded in goodwill.

Note 15--Earnings Per Share ("EPS")

      Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by CIT at the average market price for the period. Options that have an anti-dilutive effect are not included in the denominator and averaged approximately 14.9 million shares for the year ended December 31, 2000.

      The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented for the years ended December 31, 2000 and 1999 and 1998.

                                                     Income            Shares         Per-Share
Dollars in Millions, except per share amounts      (Numerator)     (Denominator)        Amount
                                                   -----------     -------------        ------
For the Year Ended December 31, 2000
Basic EPS:
   Income available to common shareholders .....     $611.6         261,141,544         $2.34
Effect of dilutive securities:
   Restricted shares ...........................         --           1,386,353         (0.01)
   Stock options ...............................         --             169,082            --
                                                     ------         -----------         -----
Diluted EPS ....................................     $611.6         262,696,979         $2.33
                                                     ======         ===========         =====
For the Year Ended December 31, 1999
Basic EPS:
   Income available to common shareholders .....     $389.4         174,013,063         $2.24
Effect of dilutive securities:
   Restricted shares ...........................         --           1,001,269         (0.02)
   Stock options ...............................         --             146,753            --
                                                     ------         -----------         -----
Diluted EPS ....................................     $389.4         175,161,085         $2.22
                                                     ======         ===========         =====
For the Year Ended December 31, 1998
Basic EPS:
   Income available to common shareholders .....     $338.8         161,987,897         $2.09
Effect of dilutive securities:
   Restricted shares ...........................         --             936,250         (0.01)
   Stock options ...............................         --             264,592            --
                                                     ------         -----------         -----
Diluted EPS ....................................     $338.8         163,188,739         $2.08
                                                     ======         ===========         =====

Note 16--Postretirement and Other Benefit Plans

Retirement and Postretirement Medical and Life Insurance Benefit Plans

      Certain employees of CIT who have completed one year of service and are 21 years of age or older participate in The CIT Group Holdings, Inc. Retirement Plan (the "Plan"). The retirement benefits under the Plan are based on the employee's age, years of benefit service, and a percentage of qualifying compensation during the final years of employment. Plan assets consist of marketable securities, including common stock and government and corporate debt securities. CIT funds the Plan to the extent it qualifies for an income tax deduction. Such funding is charged to salaries and employee benefits expense.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

      CIT also provides certain health care and life insurance benefits to eligible retired employees. Salaried participants generally become eligible for retiree health care benefits after reaching age 55 with 10 years of benefit service and 11 years of medical plan participation. Generally, the medical plans pay a stated percentage of most medical expenses reduced by a deductible as well as by payments made by government programs and other group coverage. The plans are funded on a pay as you go basis.

      The following tables set forth the change in obligations, plan assets, and funded status of the plans as well as the net periodic benefit cost.

                                                                    At or for the Years Ended December 31,
                                                  ----------------------------------------------------------------------
                                                         Retirement Benefits                Postretirement Benefits
                                                  ---------------------------------      -------------------------------
Dollars in Millions                                2000         1999         1998         2000        1999        1998
                                                  -------      -------      -------      -------     -------     -------
Change in Benefit Obligations
Benefit obligation at beginning of year ......    $ 107.9      $ 118.1      $ 100.4      $  36.7     $  37.2     $  35.0
Service cost .................................        7.0          7.2          6.3          2.0         1.8         1.5
Interest cost ................................        8.5          7.6          6.9          3.0         2.3         2.3
Plan participants' contributions .............         --           --           --          0.2          --          --
Plan amendments ..............................        2.6          1.3           --         (7.8)         --          --
Actuarial loss/(gain) ........................        4.6        (23.8)         7.0          5.1        (2.8)        1.2
Benefits paid ................................       (2.9)        (2.5)        (2.5)        (2.9)       (1.8)       (2.8)
                                                  -------      -------      -------      -------     -------     -------
Benefit obligation at end of year ............    $ 127.7      $ 107.9      $ 118.1      $  36.3     $  36.7     $  37.2
                                                  =======      =======      =======      =======     =======     =======
Change in Plan Assets
Fair value of plan assets at beginning of year    $ 140.7      $ 132.8      $ 128.5      $    --     $    --     $    --
Actual return on plan assets .................       (0.4)        10.4          6.8           --          --          --
Plan participants' contributions .............         --           --           --          0.2          --          --
Benefits paid ................................       (2.9)        (2.5)        (2.5)        (2.9)       (1.8)       (2.8)
Employer contributions .......................         --           --           --          2.7         1.8         2.8
                                                  -------      -------      -------      -------     -------     -------
Fair value of plan assets at end of year .....    $ 137.4      $ 140.7      $ 132.8      $    --     $    --     $    --
                                                  =======      =======      =======      =======     =======     =======
Reconciliation of Funded Status at End of Year
Funded status ................................    $   9.7      $  32.8      $  14.7      $ (36.3)    $ (36.7)    $ (37.2)
Unrecognized prior service cost ..............        2.4         (0.1)        (1.5)          --          --          --
Unrecognized net gain ........................       (6.0)       (25.8)        (4.7)        (3.0)       (8.4)       (6.2)
Unrecognized net transition obligation .......         --           --           --         11.8        21.2        22.9
                                                  -------      -------      -------      -------     -------     -------
Prepaid/(accrued) benefit cost ...............    $   6.1      $   6.9      $   8.5      $ (27.5)    $ (23.9)    $ (20.5)
                                                  =======      =======      =======      =======     =======     =======
Weighted-average Assumptions
Discount rate ................................       7.50%        7.75%        6.50%        7.50%       7.75%       6.50%
Rate of compensation increase ................       4.50%        4.75%        4.25%        4.50%       4.75%       4.25%
Expected return on plan assets ...............      10.00%       10.00%       10.00%          --          --          --

Components of Net Periodic Benefit Cost
Service cost .................................    $   7.0      $   7.2      $   6.3      $   2.0     $   1.8     $   1.5
Interest cost ................................        8.5          7.6          6.9          3.0         2.3         2.3
Expected return on plan assets ...............      (14.0)       (13.2)       (12.8)          --          --          --
Amortization of prior service cost ...........        0.1           --         (0.2)          --          --          --
Amortization of transition obligation ........         --           --           --          1.6         1.6         1.6
Amortization of gains ........................       (0.8)          --         (0.5)        (0.4)       (0.5)       (0.8)
                                                  -------      -------      -------      -------     -------     -------
Total net periodic expense/(benefit) .........    $   0.8      $   1.6      $  (0.3)     $   6.2     $   5.2     $   4.6
                                                  =======      =======      =======      =======     =======     =======

      For 2000, the assumed health care cost trend rates decline to an ultimate level of 5.25% in 2006 for all retirees; for 1999, 5.50% in 2005 for all retirees; and for 1998, 4.50% in 2005 for employees prior to reaching age 65.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following effects.

                                                         Postretirement Benefits
                                                         -----------------------
                                                           For the Years Ended
                                                         -----------------------
Dollars in Millions                                         2000         1999
                                                           ------       ------
Effect of One-percentage Point Increase on:
Year end benefit obligation .........................      $ 1.4        $ 2.8
Total of service and interest cost components .......      $ 0.5        $ 0.4

Effect of One-percentage Point Decrease on:
Year end benefit obligation .........................      $(1.3)       $(2.6)
Total of service and interest cost components .......      $(0.4)       $(0.4)

Savings Incentive Plan

      Certain employees of CIT participate in The CIT Group Holdings, Inc. Savings Incentive Plan. This plan qualifies under section 401(k) of the Internal Revenue Code. CIT's expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $13.2 million, $10.4 million and $9.6 million for 2000, 1999 and 1998, respectively.

Corporate Annual Bonus Plan

      The CIT Group Bonus Plan ("Bonus Plan") is an annual bonus plan covering certain executive officers and other employees. The amount of awards depend on a variety of factors, including corporate performance and individual performance during the calendar year for which awards are made and is subject to approval by the Compensation Committee of the Board of Directors. For the years ended December 31, 2000, 1999 and 1998, expenses for the Bonus Plan amounted to $40.0 million, $24.3 million and $18.6 million, respectively. Relating to their 1999 bonus, certain senior executive officers were permitted to defer up to fifty percent (50%) (in the form of CIT stock units). The deferred portion of the bonus was converted into restricted shares at a 25% premium, based on the closing price of CIT shares on the date of approval. Such restricted shares vest over a three-year period. The premium element is subject to forfeiture if the executive voluntarily terminates employment with CIT prior to three years from the date of the award. No deferral was offered for 2000.

Long-Term Equity Compensation Plan

      CIT sponsors a Long-Term Equity Compensation Plan (the "ECP"). The ECP allows CIT to issue to employees up to 28,900,000 shares of common stock through grants of annual incentive awards, incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units. Common stock issued under the ECP may be either authorized but unissued shares, treasury shares or any combination thereof. All options granted have 10 year terms. Options granted in 2000, 1999 and 1998 vest one-third on the first, second and third anniversary of the date of grant.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

      Data for the stock option plans is summarized as follows.

                                                      2000                                    1999
                                           --------------------------------      --------------------------------
                                                               Weighted                              Weighted
                                                            Average Option                        Average Option
                                             Shares         Price Per Share        Shares         Price Per Share
                                           ----------       ---------------      ----------       ---------------
Outstanding at beginning of year .....     16,551,643           $26.89            4,766,109           $27.39
Granted ..............................      7,096,081           $14.22            7,556,714           $23.38
Exercised ............................       (117,530)          $12.40              (27,698)          $27.00
Forfeited ............................     (2,487,154)          $26.99             (397,099)          $26.10
Converted Newcourt options
  outstanding at year end 1999 .......           --               --              4,653,617           $32.02
                                           ----------           ------           ----------           ------
Outstanding at end of year ...........     21,043,040           $22.72           16,551,643           $26.89
                                           ==========           ======           ==========           ======
Options exercisable at year end ......      7,801,955           $26.79            3,060,247           $26.13
                                           ==========           ======           ==========           ======
Weighted average fair value of options
  granted (1999 excludes converted
  Newcourt options) during the year ..                          $ 4.50                                $ 6.87
                                                                ======                                ======

      On November 18, 1999, 5,985,714 options were granted to certain employees as part of a broad-based incentive program. The CIT options that were granted to replace Newcourt options become vested and exercisable in accordance with the original grants.

      The fair value of options granted was determined at the date of grant using the Black-Scholes option pricing model, which assumed the following.

                            Expected              Average           Expected             Risk Free
     Option Issuance    Option Life Range     Dividend Yield    Volatility Range    Interest Rate Range
    -----------------   -----------------     --------------   -----------------   --------------------
    2000 ............       3-5 years              2.82%         36.23% - 43.51%       5.70% - 6.77%
    1999 ............       3-5 years              1.75%         28.93% - 34.82%       4.61% - 5.92%

      The following table summarizes information about stock options outstanding and options exercisable at December 31, 2000.

                                    Options Outstanding                         Options Exercisable
                       -----------------------------------------------     ----------------------------
      Range of                           Remaining         Weighted                         Weighted
      Exercise           Number         Contractual         Average          Number          Average
       Price           Outstanding         Life         Exercise Price     Exercisable   Exercise Price
-------------------    -----------       --------       --------------     -----------   --------------
$12.40 - $19.63 ...     7,144,308        9.7 years          $14.21             52,228         $12.86
$21.08 - $32.44 ...    12,847,904        7.9 years          $25.20          7,446,463         $25.99
$33.06 - $68.22 ...     1,050,828        7.3 years          $50.19            303,264         $49.04
                       ----------                                           ---------
 Total ............    21,043,040                                           7,801,955
                       ==========                                           =========

Employee Stock Purchase Plan

      In 1998, CIT adopted an Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, CIT is authorized to issue up to 1,000,000 shares of common stock to eligible employees. Under the terms of the ESPP, employees can choose to have between 1% and 10% of their base salary withheld to purchase CIT's stock at 85% of fair market value. During 2000, 1999 and 1998, CIT sold 207,177 shares, 132,084 shares and 21,214 shares, respectively, to participating employees under the ESPP.

Restricted Stock

      In January 2000, CIT issued 114,037 restricted shares in connection with the Bonus Plan. In addition, in January and November 2000, CIT issued 10,350 and 933 shares respectively in connection with awards to outside members of the Board of Directors. All shares were issued at fair market value. The per share value of the January

                      THE CIT GROUP, INC. AND SUBSIDIARIES

2000 Bonus Plan grant was $19.625. The per share values of the January and November 2000 Directors' grants were $19.625 and $16.75 respectively. Restricted shares issued in connection with the Bonus Plan vest on the third anniversary of the grant (January 2003). Restricted shares awarded to the outside members of the Board of Directors all vest one-third on the first, second and third anniversary of the grant date.

      On January 1, 2000, CIT issued 1,284,080 restricted shares in connection with the Performance Accelerated Restricted Share program. The shares were issued at a fair market value of $20.75. Restricted shares under this grant can vest on an accelerated basis in either three or four years (January 1, 2003 or 2004) based on earnings per share performance of CIT. If conditions for accelerated vesting are not met in either year, the remaining awards will vest on the fifth anniversary of grant (January 1, 2005).

      In January 1999, CIT issued 68,225 restricted shares in connection with the Bonus Plan. Such shares were issued at fair market value, which was $32.44 per share. The 1999 shares granted vest one-third on the first, second and third anniversary of the date of grant.

      The holder of restricted stock generally has the rights of a stockholder of CIT, including the right to vote and to receive cash dividends. Restricted stock of 1,446,032 shares and 945,606 shares was outstanding at December 31, 2000 and 1999. For the years ended December 31, 2000, 1999 and 1998, compensation expense recognized in connection with restricted stock was $13.2 million, $4.9 million and $5.2 million, respectively.

Accounting for Stock-Based Compensation Plans

      CIT has elected to apply Accounting Principles Board Opinion 25 ("APB 25") rather than the optional provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for its stock-based compensation plans. Under APB 25, CIT does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by SFAS 123, CIT has determined the pro forma information as if CIT had accounted for stock options granted under the fair value method of SFAS 123. Had the compensation cost of CIT's stock-based compensation plans been determined based on the operational provisions of SFAS 123, CIT's net income for 2000 and net income per diluted share would have been $591.8 million and $2.25, compared to $611.6 million and $2.33, as reported. For 1999, net income and net income per diluted share would have been $355.6 million and $2.03, compared to $389.4 million and $2.22, as reported. For 1998, net income and net income per diluted share would have been $333.4 million and $2.04, compared to $338.8 million and $2.08, as reported.

Note 17--Lease Commitments

      CIT has entered into noncancellable long-term lease agreements for premises and equipment. The following table presents future minimum rentals under such noncancellable leases at December 31, 2000.

Years Ended December 31,                                           Amount
------------------------                                          --------
Dollars in Millions
      2001 ...............................................         $ 60.1
      2002 ...............................................           53.5
      2003 ...............................................           47.8
      2004 ...............................................           41.6
      2005 ...............................................           36.4
      Thereafter .........................................           32.1
                                                                   ------
         Total ...........................................         $271.5
                                                                   ======

      In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $54.8 million due in the future under noncancellable subleases.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

      Rental expense, net of sublease income on premises and equipment, was as follows.

                                                Years Ended December 31,
                                        ---------------------------------------
Dollars in Millions ............         2000            1999             1998
                                        -------         -------         -------
Premises .......................         $47.7           $24.8           $17.1
Equipment ......................          11.1             7.1             6.5
Less sublease income ...........          (5.7)           (1.3)           (1.3)
                                         -----           -----           -----
  Total ........................         $53.1           $30.6           $22.3
                                         =====           =====           =====

Note 18--Legal Proceedings

      In the ordinary course of business, there are various legal proceedings pending against CIT. Management believes that the aggregate liabilities, if any, arising from such actions will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of CIT.

Note 19--Credit-Related and Other Commitments

      In the normal course of meeting the financing needs of its customers, CIT enters into various credit-related commitments. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. To minimize potential credit risk, CIT generally requires collateral and other credit-related terms and conditions from the customer. At the time credit-related commitments are granted, management believes the fair value of the underlying collateral and guarantees approximates or exceeds the contractual amount of the commitment. In the event a customer defaults on the underlying transaction, the maximum potential loss to CIT will be the contractual amount outstanding less the value of all underlying collateral and guarantees.

       The   accompanying   table   summarizes   the   contractual   amounts  of
credit-related commitments.

                                                                         At December 31,
                                                    ----------------------------------------------------------
                                                          Due to Expire
                                                    -------------------------         Total           Total
                                                     Within            After       Outstanding     Outstanding
Dollars in Millions                                 One Year         One Year         2000            1999
                                                    --------         --------     ------------     -----------
Unused commitments to extend credit:
  Financing and leasing assets ...................  $2,728.1           $371.4        $3,099.5        $3,128.1
Letters of credit and acceptances:
  Standby letters of credit ......................     171.9              2.0           173.9           168.5
  Other letters of credit ........................     467.8             32.5           500.3           373.9
  Acceptances ....................................       6.7               --             6.7            12.7
Guarantees .......................................     645.3               --           645.3           351.2

      During 2000 and 1999, we entered into agreements with both Airbus Industrie and the Boeing Company to purchase a total of 88 aircraft (at an estimated cost of approximately $5 billion), with options to acquire additional units, and with the flexibility to delay or terminate certain positions. Deliveries of these new aircraft are scheduled to take place over a five-year period, which started in the fourth quarter of 2000. Outstanding commitments to purchase aircraft, rail and other equipment from manufacturers to be placed on operating lease during 2001 totaled $694.0 million, of which $492.1 million have agreements in place to lease to third parties. Similar commitments to manufacturers for year 2000 purchases totaled $224.5 million at December 31, 1999.

Note 20--Fair Values of Financial Instruments

      SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of the estimated fair value of CIT's financial instruments, excluding leasing transactions accounted for under SFAS 13. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument, assuming adequate market liquidity. Since no established trading market exists for a significant portion of CIT's financial instruments, fair value estimates are based on
judgments   regarding   future

                      THE CIT GROUP, INC. AND SUBSIDIARIES
expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involving uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions or estimation methods may significantly affect the estimated fair values. Because of these limitations, management provides no assurance that the estimated fair values presented would necessarily be realized upon disposition or sale.

      Actual fair values in the marketplace are affected by other significant factors, such as supply and demand, investment trends and the motivations of buyers and sellers, which are not considered in the methodology used to determine the estimated fair values presented. In addition, fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of future business transactions and the value of assets and liabilities that are part of CIT's overall value but are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include customer base, operating lease equipment, premises and equipment, assets received in satisfaction of loans, and deferred tax balances. In addition, tax effects relating to the unrealized gains and losses (differences in estimated fair values and carrying values) have not been considered in these estimates and can have a significant effect on fair value estimates. The carrying amounts for cash and cash equivalents approximate fair value because they have short maturities and do not present significant credit risks. Credit-related commitments, as disclosed in Note 19--"Credit-Related and Other Commitments", are primarily short term floating-rate contracts whose terms and conditions are individually negotiated, taking into account the creditworthiness of the customer and the nature, accessibility and quality of the collateral and guarantees. Therefore, the fair value of credit-related commitments, if exercised, would approximate their contractual amounts.

      Estimated fair values, recorded carrying values and various assumptions used in valuing CIT's financial instruments at December 31, 2000 and 1999 are set forth below.

                                                             2000                             1999
                                                   ---------------------------     --------------------------
                                                    Carrying        Estimated       Carrying        Estimated
                                                      Value        Fair Value         Value        Fair Value
                                                      Asset           Asset           Asset           Asset
Dollars in Millions                                (Liability)     (Liability)     (Liability)     (Liability)
                                                   -----------     -----------     -----------     -----------
Finance receivables -- loans(a) ................   $22,599.8        $22,878.4       $20,638.1       $20,726.4
Finance receivables held for sale ..............     2,698.4          2,698.4         3,123.7         3,123.7
Other assets(b) ................................     1,809.0          1,827.1         1,728.8         1,746.2
Commercial paper(c) ............................    (9,063.5)        (9,063.5)       (8,974.0)       (8,974.0)
Fixed-rate senior notes and subordinated
   fixed-rate notes(d) .........................   (18,145.7)       (17,969.4)      (19,405.6)      (19,082.7)
Variable-rate senior notes(d) ..................   (11,221.8)       (11,127.2)       (7,209.4)       (7,146.7)
Credit balances of factoring clients and
   other liabilities(d) (e) ....................    (3,480.3)        (3,480.3)       (3,228.3)       (3,228.3)
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely debentures of the
   Company(f) ..................................      (250.0)          (240.8)         (250.0)         (232.8)
Derivative Financial Instruments:(g)
   Interest rate swaps, net ....................       (15.5)          (229.2)         (125.4)         (134.0)
   Cross-currency swaps, net ...................        (4.0)            (2.1)          (16.5)           13.8
   Foreign exchange forwards, net ..............        84.7             60.3            25.4            19.1
   Bond forwards, net ..........................          --             (2.2)           13.2            13.5

--------------------------------------------------------------------------------
(a) The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 8.14% to 10.01% for 2000 and 8.32% to 10.37% for 1999. The maturities used represent the average contractual maturities adjusted for prepayments. For floating-rate loans that reprice frequently and have no significant change in credit quality, fair value approximates carrying value. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $10.4 billion in 2000 and $10.0 billion in 1999.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

(b) Other assets subject to fair value disclosure include accrued interest receivable, retained interests in securitizations and investment
      securities.   The   carrying   amount  of  accrued   interest   receivable
      approximates fair value. Investment securities actively traded in a secondary market were valued using quoted available market prices. Investments not actively traded in a secondary market were valued based upon recent selling price or present value discounted cash flow analysis. The carrying value of other assets not subject to fair value disclosure totaled $1,202.2 million in 2000 and $618.6 million in 1999. Excluded from other assets is ($16.1) million net premium on foreign exchange forwards, which is included in this table under derivative financial instruments.

(c) The estimated fair value of commercial paper approximates carrying value due to the relatively short maturities.

(d) The carrying value of fixed-rate senior notes and subordinated fixed-rate notes includes $288.6 million and $256.6 million of accrued interest at December 31, 2000 and 1999, respectively. The variable-rate senior notes include $91.2 million and $62.2 million of accrued interest at December 31, 2000 and 1999, respectively. These amounts are excluded from the other liabilities balances in this table. The carrying value of the fixed-rate senior notes includes the net liability carrying value of derivative financial instruments (as presented in this table and explained in footnote "g") of $86.0 million and $103.3 million at December 31, 2000 and 1999, respectively. These derivative financial instrument values are included in the fixed-rate senior notes on the Consolidated Balance Sheets. Fixed-rate notes were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 6.10% to 8.31% in 2000 and 5.65% to 7.83% in 1999.

(e) The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities and payables with no stated maturities have an estimated fair value that approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $607.5 million in 2000 and $356.1 million in 1999.

(f) Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely debentures of the Company were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar issuances at the end of the year.

(g) CIT enters into derivative financial instruments for hedging purposes only. The 2000 and 1999 carrying values for interest rate swaps, cross-currency swaps and bond forwards represent purchase accounting adjustments associated with the instruments acquired from Newcourt and do not necessarily correlate directly with the presented fair values as CIT has other instruments that are carried only off-balance sheet. The carrying value balances will amortize as the instruments acquired mature. The carrying value for foreign exchange forwards is based on the change in spot rate from the initial contract date to the year end. The estimated fair values are obtained from dealer quotes and represent the net amount receivable or payable to terminate the agreement, taking into account current market interest rates and counter-party credit risk. See Note 9--"Derivative Financial Instruments" for notional principal amounts associated with the instruments.

Note 21--Certain Relationships and Related Transactions

      CIT has in the past and may in the future enter into certain transactions with affiliates of CIT. It is anticipated that such transactions will be entered into at a fair market value for the transaction.

      CIT's interest-bearing deposits generally represent overnight money market investments of excess cash that are maintained for liquidity purposes. From time to time, CIT may maintain such deposits with DKB.

      At December 31, 2000 and December 31, 1999, CIT's credit line coverage totaled $8.5 billion and $8.4 billion, respectively, of committed facilities. At December 31, 2000, DKB was committed under a five-year, $3.7 billion revolving credit facility and a 364-day, $3.7 billion revolving credit facility for $173.5 million per facility. In addition, DKB was committed under a separate $333.9 million credit facility for $17.4 million. At December 31, 1999, DKB was a committed bank under a five-year, $3.7 billion revolving credit facility and a 364-day, $1.7 billion revolving credit facility for $210.0 million and $93.0 million, respectively. Additional information regarding these credit lines can be found in Note 8--"Debt."

      CIT has entered into interest rate swap and cross-currency interest rate swap agreements with financial institutions acting as principal counterparties, including affiliates of DKB. The notional principal amount outstanding on interest rate swap agreements with DKB totaled $200.0 million and $220.0 million at December 31, 2000 and 1999, respectively. The notional principal amount outstanding on foreign currency swaps with DKB totaled $168.6 million at year end 2000 and 1999. CIT has entered into leveraged leasing arrangements with third party loan participants, including affiliates of DKB. Amounts owed to affiliates of DKB are $373.1 million at December 31, 2000 and $398.3 million at December 31, 1999.

      At December 31, 2000 and 1999, CIT has entered into credit-related commitments with DKB in the form of letters of credit totaling $19.5 million and $16.5 million, respectively, equal to the amount of the single lump sum premium necessary to provide group life insurance coverage to certain eligible retired employees and an amount to fund certain overseas finance receivables.

      CIT has entered into cash collateral loan agreements with DKB pursuant to which DKB made four loans to separate cash collateral trusts in order to provide additional security for payments on the certificates of the related securitization trusts. These securitization trusts were formed for the purpose of securitizing certain recreational vehicle and recreational marine finance receivables. At December 31, 2000 and 1999, the principal amount outstanding on the cash collateral loans with DKB was $8.9 million and $15.7 million, respectively.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

Note 22--Business Segment Information

Management's Policy in Identifying Reportable Segments

      CIT's reportable segments are comprised of strategic business units aggregated into segments based upon the commonality of their products, customers, distribution methods, operations and servicing, and the nature of their regulatory environment.

 Types of Products and Services

      CIT has five reportable segments: Equipment Financing and Leasing, Vendor Technology Finance, Commercial Finance, Structured Finance and Consumer.
Equipment Financing and Leasing, Vendor Technology Finance and Structured Finance offer secured lending and leasing products to midsize and larger companies across a variety of industries, including aerospace, construction, rail, machine tool, business aircraft, technology, manufacturing and transportation. For 1999, CIT's internal financial information combined Vendor Technology Finance and Structured Finance in the Vendor Technology Finance segment, due to the short period from the acquisition date to the end of the year and the business restructuring which took place as of year end. The Commercial Finance segment offers secured lending and receivables collection as well as other financial products to small and midsize companies. These include secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing. CIT's Consumer segment offers retail installment sale products to consumers focused primarily on home equity and retail sales financing secured by recreational vehicles and manufactured housing.

Segment Profit and Assets

      The accounting policies of the segments are the same as those described in
Note 2--"Summary of Significant Accounting Policies." Since CIT generates a majority of its revenue from interest, fees, and asset gains, management relies primarily on operating revenues to assess the performance of the segment. CIT also evaluates segment performance based on profit after income taxes, as well as asset growth, credit risk management and other factors.

      The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and the consolidated managed assets total at or for the years ended December 31, 2000, 1999 and 1998. Goodwill amortization is allocated to Corporate and Other for purposes of the table.

                                 Equipment     Vendor
                                 Financing   Technology   Commercial  Structured              Total      Corporate     Consolidated
Dollars in Millions            and Leasing    Finance      Finance    Finance(1)  Consumer   Segments    and Other(1)      Total
                               -----------    -------      -------    ----------  --------   --------    ------------  ------------
December 31, 2000
Operating revenue ...........  $   969.4    $   540.0    $   499.1   $   175.3   $   256.0   $ 2,439.8  $   (58.4)       $ 2,381.4
Income taxes ................      147.3         96.5        109.2        49.9        43.4       446.3      (72.4)           373.9
Net income ..................      287.8        148.9        161.8        89.6        73.3       761.4     (149.8)           611.6
Total managed assets ........   26,465.2     10,809.7      7,693.7     2,691.9     7,240.4    54,900.9       --           54,900.9

December 31, 1999
Operating revenue ...........      504.6        104.1        429.3        --         243.1     1,281.1      (12.9)         1,268.2
Income taxes ................      108.2          5.5        100.6        --          37.5       251.8      (44.2)           207.6
Net income ..................      231.5          7.5        141.4        --          60.0       440.4      (51.0)           389.4
Total managed assets ........   19,206.1     15,879.8      7,002.1     2,071.2     7,274.1    51,433.3       --           51,433.3

December 31, 1998
Operating revenue ...........      447.3         --          348.7        --         222.4     1,018.4       41.8          1,060.2
Income taxes ................       93.3         --           84.7        --          27.2       205.2      (20.2)           185.0
Net income ..................      193.9         --          119.1        --          44.3       357.3      (18.5)           338.8
Total managed assets ........   13,367.0         --        4,996.2        --       7,771.2    26,134.4       81.9         26,216.3

--------------------------------------------------------------------------------
(1) For 1998, Equity Investments is included in Corporate and Other. This unit is part of Structured Finance in 2000 and 1999.

                      THE CIT GROUP, INC. AND SUBSIDIARIES

      Finance income and other revenues derived from United States based financing and leasing assets were $5,215.6 million, $2,641.0 million and $2,129.9 million for the years ending December 31, 2000, 1999 and 1998, respectively. Finance income and other revenues derived from foreign based financing and leasing assets were $944.8 million, $275.7 million and $140.6 million for the years ending December 31, 2000, 1999 and 1998, respectively.

Note 23--Summarized Financial Information of Subsidiaries

      The following table presents summarized consolidated financial information for CIT Holdings LLC and its wholly owned subsidiary, Capita Corporation (formerly AT&T Capital). CIT has guaranteed on a full and unconditional basis the existing registered debt securities and certain other indebtedness of these subsidiaries. Therefore, CIT has not presented related financial statements or other information for these subsidiaries on a stand-alone basis.

      The following summarized consolidated financial information reflects results as of and for the year ended December 31, 2000 and also the transfer of various subsidiaries among other CIT entities.

                                                Year Ended December 31, 2000
                                              --------------------------------
                                                                     Capita
Dollars in Millions                           CIT Holdings LLC     Corporation
                                              ----------------     -----------
Operating revenue ...........................      $ 710.7           $ 442.5
Operating expenses ..........................        451.5             308.2
                                                  --------           -------
Income before provision for income taxes ....      $ 259.2           $ 134.3
Net income ..................................      $ 176.0           $  98.1


                                                     At December 31, 2000
                                              --------------------------------
                                                                     Capita
                                              CIT Holdings LLC     Corporation
                                              ----------------     -----------
Assets
Cash and cash equivalents ...................     $   48.6          $  129.3
Financing and leasing assets ................      6,781.5           5,294.7
Receivables from affiliates and other assets         914.4             145.9
                                                  --------          --------
Total assets ................................     $7,744.5          $5,569.9
                                                  ========          ========
Liabilities and Shareholders' Equity
Liabilities:
  Debt ......................................     $4,323.3          $3,879.6
  Other .....................................        477.0             326.2
                                                  --------          --------
Total liabilities ...........................      4,800.3           4,205.8
Total shareholders' equity ..................      2,944.2           1,364.1
                                                  --------          --------
Total liabilities and shareholders' equity ..     $7,744.5          $5,569.9
                                                  ========          ========

                      THE CIT GROUP, INC. AND SUBSIDIARIES

Note 24--Selected Quarterly Financial Data (Unaudited)

                                                                                2000
                                                        -----------------------------------------------------
                                                         First     Second       Third      Fourth
Dollars in Millions, except per share amounts           Quarter    Quarter     Quarter     Quarter     Year
                                                        -------    -------     -------     -------   --------
Net finance margin ...................................  $349.1      $359.2     $370.5      $390.6    $1,469.4
Other revenue ........................................   238.2       232.3      224.2       217.3       912.0
Salaries and general operating expenses ..............   268.2       257.5      250.2       259.3     1,035.2
Provision for credit losses ..........................    61.6        64.0       65.8        63.8       255.2
Goodwill amortization ................................    20.5        20.6       22.7        22.5        86.3
Minority interest in subsidiary trust holding
  solely debentures of the Company ...................     4.8         4.8        4.8         4.8        19.2
Provision for income taxes ...........................    88.3        93.2       95.0        97.4       373.9
Net income ...........................................  $143.9      $151.4     $156.2      $160.1      $611.6
Net income per diluted share .........................  $ 0.55      $ 0.58     $ 0.60      $ 0.61      $ 2.33

                                                                                1999
                                                        -----------------------------------------------------
                                                         First     Second       Third      Fourth
Dollars in Millions, except per share amounts           Quarter    Quarter     Quarter     Quarter     Year
                                                        -------    -------     -------     -------   --------
Net finance margin ...................................  $212.1      $214.4     $218.2      $272.7      $917.4
Other revenue ........................................    64.7        74.8       81.9       129.4       350.8
Salaries and general operating expenses ..............   105.8       108.0      110.2       192.0       516.0
Provision for credit losses ..........................    21.9        23.8       32.2        32.4       110.3
Goodwill amortization ................................     3.2         5.0        4.9        12.6        25.7
Minority interest in subsidiary trust holding
  solely debentures of the Company ...................     4.8         4.8        4.8         4.8        19.2
Provision for income taxes ...........................    49.2        51.3       51.1        56.0       207.6
Net income ...........................................  $ 91.9      $ 96.3     $ 96.9      $104.3      $389.4
Net income per diluted share .........................  $ 0.57      $ 0.59     $ 0.60      $ 0.49      $ 2.22

Note 25--Subsequent Event

      On March 13, 2001, Tyco International Ltd. (NYSE: TYC), a diversified manufacturing and service company, and CIT announced a definitive agreement whereby Tyco will acquire CIT. As part of this transaction, Tyco has entered into a purchase agreement with DKB for their approximate 27% interest, or 71 million shares, at a price of $35.02, in cash, per CIT share. The remaining shareholders will receive 0.6907 Tyco shares for each share of CIT in a tax-free, stock-for-stock exchange. The transaction, which is expected to close during the third quarter of 2001, is valued at $35.02 per share to CIT shareholders, or approximately $9.2 billion, based on Tyco's March 12, 2001 closing stock price.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      CIT will file this by amendment no later than April 30, 2001.

Item 11. Executive Compensation.

      CIT will file this by amendment no later than April 30, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      CIT will file this by amendment no later than April 30, 2001.

Item 13. Certain Relationships and Related Transactions.

      CIT will file this by amendment no later than April 30, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

      (a) The following documents are filed with the Securities and Exchange Commission as part of this report:

      1. The financial statements of The CIT Group, Inc. and Subsidiaries as set forth on pages 30 - 61.

      2. All schedules are omitted because they are not applicable or because the required information appears in the consolidated financial statements or the notes thereto.

      3. The following is an index of the Exhibits required by Item 601 of Regulation S-K filed with the Securities and Exchange Commission as part of this report:

            3.1 Amended and Restated Certificate of Incorporation of The CIT Group, Inc., dated November 12, 1999.

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

            10.3    Employment   Agreement  of  Albert  R.  Gamper,  Jr.,  dated
                    November 1, 1999.

            10.4 Employment Agreement of Joseph M. Leone, dated September 13, 2000, comparable to the agreements for Thomas L. Abbate, William M. O'Grady and Ernest D. Stein.

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

            10.9 The CIT Group, Inc. Long-Term Equity Compensation Plan, amended and restated as of July 26, 2000.

            10.10 The CIT Group, Inc. Employee Stock Purchase Plan, as amended and restated January 28, 1999 and amended September 17, 1999 (incorporated by reference to Annex R to the Joint Management Information Circular and Proxy Statement filed by CIT and Newcourt Credit Group Inc. on September 21, 1999).

            10.11 The CIT Group, Inc. Transition Option Plan, amended and restated as of July 26, 2000.

            10.12 Agreement and Plan of Merger, dated March 12, 2001, by and between Tyco Acquisition Corp. XIX (NV) and The CIT Group, Inc., including Guarantee of Tyco International Ltd.

            12      Computation of Ratios of Earnings to Fixed Charges.

            21      Subsidiaries of the Registrant.

            23      Consent of KPMG LLP.

            24      Powers of Attorney.

     (b) A Current Report on Form 8-K, dated October 26, 2000 was filed with the Securities and Exchange Commission reporting CIT's announcement of its earnings results for the quarter ended September 30, 2000 and the declaration of a dividend for the quarter ended September 30, 2000.

     A Current Report on Form 8-K, dated November 2, 2000, was filed with the Securities and Exchange Commission containing Form T-1, Statement of Eligibility of Trustee for Allfirst Bank with respect to a Registration Statement filed on Form S-3 by The CIT Group, Inc. and The CIT Group Securitization Corporation II, as coregistrants, for CIT RV Trust 2000-A.

     A Current Report on Form 8-K, dated November 7, 2000, was filed with the Securities and Exchange Commission containing the Term Sheet dated November 7, 2000 relating to CIT RV Trust 2000-A.

     A Current Report on Form 8-K, dated December 1, 2000, was filed with the Securities and Exchange Commission regarding CIT's Investor Day Conference and earnings guidance for 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE CIT GROUP, INC.

                                  By:           /S/ ERNEST D. STEIN
                                      ..........................................
                                                   Ernest D. Stein
                                    Executive Vice President and General Counsel

March 26, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  Signature and Title                                   Date
                   ----------------                                     ----

                ALBERT R. GAMPER, JR.*
 ....................................................
                 Albert R. Gamper, Jr.
Chairman, President, Chief Executive Officer and Director
             (principal executive officer)


                    DANIEL P. AMOS*
 ....................................................
                    Daniel P. Amos
                       Director


                     JOHN S. CHEN*
 ....................................................
                     John S. Chen
                       Director


                     ANTHEA DISNEY*
 ....................................................
                     Anthea Disney
                       Director


                 WILLIAM A. FARLINGER*
 ....................................................
                 William A. Farlinger
                       Director


                    THOMAS H. KEAN*
 ....................................................
                    Thomas H. Kean
                       Director


                    PAUL G. MORTON*
 ...................................................
                    Paul G. Morton
                       Director


                   TAKATSUGU MURAI*
 ...................................................
                    Takatsugu Murai
                       Director


                  WILLIAM M. O'GRADY*
 ....................................................
                  William M. O'Grady
                       Director


                     PAUL N. ROTH*
 ....................................................
                     Paul N. Roth
                       Director


                    PETER J. TOBIN*
 ....................................................
                    Peter J. Tobin
                       Director


                     KEIJI TORII*
 ....................................................
                      Keiji Torii
                       Director


                THEODORE V. WELLS, JR.*
 ....................................................
                Theodore V. Wells, Jr.
                       Director

                  Signature and Title                                  Date
                   ----------------                                    ----

                    ALAN F. WHITE*
 ....................................................
                     Alan F. White
                       Director


                  /S/ JOSEPH M. LEONE                             March 26, 2001
 ....................................................
                    Joseph M. Leone
             Executive Vice President and
                Chief Financial Officer
            (principal accounting officer)


*BY:             /S/ ERNEST D. STEIN                              March 26, 2001
     ...............................................
                    Ernest D. Stein
                   Attorney-In-Fact

      Original powers of attorney authorizing Albert R. Gamper, Jr., Ernest D. Stein, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.