Form 10-K/A
period 2000-12-31
CIT GROUP INC
filed 2001-04-30
CIK 20388

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   Form 10-K/A
                                (Amendment No. 1)
(Mark One)

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

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
         Title of each class                                which registered
         -------------------                            ------------------------
Common Stock, par value $0.01 per share                  New York Stock Exchange
                                                         Toronto Stock Exchange
   5 7/8% Notes due October 15, 2008                     New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock including Exchangeable Shares held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of the Common Stock ($35.40 per share), which occurred on April 20, 2001, was $4,631,150,201. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant. At April 20, 2001, 262,350,955 shares of CIT's Common Stock including Exchangeable Shares, par value $0.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                      None

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

Form 10-K
 Item No.                         Name of Item                              Page
 --------                         ------------                              ----

                                    Part III


Item  10. Directors and Executive Officers of the Registrant ..............   1
Item  11. Executive Compensation ..........................................   4
Item  12. Security Ownership of Certain Beneficial Owners and Management ..  11
Item  13. Certain Relationships and Related Transactions ..................  13

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

     The following table sets forth information concerning CIT's 14 directors, including information as to each director's age as of March 1, 2001 and business experience during the past five years. This information was provided to CIT by the directors. CIT knows of no family relationship among the directors. Certain directors are also directors or trustees of privately held businesses or not-for-profit entities that are not referred to below.

Name                            Age   Current Position/Offices
----                            ---   ------------------------
Albert R. Gamper, Jr. (1)       59    Chairman of the Board of Directors, President & Chief Executive Officer of CIT

Daniel P. Amos                  49    Chairman, President and Chief Executive Officer of AFLAC Incorporated and American Family Life
                                      Assurance Company of Columbus

John S. Chen                    45    Chairman, President and Chief Executive Officer of Sybase, Inc.

Anthea Disney                   56    Executive Vice President - Content of News Corporation

William A. Farlinger            71    Chairman of Ontario Power Generation, Inc.

Hon. Thomas H. Kean             65    President, Drew University and Former Governor of New Jersey

Paul G. Morton                  62    Chairman, Security Investment Corporation Limited

Takatsugu Murai                 57    Senior Managing Director and General Manager of Asia and President of the International
                                      Banking Company, The Dai-Ichi Kangyo Bank, Limited ("DKB")

William M. O'Grady (1)          61    Executive Vice President & Chief Administrative Officer of CIT

Paul N. Roth                    61    Partner, Schulte Roth & Zabel LLP

Peter J. Tobin                  56    Dean, Peter J. Tobin College of Business, St. John's University

Keiji Torii                     53    Managing Executive Officer, Regional Head of the Americas and General Manager, New York
                                      Branch, DKB

Theodore V. Wells, Jr.          50    Partner, Paul, Weiss, Rifkind, Wharton & Garrison

Alan F. White                   63    Senior Associate Dean, Alfred P. Sloan School of Management, Massachusetts Institute of
                                      Technology

----------
(1) Messrs. Gamper and O'Grady, who are listed above as Directors, are also Executive Officers of CIT.

      Albert R. Gamper, Jr. has served as Chairman of the Board since January 2000, as President and Chief Executive Officer since December 1989 and as a Director since May 1984. From May 1987 to December 1989, Mr. Gamper served as Chairman and Chief Executive Officer. Prior to December 1989, Mr. Gamper also held a number of executive positions at Manufacturers Hanover Corporation, a prior owner of CIT, where he had been employed since 1962. Mr. Gamper is a director of Public Service Enterprise Group Incorporated.

      Daniel P. Amos has served as a Director of CIT since January 1998. Mr. Amos has served as President and Chief Executive Officer of AFLAC Incorporated, a life insurance company, and of its principal subsidiary, American Family Life Assurance Company of Columbus, since August 1990. Mr. Amos is a director of AFLAC Incorporated and The Southern Company.

      John S. Chen has served as a Director of CIT since October 2000. Mr. Chen has served as Chairman, President and Chief Executive Officer of Sybase, Inc., a software developer, since August 1997. From 1991 to 1997, Mr. Chen served as Chairman, President, and Chief Executive Officer of Pyramid Technology, a subsidiary of Siemens. Mr. Chen is also a director of Sybase, Inc.

      Anthea Disney has served as a Director of CIT since December 1998. Ms. Disney has served as Executive Vice President - Content of News Corporation Ltd. since June 1999. Prior to June 1999, Ms. Disney was Chairman and Chief Executive Officer of News America Publishing Group, a division of News Corporation, since October 1997. Ms. Disney has held a number of other positions with News
Corporation since 1990, including President and Chief Executive Officer of Harper Collins Publishers and Editor-in-Chief of I-Guide.

      William A. Farlinger has served as a Director of CIT since November 1999. Prior to the acquisition by CIT of Newcourt Credit Group Inc., Mr. Farlinger served as a director of Newcourt. Mr. Farlinger has served as Chairman of Ontario Power Generation Inc. (formerly Ontario Hydro) since November 1995, including as Chairman, President and Chief Executive Officer from August 1997 to March 1998. Prior to joining Ontario Hydro, Mr. Farlinger was President of William A. Farlinger & Associates from January 1994 to November 1995, and previously worked in various capacities with the accounting and management consulting firm of Ernst & Young, Canada, including serving as Chairman and Chief Executive Officer from 1987 to 1994.


      Hon. Thomas H. Kean has served as a Director of CIT since November 1999. Mr. Kean has served as President of Drew University since February 1990, and is the former Governor of the State of New Jersey. He is the Chairman and a member of the Board of Directors of Carnegie Corporation of New York. He is also a director of Amerada Hess Corporation, ARAMARK Corporation, Fiduciary Trust Co. International, The Pepsi Bottling Group, and UnitedHealth Group Inc. Mr. Kean is also a director of Robert Wood Johnson Foundation, a non-profit foundation.

      Paul G. Morton has served as a Director of CIT since November 1999. Prior to the acquisition by CIT of Newcourt, Mr. Morton served as a director of Newcourt. Mr. Morton has been the Chairman of Security Investment Corporation, Cinitel Corp., and Paul Morton Holdings since 1961. He is also a former President of Global Communications Limited and a former Chairman of the Stadium Corporation of Ontario. Mr. Morton also served as a member of the Board of Directors of Canada Deposit Insurance Corporation from 1988 to 1994.

      Takatsugu Murai has served as a Director of CIT since February 2000. Mr. Murai has been Senior Managing Director and General Manager of Asia and President of the International Banking Company at DKB since April 1999. Prior to April 1999, Mr. Murai served as Senior Managing Director of DKB since May 1998, as Managing Director since May 1997 and as Director and General Manager of the London Branch of DKB since June 1995. Prior to June 1995, Mr. Murai held a number of executive positions at DKB, where he has been employed since 1967.

      William M. O'Grady has served as a Director of CIT since April 1999 and as CIT's Executive Vice President and Chief Administrative Officer since January 1986. Previously he served in a number of other executive positions with CIT and with RCA Corporation, a prior owner of CIT, since July 1965.

      Paul N. Roth has served as a Director of CIT since December 1989. Mr. Roth has been a partner in the New York law firm of Schulte Roth & Zabel LLP since it was founded in 1969.

      Peter J. Tobin has served as a Director of CIT since May 1984. Mr. Tobin has been Dean of the Peter J. Tobin College of Business at St. John's University since August 1998. From March 1996 to December 1997, Mr. Tobin was Chief Financial Officer of The Chase Manhattan Corporation. From January 1992 to March 1996, Mr. Tobin served as Chief Financial Officer of both Chemical Bank and Chemical Banking Corporation, a predecessor of The Chase Manhattan Corporation, and prior to that he served in a number of executive positions at Manufacturers Hanover Corporation, a predecessor of Chemical Banking Corporation. He is a director of AXA Financial (formerly The Equitable Companies Incorporated), Alliance Capital Management, L.P., a subsidiary of AXA Financial that manages mutual funds, and PA Consulting, a management consulting firm.

      Keiji Torii has served as a Director of CIT since April 1999. He also was a Director and Senior Executive Vice President of CIT from April 1996 to April 1997 and a Director and Executive Vice President of CIT from May 1993 to April 1996. Mr. Torii has been Managing Executive Officer, Regional Head of the Americas and General Manager of the New York Branch of DKB since May 2000. Prior to May 2000, Mr. Torii served as Director, Regional Head of the Americas and General Manager of the New York Branch of DKB since June 1999, as Regional Head of the Americas and General Manager of the New York branch of DKB since April 1999 and as General Manager of International Planning and Coordination Division since May 1997.

      Theodore V. Wells, Jr. has served as a Director of CIT since November 1999. Mr. Wells has been a partner in the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison since January 3, 2000, and prior to that date from 1982 was a partner in the New Jersey law firm of Lowenstein Sandler PC.

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

Executive Officers

      The following table lists the names and ages, followed by a biographical summary, of CIT's executive officers as of March 1, 2001, other than Messrs. Gamper and O'Grady, who are listed above as directors. CIT knows of no family relationship among CIT's executive officers or with any director. The executive officers were appointed by and hold office at the discretion of the Board of Directors.

Name                   Age  Current Position/Offices(1)
----                   ---  ---------------------------
Thomas L. Abbate       55   Executive Vice President and Chief Risk Officer

Joseph M. Leone        47   Executive Vice President and Chief Financial Officer

Ernest D. Stein        61   Executive Vice President and General Counsel

----------
(1) Certain executive officers are also directors or trustees of privately held or not-for-profit organizations that are not referred to below.

      Thomas L. Abbate has served as CIT's Executive Vice President and Chief Risk Officer since July 2000. Previously, Mr. Abbate served as Executive Vice President of Credit Risk Management of CIT since October 1999 and as Executive Vice President and Chief Credit Officer of Equipment Financing, a business unit of CIT, since August 1991. Prior to August 1991, Mr. Abbate held a number of executive positions with CIT and with Manufacturers Hanover Corporation, where he had been employed since 1973.

      Joseph M. Leone has served as CIT's Executive Vice President and Chief Financial Officer since July 1995. Previously, Mr. Leone served as Executive Vice President of Sales Financing, a business unit of CIT, from June 1991, Senior Vice President and Controller since March 1987, and in a number of other executive positions with Manufacturers Hanover Corporation since May 1982.

      Ernest D. Stein has served as CIT's Executive Vice President and General Counsel since February 1994. Previously, Mr. Stein served as Senior Vice President and Deputy General Counsel since April 1993, as Senior Vice President and Assistant General Counsel since March 1992, and in a number of executive positions with Manufacturers Hanover Corporation, including Executive Vice President and General Counsel since December 1985.

Compliance with Section 16(a) of the Securities Exchange Act

      Based on CIT's records and other information, CIT believes that its Directors and officers complied with all applicable SEC filing requirements for reporting beneficial ownership of CIT's equity securities for 2000, except that Mr. Farlinger inadvertently failed to record in his Form 3 filed for November 15, 1999 that his spouse owned 245 shares of CIT Common Stock and Mr. Kean inadvertently failed to file a Form 4 for June 2000 to report that he purchased 4,000 shares of CIT Common Stock. Additionally, David D. McKerroll, Group Chief Executive Officer of CIT Structured Finance, and Bradley D. Nullmeyer, Group Chief Executive Officer of CIT Vendor Technology Finance, inadvertently failed to include a grant of 30,000 shares of performance accelerated restricted stock to each of them in their Form 5s filed in February 2001. Mr. Farlinger filed an amended Form 3 and Mr. Kean filed a Form 5 in February 2001 to correct their ownership record. Messrs. McKerroll and Nullmeyer filed Form 4 reports at the beginning of March 2001 to report the stock grants. Mr. Kean reported his purchase to CIT on a timely basis, but CIT failed to file the Form 4 on his behalf due to a clerical error.

Item 11. Executive Compensation.

Compensation of Directors

      Our Directors who are not employees or officers of DKB or CIT or of any subsidiary of either of them are paid an annual Board membership retainer of $50,000, but receive no additional payments for attendance at meetings or for service on any committee. Pursuant to CIT's Long-Term Equity Compensation Plan ("ECP"), outside directors may elect to receive some or all of the annual retainer in the form of stock options (having a Black-Scholes calculation equal to the amount of the retainer that is taken in the form of options) or restricted stock, which will each vest in three equal, annual installments, rather than cash. Any retainer amount elected to be received as restricted stock will be converted to shares of Common Stock with a market value equal to 125% of the elected award amount, in recognition of the election to forgo cash compensation. Such directors are also eligible for grants under the ECP and presently receive annual grants of stock options having a present value of $25,000, or $35,000 for each committee chairman.

Executive Compensation

      The table below sets forth the annual and long-term compensation, including bonuses and deferred compensation, of the Named Executive Officers for services rendered in all capacities to CIT during the fiscal years ended December 31, 2000, 1999, and 1998.

                           SUMMARY COMPENSATION TABLE
                                 (U.S. Dollars)

                                                                                   Long-Term Compensation
                                                                            -------------------------------------
                                        Annual Compensation                           Awards
                                        -------------------                           ------
                                                             Other Annual   Restricted     Securities   All Other
      Name and                                                 Compensa-       Stock       Underlying   Compensa-
Principal Positions          Year     Salary      Bonus(1)      tion(2)     Awards(1)(3)   Options(4)    tion(5)
-------------------          ----     ------      --------      -------     ------------   ----------    -------
Albert R. Gamper, Jr.        2000    $878,847    $  800,000     $98,188      $2,946,500     450,000      $41,954
Chairman, President          1999    $761,534    $1,237,503     $57,577      $     0        500,000      $36,861
and Chief Executive          1998    $663,471    $1,051,894     $37,778      $     0           0         $32,939
Officer

Thomas L. Abbate             2000    $287,298      $225,000     $11,590      $  415,000      55,000     $18,292
Executive Vice President     1999    $244,227      $256,271     $ 7,069      $     0         70,000     $16,169
and Chief Risk Officer       1998    $220,000      $207,500     $ 4,955      $     0           0        $15,200

Joseph M. Leone              2000    $358,088      $300,000     $21,168      $  785,626      90,000     $21,124
Executive Vice President     1999    $299,695      $433,007     $12,267      $     0        180,000     $18,388
and Chief Financial          1998    $237,000      $270,023     $ 7,813      $     0           0        $15,880
Officer

William M. O'Grady           2000    $348,078      $300,000     $21,334      $  785,626     115,000     $20,723
Executive Vice President     1999    $292,697      $421,881     $10,942      $     0        155,000     $18,108
and Chief Administrative     1998    $240,000      $225,014     $ 7,051      $     0           0        $16,000
Officer

Ernest D. Stein              2000    $280,768      $200,000     $13,193      $  502,000      50,000     $18,031
Executive Vice President     1999    $251,924      $244,386     $ 8,016      $     0         70,000     $16,477
and General Counsel          1998    $220,000      $168,777     $ 5,145      $     0           0        $15,200

----------
(1) The amounts shown in the Bonus column for 2000 represent the cash amounts paid under CIT's annual bonus plan. The amounts shown in the Bonus column for 1998 and 1999 represent the cash amounts paid under CIT's annual bonus plan and the value of Common Stock or common stock units received in lieu of cash. Pursuant to the ECP, executive officers could elect to receive between 10% and 50% of their 1998 and 1999 annual bonus awards in Common Stock or common stock units, respectively, rather than cash. The cash portion deferred was converted to shares of Common Stock or common stock units with a market value equal to 125% of the deferred amount. The premium element is subject to forfeiture, under certain conditions, upon termination of employment with CIT prior to three years from the date of the award. CIT pays dividends on the shares of Common Stock or common stock units awarded to each Named Executive Officer at the same rate applicable to all other issued and outstanding shares. The amounts included in the bonus column for shares issued in 1998 represent the fair market value on January 29, 1999 (the date of grant) of the shares of Common Stock awarded at $32.4375 per share. The awards in 1998 were as follows: Mr. Gamper - $584,375, Mr. Abbate - $37,500, Mr. Leone - $150,000, Mr. O'Grady - $125,000, and Mr.
Stein - $93,750. The amounts included in the bonus column for stock units issued in 1999 represent the fair market value on January 26, 2000 (the date of grant) of the common stock units awarded at $19.625 per share. The awards in 1999 were as follows: Mr. Gamper - $687,500, Mr. Abbate - $31,250, Mr. Leone - $165,000,
Mr. O'Grady - $234,375, and Mr. Stein - $71,875.

(2) The payments set forth in 2000, 1999 and 1998 under Other Annual Compensation represent the dividends paid on restricted stock held in each of those years. Such dividends were payable at the same rate applicable to all other issued and outstanding shares.

(3) Restricted Stock Awards include grants made in January 2000 under a Performance Accelerated Restricted Share Plan (PARS). Awards under this plan can vest on an accelerated basis in either three or four years (January 2003 or January 2004) based on Earnings Per Share performance of CIT. If conditions for accelerated vesting are not met in either the third or fourth year, all awards will vest on the fifth anniversary of the grant (January 2005). The shares were issued at a fair market value of $20.75. Awards were as follows: Mr. Gamper - 142,000 shares; Mr. Leone - 30,000 shares; Mr. O'Grady - 30,000 shares; Mr. Stein - 20,000 shares and Mr. Abbate - 20,000 shares.

For the year 2000, Restricted Stock Awards also include grants made under a Special Stock Award Program to Messrs. Leone, O'Grady and Stein. Payments under this plan were based on the achievement of 2000 company performance measures. Awards were in the form of restricted stock grants recommended and approved on January 24, 2001. 50% of the award vested on this date and the remaining 50% is subject to restriction until January 24, 2002. The value of these grants are included in the Restricted Stock Awards column based on the share price on January 24, 2001 of $21.75.

The number and value at December 29, 2000 of restricted stock holdings based upon the closing market price of $20.125 per share for Common Stock was as follows: Mr. Gamper - 189,043 shares ($3,804,490); Mr. Abbate - 22,364 shares ($450,076); Mr. Leone - 45,241 shares ($910,475); Mr. O'Grady - 48,263
($971,293); and Mr. Stein - 27,590 ($555,249). Dividends are payable on Restricted Stock at the same rate applicable to all other issued and outstanding shares.

(4) Stock options to purchase Common Stock awarded under the ECP.

(5) The payments set forth under "All Other Compensation" include the matching employer contribution to each participant's account and the employer flexible retirement account contribution to each participant's flexible retirement account under The CIT Group, Inc. Savings Incentive Plan (the "CIT Savings Plan"). We made the matching employer contribution pursuant to a compensation deferral feature of the CIT Savings Plan under Section 401(k) of the Internal Revenue Code of 1986. Each of the Named Executive Officers received a contribution of $6,800 under the employer match and a contribution of $6,800 under the employer flexible retirement account. The payments set forth under "All Other Compensation" also included contributions to each participant's account under The CIT Group, Inc. Supplemental Savings Plan (the "CIT Supplemental Savings Plan"), which is an unfunded non-qualified plan. For 2000, they are as follows: Mr. Gamper - $28,354, Mr. Abbate - $4,692, Mr. Leone - $7,524, Mr. O'Grady - $7,123, and Mr. Stein - $4,431.

Stock Option Awards During 2000

      Stock options and other rights related to Common Stock may be awarded to executives under the ECP. The following table sets out awards of stock options to Named Executive Officers in 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                           Number of        Percent of
                                          Securities    Total Options/SARs
                                          Underlying        Granted to       Exercise or               Grant Date
                              Date of    Options/SARs      Employees in      Base Price   Expiration  Present Value
      Name                     Grant      Granted(1)        Fiscal Year        ($/Sh)        Date        (2)(3)
      ----                     -----      ----------        -----------        ------        ----        ------
Albert R. Gamper, Jr.         10/26/00     450,000             6.34%          $14.0625     10/26/10     $2,277,000
Chairman, President, and
Chief Executive Officer

Thomas L. Abbate              10/26/00      55,000             .078%          $14.0625      10/26/10     $278,300
Executive Vice President
and Chief Risk Officer

Joseph M. Leone               10/26/00      90,000             1.27%          $14.0625     10/26/10       $455,400
Executive Vice President
and Chief Financial
Officer

William M. O'Grady            10/26/00     115,000             1.62%          $14.0625      10/26/10      $581,900
Executive Vice President
and Chief Administrative
Officer

Ernest D. Stein               10/26/00      50,000             .070%          $14.0625     10/26/10       $253,000
Executive Vice President
and General Counsel

----------
(1) One-third of the stock options vest on each of the first, second, and third anniversary of the date of grant.

(2) For the October 2000 option grant, the estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table are identified below.

      o Exercise price on the options of $14.0625, equal to the fair market value of the underlying stock on the dates of grant.
      o     An option term of ten years.
      o Interest rate of 5.74 percent that represents the interest rate on U.S. Treasury securities on the date of grant with a maturity date corresponding to that of the option term.
      o Volatility of 43.65 percent calculated using daily stock prices for the 12 months prior to the date of grant.

      o A dividend yield of 2.84 percent reflecting an annual dividend on Common Stock of $0.40 per share.
      o Reductions of approximately 7.83 percent to reflect the probability of forfeiture due to termination prior to vesting, and approximately
            9.86 percent to reflect the probability of a shortened option term due to termination of employment prior to the option expiration date.

(3) The ultimate value of the options will depend on the future market price of CIT's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of CIT's Common Stock over the exercise price on the date the option is exercised.

      The following table gives additional information on options exercised in 2000 by the Named Executive Officers and on the number and value of options held by the Named Executive Officers at December 31, 2000.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
                                 (U.S. Dollars)

                                                                     Number of
                                                               Securities Underlying     Value of Unexercised
                                                                     Unexercised             In-the-Money
                                                                 Options at 12/31/00      Options at 12/31/00
                                                                 -------------------      -------------------
                                      Shares
                                     Acquired      Value            Exercisable/             Exercisable/
           Name                     on Exercise  Realized           Unexercisable            Unexercisable
           ----                     -----------  --------           -------------            -------------
Albert R. Gamper, Jr.                    0         $0             608,934/960,266            $0/$2,728,125
   Chairman, President, and
   Chief Executive Officer

Thomas L. Abbate                         0         $0              68,667/114,933              $0/$333,438
   Executive Vice President
   and Chief Risk Officer

Joseph M. Leone                          0         $0             136,867/247,733              $0/$545,625
   Executive Vice President
   and Chief Financial Officer

William M. O'Grady                       0         $0             123,967/254,733              $0/$697,188
   Executive Vice President
   and Chief Administrative
   Officer

Ernest D. Stein                          0         $0              76,000/123,000              $0/$303,125
   Executive Vice President
   and General Counsel

      The options reported are non-qualified stock options to purchase shares of Common Stock awarded under the ECP. The exercise price of the options ranges from $14.0625 to $30.75 per share and the closing trading price on the New York Stock Exchange of Common Stock at December 29, 2000 was $20.125.

Retirement Plans

      Effective January 1, 1990, The CIT Group, Inc. Retirement Plan (the "CIT Retirement Plan") was established. Assets necessary to fund the CIT Retirement Plan were transferred from the MHC Retirement Plan, Inc. (the "MHC Retirement Plan"), the predecessor plan in which our employees participated. Accumulated years of benefit service under the MHC Retirement Plan are included in the benefits formula of the CIT Retirement Plan, which covers officers and salaried employees who have one year of service and have attained age 21.

      Under the CIT Retirement Plan formula, at the normal retirement age of 65, an employee's pension is 1.25% of the employee's final average salary for each of the first 40 years of benefit service as a participant. "Final average salary" is the highest average salary received in any five consecutive years in the last ten years. "Salary" includes all wages paid by CIT, including before-tax contributions made to the CIT Savings Plan and salary reduction contributions pursuant to any Section 125 Plan, but excluding commissions, bonuses, incentive compensation, overtime, reimbursement of expenses, directors' fees, severance pay and deferred compensation. This salary is comparable to the "Salary" shown in the Summary Compensation Table. After completing five years of service, an employee whose employment with CIT has terminated is entitled to a benefit, as of the employee's normal retirement date, equal to the benefit earned to the date of termination of employment, or an actuarially reduced benefit commencing at any time after age 55 if the participant is eligible for early retirement under the CIT Retirement Plan. Certain death benefits are available to eligible surviving spouses of participants.

      The CIT Retirement Plan was revised in 2000 with a new "cash balance" formula that became effective January 1, 2001. Under this new formula, the member's accrued benefit as of December 31, 2000 was converted to a lump sum amount and each year thereafter the balance is credited with a percentage of the member's Base Salary, plus certain annual bonuses, certain annual sales incentives or commissions ("benefits pay"), depending on years of benefit service as follows:

               Period of Service                    % of "benefits pay"
               -----------------                    -------------------
                    1 -   9                                  5
                    10 - 19                                  6
                    20 - 29                                  7
                    30 or more                               8

      These balances also receive annual interest credits currently equal to 7%, subject to certain government limits. Upon termination after 5 years of employment or retirement, the amount credited to a member is paid in a lump sum or converted into an annuity, at the participant's option.

      Certain eligible members had the option of remaining under the CIT Retirement Plan formula as in effect prior to January 1, 2001.

      Because various laws and regulations set limits on the amounts allocable to a participant under the CIT Savings Plan and benefits under the CIT Retirement Plan, we have established the CIT Supplemental Retirement Plan. The CIT Supplemental Retirement Plan provides retirement benefits on an unfunded basis to participants who retire from CIT (whose benefits under the CIT Retirement Plan would be restricted by the limits) of an amount equal to the difference between the annual retirement benefits permitted and the amount that would have been paid but for the limitations imposed.

      The amounts set forth in the table are the amounts which would be paid to employees pursuant to the CIT Retirement Plan and the CIT Supplemental Retirement Plan under the formula in effect prior to January 1, 2001 at a participant's normal retirement age (age 65) assuming the indicated final average salary and the indicated years of benefit service and assuming that the straight life annuity form of benefit will be elected and that CIT Supplemental Retirement Plan benefits will be paid in the form of an annuity. However, benefits for retirement before age 65 would be less than those shown in the following table. Upon retirement, certain employees may receive a benefit frozen under a prior plan formula if such benefit is greater than the benefit payable under the formula represented in the following table.

                               PENSION PLAN TABLE
                                (in U.S. dollars)

             Annual Benefits Based on Years of Credited Service (1)

  Final
 Average
Salary of
 Employee                15                20             25            30            35            40
---------               ----              ----           ----          ----          ----          ----
  250,000              46,875            62,500          78,125        93,750       109,375       125,000
  300,000              56,250            75,000          93,750       112,500       131,250       150,000
  350,000              65,625            87,500         109,375       131,250       153,125       175,000
  400,000              75,000           100,000         125,000       150,000       175,000       200,000
  450,000              84,375           112,500         140,625       168,750       196,875       225,000
  500,000              93,750           125,000         156,250       187,500       218,750       250,000
  550,000             103,125           137,500         171,875       206,250       240,625       275,000
  600,000             112,500           150,000         187,500       225,000       262,500       300,000
  650,000             121,875           162,500         203,125       243,750       284,375       325,000
  700,000             131,250           175,000         218,750       262,500       306,250       350,000
  750,000             140,625           187,500         234,375       281,250       328,125       375,000
  800,000             150,000           200,000         250,000       300,000       350,000       400,000
  850,000             159,375           212,500         265,625       318,750       371,875       425,000
  900,000             168,750           225,000         281,250       337,500       393,750       450,000
  950,000             178,125           237,500         296,875       356,250       415,625       475,000
1,000,000             187,500           250,000         312,500       375,000       437,500       500,000
1,050,000             196,875           262,500         328,125       393,750       459,375       525,000
1,100,000             206,250           275,000         343,750       412,500      481,250        550,000
1,150,000             215,625           287,500         359,375       431,250      503,125        575,000
1,200,000             225,000           300,000         375,000       450,000      525,000        600,000

----------
(1) At December 31, 2000, Messrs. Gamper, Abbate, Leone, O'Grady, and Stein had 33, 26, 16, 31, and 7 years of benefit service respectively.

      Mr. Stein continues to earn benefits under the 1.25% final average salary formula. Messrs. Gamper, Abbate, Leone and O'Grady began earning benefits under the "cash balance" formula effective January 1, 2001. The following table shows the estimated annual retirement benefits (including the Supplemental Retirement
Plan) which would be payable to each individual if he retired at normal retirement age (age 65) at his 2001 "benefits pay". The projected amounts include annual interest credits at 7%.

Name                       Year of Normal Retirement    Estimated Annual Benefit
----                       -------------------------    ------------------------
Albert R. Gamper, Jr.                2007                       $585,000

Joseph M. Leone                      2018                       $221,500

William M. O'Grady                   2004                       $168,200

Thomas L. Abbate                     2010                       $180,000

Executive Retirement Plan

      The Named Executive Officers are participants under the Executive Retirement Plan. The benefit provided is life insurance equal to approximately three times salary during such participant's employment, with a life annuity option payable monthly by us upon retirement. The participant pays a portion of the annual premium and we pay the balance on behalf of the participant. We are entitled to recoup our payments from the proceeds of the policy in excess of the death benefit. Upon the participant's retirement, a life annuity will be payable out of our current income and we anticipate recovering the cost of the life annuity out of the proceeds of the life insurance policy payable upon the death of the participant.

      In addition to the table of pension benefits shown above, we are conditionally obligated to make annual payments under the Executive Retirement Plan in the amounts indicated to the Named Executive Officers at retirement: Mr. Gamper, $453,130, Mr. Abbate, $149,297, Mr. Leone, $214,592, Mr. O'Grady,
$221,130, and Mr. Stein, $104,831.

Compensation Committee Interlocks and Insider Participation

      During the last fiscal year, Daniel P. Amos (Chairman), Anthea Disney, Thomas H. Kean and Alan F. White served as members of the Compensation Committee. There are no interlocking relationships between any member of the Compensation Committee and any of our executive officers that would require disclosure under the rules of the SEC. The Compensation Committee consists entirely of independent, non-employee directors.

Employment Agreements

      Mr. Gamper has an employment agreement with CIT that extends until December 31, 2002. Mr. Gamper's agreement provides that he will serve as the Chief Executive Officer and President and as a member of our Board of Directors. The agreement provides for the payment of an annual base salary of not less than the amount that he received prior to the date of his last extension on November 1, 1999. Pursuant to his employment agreement, Mr. Gamper's base salary and performance is reviewed by the CIT Board of Directors during the term of the agreement pursuant to our normal practices, subject to increases but not to decreases. The employment agreement provides for participation in all executive bonus and incentive compensation plans.

      Mr. Abbate, Mr. Leone, Mr. O'Grady, and Mr. Stein also have employment agreements with CIT that extend until December 31, 2002. Mr. Abbate's, Mr. Leone's, Mr. O'Grady's, and Mr. Stein's respective agreements provide for the payment of an annual base salary of not less than the amount currently received, to be reviewed by the Chief Executive Officer or his designee pursuant to our normal practices, subject to increases but not to decreases. The employment agreements also provide for participation in all executive bonus and incentive compensation plans.

Termination And Change-In-Control Arrangements

      Each of the employment agreements of the Named Executive Officers provide that under certain circumstances, upon a termination of employment, he will be entitled to receive severance payments equal to three times, with respect to Mr. Gamper, or two times, with respect to Messrs. Abbate, Leone, O'Grady and Stein, his total cash compensation (as defined in his agreement), reduced by any "special payment" received. Further, in the event of a termination qualifying a Named Executive Officer for severance, he will be entitled to all previously earned and accrued entitlements and benefits, continued employee welfare benefit coverage for 36 months with respect to Mr. Gamper and 24 months with respect to Messrs. Abbate, Leone, O'Grady and Stein, three years' benefit service and age credit with respect to Mr. Gamper and two years' benefit service and age credit with respect to Messrs. Abbate, Leone, O'Grady and Stein for purposes of calculating benefits under CIT's Retirement Plan and Executive Retirement Plan (as defined in his agreement), outplacement services, any awards due under the ECP, and all benefits payable under our Executive Retirement Plan. If the termination does not qualify the Named Executive Officer for severance, he will be entitled to all previously earned and accrued entitlements and benefits of CIT. Mr. Gamper's employment agreement also provides that he will have immediate vesting in each outstanding equity award. In the event any of the Named Executive Officers become subject to excise taxes under Section 4999 of the Internal Revenue Code, their employment agreements provide a gross up payment equal to the amount of such excise taxes.

      If, during the term of Messrs. Gamper's, Abbate's, Leone's, O'Grady's and Stein's employment agreements, a "Change of Control" (as defined in his agreement) occurs, they each will be entitled to receive, in certain circumstances, a "special payment." With respect to Mr. Gamper, the amount of such a special payment shall equal the sum of his prior four years' annual bonuses. With respect to each of Mr. Abbate, Mr. Leone, Mr. O'Grady, and Mr. Stein, the amount of each individual's special payment shall equal the sum of his respective prior two years' annual bonuses.

      In the event of a Change of Control during the term of employment, Mr. Gamper may elect, on 90 days' notice, to terminate his employment and have such termination deemed "Good Reason" upon the anniversary of the Change of Control. In the event the first anniversary of such a Change of Control occurs after the end of the term, the term shall be extended to the earlier of 90 days after the end of the term or the first anniversary of the Change of Control.

      Under the ECP, upon a Change of Control (as defined in the ECP) (i) all awards granted under the ECP shall vest and become exercisable; and (ii) all restrictions and limitations imposed on restricted stock shall lapse.

Change in Control


      On March 13, 2001, Tyco International Ltd. (NYSE: TYC), a diversified manufacturing and service company, and CIT announced a definitive agreement whereby Tyco will acquire CIT. As part of this transaction, Tyco has entered into a purchase agreement with DKB for their approximate 27% interest, or 71 million shares, at a price of $35.02, in cash, per CIT share. The remaining shareholders will receive 0.6907 Tyco shares for each share of CIT in a tax-free, stock-for-stock exchange. The transaction, which is expected to close during the second quarter of 2001, is valued at $35.02 per share to CIT shareholders, or approximately $9.2 billion, based on Tyco's March 12, 2001 closing stock price. In connection with the transaction, Mr. Gamper has entered into a new retention agreement, effective on the closing of the transaction, and Tyco and CIT have offered the other Named Executive Officers the oportunity to enter into new retention agreements. The new retention agreements will supersede the Named Executive Officers' existing employment agreements. In exchange for waiving their rights to a special cash payment related to a change of control under their existing employment agreements, the Named Executive Officers generally will receive a grant of restricted Tyco common shares on completion of the merger.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

      The table below shows, as of the most recent practicable date, the name and address of each person known to CIT that beneficially owns in excess of 5% of any class of voting stock. Information in this table is as of December 31, 2001, except for The Dai-Ichi Kangyo Bank, Limited, for which information is as of February 15, 2001.

                                                                                Percentage          Percentage of
                                                                                    of               Outstanding
Title of Class           Name and Address of           Amount and Nature of       Common                Voting
   of Stock               Beneficial Owner             Beneficial Ownership       Stock               Securities*
   --------               ----------------             --------------------       -----               -----------
Common Stock      The Dai-Ichi Kangyo Bank, Limited        71,000,000              28.4%                27.1%
                  1-5, Uchisaiwaicho, 1-chome
                  Chiyoda-ku, Tokyo 100-0011
                  Japan

Common Stock      AXA Financial Inc.(1)                    43,544,944              17.4%                16.6%
                  AXA
                  The Mutuelles AXA
                  1290 Avenue of the Americas
                  New York, NY 10104

Common Stock      Barrow, Hanley, Mewhinney &              13,166,300               5.3%                 5.0%
                  Strauss, Inc.(2)
                  One McKinney Plaza
                  3232 McKinney Avenue
                  15th Floor
                  Dallas, TX 75204-2429

----------
* Percentage of Outstanding Voting Securities is calculated on the basis of shares of Common Stock and Exchangeable Shares outstanding. Exchangeable Shares have voting rights that are functionally equivalent to Common Stock.

      (1) The Mutuelles AXA is comprised of AXA Conseil Vie Assurance Mutuelle, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, and AXA Courtage Assurance Mutuelle, each of which has its principal office in Paris, France. The Mutuelles AXA, as a group, control AXA, which has its principal office in Paris, France. AXA beneficially owns a majority interest in AXA Financial, Inc., which has its principal office located at the address shown in the table. AXA Financial, Inc. is the beneficial owner of the securities listed in the table through its subsidiaries, Alliance Capital Management L.P. and The Equitable Life Assurance Society of the United States. Of the securities listed in the table, 42,185,646 shares are held by Alliance Capital Management, of which it shares the power to vote on 23,391,982 shares, and 1,359,348 are held by The Equitable Life Assurance Society, of which it shares the power to vote on 1,320,348 shares.

(2) Barrow, Hanley, Mewhinney & Strauss has the sole voting power on 9,182,000 shares, shares the voting power on 3,984,300 shares, and has sole dispositive power on all of the shares.

Security Ownership of Directors and Executive Officers

     The table below shows, as of February 15, 2001, the number of shares of CIT Common Stock and Exchangeable Shares owned by each director, by Messrs. Gamper, Abbate, Leone, O'Grady, and Stein (the "Named Executive Officers"), and by the directors and Named Executive Officers as a group.

                                                  Amount and Nature
                                             of Beneficial Ownership
                                               (CIT Common Stock and                    Percentage
  Name of Individual                     Exchangeable Shares)(1)(2)(3)(4)(5)             of Class
  ------------------                    ------------------------------------             --------
Albert R. Gamper, Jr.                                1,039,920                               *
Daniel P. Amos (3)                                      70,400                               *
John S. Chen                                             2,370                               *
Anthea Disney                                            8,016                               *
William A. Farlinger (4)                                14,030                               *
Guy Hands (5)                                                                                *
Thomas H. Kean                                          10,153                               *
Paul G. Morton                                          30,735                               *
Takatsugu Murai                                              0                               *
William M. O'Grady                                     230,016                               *
Paul N. Roth                                            15,088                               *
Peter J. Tobin                                          24,912                               *
Keiji Torii                                                  0                               *
Theodore V. Wells, Jr.                                   7,645                               *
Alan F. White                                            8,945                               *
Thomas L. Abbate (6)                                   200,413                               *
Joseph M. Leone                                        246,422                               *
Ernest D. Stein                                        143,785                               *
All Directors and Named Executive
 Officers as a group
 (18 persons) (3) (4) (6)                            2,052,850                               *

----------
* Represents less than 1% of the total outstanding Common Stock and Exchangeable Shares.
(1) Includes shares of Restricted Stock and Restricted Stock units issued under the Long-Term Equity Compensation Plan, for which the holders have voting rights, but for which ownership has not vested, in the following amounts: Mr. Gamper - 183,037 shares, Mr. Chen - 2,370 shares, Mr.
      Farlinger - 4,998 shares, Mr. Kean - 1,437 shares, Mr. Morton - 531 shares, Mr. O'Grady - 46,978 shares, Mr. Wells - 2,124 shares, Mr. Abbate
      - 21,979 shares, Mr. Leone - 43,700 shares, and Mr. Stein - 26,627 shares.
(2) Includes shares of stock issuable pursuant to stock options awarded under the Long-Term Equity Compensation Plan that have vested or will vest within 60 days after February 15, 2001 in the following amounts: Mr. Gamper - 675,600 shares, Mr. Amos - 10,500 shares, Ms. Disney - 6,666 shares, Mr. Farlinger - 4,460 shares, Mr. Kean - 6,716 shares, Mr. Morton
      - 5,814 shares, Mr. O'Grady - 148,967 shares, Mr. Roth - 5,588 shares, Mr. Tobin - 4,912 shares, Mr. Wells - 4,460 shares, Mr. White - 8,245 shares, Mr. Abbate - 80,334 shares, Mr. Leone - 170,200 shares, and Mr. Stein - 87,667 shares.
(3) Includes 39,900 shares owned by Amos Family Partnership, which is controlled by Mr. Amos.
(4) Includes shares owned by Mr. Farlinger's spouse, as to which Mr. Farlinger disclaims beneficial ownership.
(5)   Mr. Hands resigned from the Board of Directors on March 16, 2001.
(6) Includes shares owned by Mr. Abbate's spouse, as to which Mr. Abbate disclaims beneficial ownership, except as to 1,685 shares they own jointly

Item 13. Certain Relationships and Related Transactions.

      We have in the past and may in the future enter into certain transactions with affiliates. Such transactions have been, and it is anticipated that such transactions will continue to be, entered into at a fair market value for the transaction.

Relationship with DKB

      DKB beneficially owns 71,000,000 shares of Common Stock, which represents approximately 27.1% of the outstanding Common Stock, including Exchangeable Shares. DKB is our largest stockholder and may be able to exercise significant influence over the election of the members of the Board of Directors and over its business and affairs, including any determinations with respect to (i) mergers or other business combinations involving CIT, (ii) the acquisition or disposition of assets by CIT, (iii) the incurrence of indebtedness by CIT, (iv) the issuance of any additional Common Stock or other equity securities, and (v) the payment of dividends with respect to the Common Stock.

      Set forth below are descriptions of certain agreements, relationships and transactions between CIT and DKB.

Regulatory Compliance Agreement

      DKB is subject to U.S. and Japanese banking laws, regulations, guidelines, and orders that affect our permissible activities. DKB and CIT have entered into a regulatory compliance agreement (the "Regulatory Compliance Agreement") in order to facilitate DKB's compliance with applicable U.S. and Japanese banking laws, or the regulations, interpretations, policies, guidelines, requests, directives, and orders of the applicable regulatory authorities or the staffs thereof or a court (collectively, the "Banking Laws"). The Regulatory Compliance Agreement prohibits us from engaging in any new activity or entering into any transaction for which prior approval, notice or filing is required under Banking Laws without the required prior approval having been obtained, prior notice having been given or made by DKB and accepted, or such filings having been made. We are also prohibited from engaging in any activity that would cause DKB, CIT or any affiliate of DKB or CIT to violate any Banking Laws. If, at any time, it is determined by DKB that any activity then conducted by us is prohibited by any Banking Law, we are required to take all reasonable steps to cease such activity.

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

Registration Rights Agreement

      DKB and CIT have entered into a registration rights agreement (the "Registration Rights Agreement"), which provides that, upon the request of DKB, its subsidiaries or certain transferees of Common Stock from DKB or its subsidiaries (each, a "Qualified Transferee"), we will use our best efforts to effect the registration under the applicable federal and state securities laws of any of the shares of Common Stock that DKB may hold or that are issued or issuable upon conversion of any other security that DKB may hold and of any other securities issued or issuable in respect of the Common Stock, in each case for sale in accordance with the intended method of disposition of the holder or holders making such demand for registration, and we will take such other actions as may be necessary to permit the sale thereof in other jurisdictions, subject to certain specified limitations. DKB, any of its subsidiaries, or any Qualified Transferee also has the right, which it may exercise at any time and from time to time, subject to certain limitations, to include any such shares and other securities in other registrations of equity securities of CIT initiated by CIT on its own behalf or on behalf of its other stockholders. CIT will pay all costs and expenses in connection with each such registration which DKB, any subsidiary thereof or any Qualified Transferee initiates or in which any of them participates. The Registration Rights Agreement contains indemnification and contribution provisions: (i) by DKB and its permitted assigns for CIT's benefit; and (ii) by CIT for the benefit of DKB and other persons entitled to effect registrations of CIT Common Stock (and other securities) pursuant to its terms, and related persons. In November 1998, DKB sold 55 million shares of Common Stock in a public offering effected as a demand registration right under the Registration Rights Agreement.

Other Transactions

      At December 31, 2000, our credit line coverage with 47 banks totaled $8.5 billion of committed facilities. At December 31, 2000, DKB was a committed bank under a 5 year $3.7 billion revolving credit facility and a 364-day $3.7 billion revolving credit facility, with commitments of $173.5 million per facility. In addition, DKB was a committed bank under a separate $333.9 million credit facility for $17.4 million.

      We have entered into interest rate swap and cross currency interest rate swap agreements with financial institutions acting as principal counterparties, including affiliates of DKB. At December 31, 2000, the notional principal amount outstanding on interest rate swap agreements with DKB and its affiliates totaled $200.0 million. The notional principal amount outstanding on foreign currency swaps totaled $168.6 million with DKB at year-end 2000.

      We have entered into leveraged leasing arrangements with third party loan participants, including affiliates of DKB. Leveraged lease receivables, which are included in lease receivables on CIT's financial statements, exclude the portion of lease receivables offset by related nonrecourse debt payable to third party lenders, including amounts owed to affiliates of DKB that totaled $373.1 million at year-end 2000.

      At December 31, 2000, our credit-related commitments with DKB in the form of letters of credit totaled $10.4 million, equal to the amount of the single lump sum premium necessary to provide group life insurance coverage to certain eligible retired employees and an amount to fund certain overseas finance receivables.

      We have entered into cash collateral loan agreements with DKB pursuant to which DKB made loans to four separate cash collateral trusts in order to provide additional security for payments on the certificates of the related contract trusts. These contract trusts were formed for the purpose of securitizing certain recreational vehicle and recreational marine finance receivables. At December 31, 2000, the principal amount outstanding on the cash collateral loans was $8.9 million.

Executive Loan Program

      CIT established an Executive Loan Program for its executives in November 2000. The purpose of the program is to provide executives with an additional source of liquidity to pay the tax obligation on Restricted Stock that vests or to pay the exercise price of stock options (as well as related taxes). In addition, the Executive Loan Program encourages stock ownership by avoiding the sale of stock for taxes.

      The program has the following features:

      o     The loan can be for an amount up to the full tax obligation.

      o Participants pay interest at the applicable Federal Rate, adjusted quarterly, which was 6.01% at February 15, 2001. CIT holds twice the number of shares necessary to cover the loan as collateral.

      o     Participants must repay the loan in 5 years.

      Mr. Gamper had an outstanding loan of $770,053 at February 15, 2001. Three additional Named Executive Officers participated in the loan program, with the following amounts outstanding at February 15, 2001: Mr. Abbate - $100,991, Mr. Leone - $159,256, and Mr. Stein - $104,874. The aforementioned amounts were the largest aggregate amounts outstanding for each Named Executive Officer since January 1, 2000.

Paul Morton


      The family of Paul Morton, a director of CIT, owns 100% of a private company, Cinitel Corp., which prior to October 2000 owned 24% of Radiont, the sole shareholder of Affinity Radio Group, Inc., ("Affinity"), also a private company. Paul Morton is the Chairman of Cinitel and his son, Henry Morton, is the President and Secretary of Cinitel. Cinitel sold all of its interests in Radiont in October 2000.

      Prior to CIT's acquisition of Newcourt Credit Group Inc. in November 1999, Newcourt Capital (a subsidiary of Newcourt) loaned an aggregate amount of Canadian $12,000,000 (approximately US$8,250,000) to Affinity. Pursuant to the related credit facility, Newcourt Capital (i) took a security interest in a debt service reserve to be funded by Radiont and its owners, including Cinitel, and
(ii) obtained limited recourse guarantees from Radiont and its owners, including Cinitel.


      Newcourt Capital advised Affinity on February 4, 2000, that a payment default had occurred, due to the failure of the funding of the debt service reserve. In March 2000, Newcourt thereafter entered into a forbearance agreement with Affinity whereby Affinity agreed to certain amendments to the provisions of the Affinity loans in favor of Newcourt

Capital as well as the curing of the payment default described above. The loans were repaid in full by Affinity on October 30, 2000.

      In addition, Affinity is a lessee of computer equipment from Dell Financial Services Canada Limited, a CIT subsidiary. Affinity entered into these leases at various times both before and after CIT's acquisition of Newcourt. The approximate net present value amount due under all of these leases is Canadian $325,000 (approximately US$209,000). These leases all contain standard market terms and Affinity is current on its lease payment obligations to CIT.

Counsel Relationships

      Paul N. Roth, a director of CIT, is a partner of Schulte Roth & Zabel LLP, which provides legal services to CIT. Schulte Roth & Zabel LLP also serves as outside counsel for DKB. Theodore V. Wells, Jr., a director of CIT, was a partner prior to January 2000 of Lowenstein, Sandler PC, which has provided legal services from time to time to CIT.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE CIT GROUP, INC.

                                 By:           /s/ ERNEST D. STEIN
                                    --------------------------------------------
                                                  Ernest D. Stein
                                    Executive Vice President and General Counsel


April 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature and Title                                     Date
               -------------------                                     ----

              ALBERT R. GAMPER, JR. *
---------------------------------------------------
               Albert R. Gamper, Jr.
Chairman, President, Chief Executive Officer and
      Director (principal executive officer)

                 DANIEL P. AMOS *
---------------------------------------------------
                  Daniel P. Amos
                     Director

                  JOHN S. CHEN *
---------------------------------------------------
                   John S. Chen
                     Director

                  ANTHEA DISNEY *
---------------------------------------------------
                   Anthea Disney
                     Director

              WILLIAM A. FARLINGER *
---------------------------------------------------
               William A. Farlinger
                     Director

                 THOMAS H. KEAN *
---------------------------------------------------
                  Thomas H. Kean
                     Director

                 PAUL G. MORTON *
---------------------------------------------------
                  Paul G. Morton
                     Director

                 TAKATSUGU MURAI *
---------------------------------------------------
                  Takatsugu Murai
                     Director

               WILLIAM M. O'GRADY *
---------------------------------------------------
                William M. O'Grady
                     Director

                  PAUL N. ROTH *
---------------------------------------------------
                   Paul N. Roth
                     Director

                 PETER J. TOBIN *
---------------------------------------------------
                  Peter J. Tobin
                     Director

                   KEIJI TORII *
---------------------------------------------------
                    Keiji Torii
                     Director

             THEODORE V. WELLS, JR. *
---------------------------------------------------
              Theodore V. Wells, Jr.
                     Director

                  ALAN F. WHITE *
---------------------------------------------------
                   Alan F. White
                     Director


                /s/ JOSEPH M. LEONE                               April 30, 2001
---------------------------------------------------
                  Joseph M. Leone
           Executive Vice President and
              Chief Financial Officer
          (principal accounting officer)

  * By          /s/ ERNEST D. STEIN                               April 30, 2001
---------------------------------------------------
                  Ernest D. Stein
                 Attorney-In-Fact


      Original powers of attorney authorizing Albert R. Gamper, Jr., Ernest D. Stein, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.