Form 10-Q
period 2001-03-31
CIT GROUP INC
filed 2001-05-14
CIK 20388

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

                  For the quarterly period ended MARCH 31, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

                                Yes X   No
                                   ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001: Common Stock including Exchangeable Shares -262,500,824.

================================================================================

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

        TABLE OF CONTENTS                                                  PAGE
                                                                           ----

PART I. FINANCIAL INFORMATION                                                1

  Item 1.     Condensed Consolidated Financial Statements
              Consolidated Balance Sheets - March 31, 2001 and
                December 31, 2000.                                           2
              Consolidated Income Statements for the
                three months ended March 31, 2001 and 2000.                  3
              Consolidated Statements of Changes in Stockholders'
                Equity for the three months ended March 31, 2001
                and 2000.                                                    4
              Consolidated Statements of Cash Flows for the
                three months ended March 31, 2001 and 2000.                  5
              Notes to Condensed Consolidated Financial Statements.       6-12

  Item 2.     Management's Discussion and Analysis of Financial
   and          Condition and Results of Operations                      13-26
  Item 3.     Quantitative and Qualitative Disclosures about
                Market Risk

PART II. OTHER INFORMATION

  Item 4.     Submission of Matters to a Vote of Security Holders           27
  Item 6.     Exhibits and Reports on Form 8-K                              27


--------------------------------------------------------------------------------
Statements contained in this Form 10-Q that are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, potential changes in interest rates, competitive factors, general economic conditions, the ability to integrate recent acquisitions and the ability to develop new business from proposed business combinations.
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2000 Annual Report on Form 10-K for The CIT Group, Inc. ("we", "our", "us", "CIT", or the "Company").

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)

                                                                 March 31,                   December 31,
                                                                   2001                         2000
                                                               -------------                -------------
                                                               (unaudited)
Assets
Financing and leasing assets:
   Loans and leases:
     Commercial                                                   $29,102.2                   $29,304.0
     Consumer                                                       4,198.5                     4,193.5
                                                               -------------                -------------
   Finance receivables                                             33,300.7                    33,497.5
   Reserve for credit losses                                         (462.0)                     (468.5)
                                                               -------------                -------------
   Net finance receivables                                         32,838.7                    33,029.0
   Operating lease equipment, net                                   7,186.7                     7,190.6
   Finance receivables held for sale                                2,624.8                     2,698.4
Cash and cash equivalents                                             740.0                       812.1
Goodwill                                                            1,942.1                     1,964.6
Other assets                                                        3,053.1                     2,995.1
                                                               -------------                -------------
Total assets                                                      $48,385.4                   $48,689.8
                                                               =============                =============
Liabilities and Stockholders' Equity
Debt:
   Commercial paper                                               $ 9,662.9                   $ 9,063.5
   Variable rate senior notes                                      10,798.3                    11,130.5
   Fixed rate senior notes                                         17,157.0                    17,571.1
   Subordinated fixed rate notes                                      100.0                       200.0
                                                               -------------                -------------
Total debt                                                         37,718.2                    37,965.1
Credit balances of factoring clients                                2,131.4                     2,179.9
Accrued liabilities and payables                                    1,691.4                     1,640.8
Deferred federal income taxes                                         623.8                       646.8
                                                               -------------                -------------
Total liabilities                                                  42,164.8                    42,432.6
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust holding
   solely debentures of the Company                                   250.0                       250.0
Stockholders' equity:
   Common stock                                                         2.7                         2.7
   Paid-in capital                                                  3,535.9                     3,527.2
   Retained earnings                                                2,736.9                     2,603.3
   Treasury stock, at cost                                           (133.1)                     (137.7)
                                                               -------------                -------------
                                                                    6,142.4                     5,995.5
   Accumulated other comprehensive (loss) income                     (171.8)                       11.7
                                                               -------------                -------------
Total stockholders' equity                                          5,970.6                     6,007.2
                                                               -------------                -------------
Total liabilities and stockholders' equity                        $48,385.4                   $48,689.8
                                                               =============                =============

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                 (Dollars in Millions, except per share amounts)

                                                                   For The Three Months
                                                                     Ended March 31,
                                                          -----------------------------------
                                                              2001                   2000
                                                          ------------           ------------
                                                                       (unaudited)
Finance income                                              $1,376.8               $1,228.8
Interest expense                                               625.7                  571.9
                                                          ------------           ------------
Net finance income                                             751.1                  656.9
Depreciation on operating lease equipment                      346.4                  307.8
                                                          ------------           ------------
Net finance margin                                             404.7                  349.1
Other revenue                                                  211.6                  238.2
                                                          ------------           ------------
Operating revenue                                              616.3                  587.3
                                                          ------------           ------------
Salaries and general operating expenses                        263.5                  268.2
Provision for credit losses                                     68.3                   61.6
Goodwill amortization                                           22.5                   20.5
Minority interest in subsidiary trust holding solely
   debentures of the Company                                     4.8                    4.8
                                                          ------------           ------------
Operating expenses                                             359.1                  355.1
                                                          ------------           ------------
Income before provision for income taxes                       257.2                  232.2
Provision for income taxes                                      97.1                   88.3
                                                          ------------           ------------
Net income                                                  $  160.1               $  143.9
                                                          ============           ============
Basic net income per share                                  $   0.61               $   0.55
Diluted net income per share                                $   0.61               $   0.55

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Dollars in Millions)

                                                       Three Months Ended
                                                            March 31,
                                               ---------------------------------
                                                   2001                 2000
                                               ------------         ------------
                                                           (unaudited)

  Balance, January 1                              $6,007.2            $5,554.4
                                               ------------         ------------
  Net income                                         160.1               143.9
  Foreign currency translation adjustments           (18.2)               (3.3)
  Unrealized (loss) gain on equity and
    securitization investments, net                   (0.1)                0.6
  Cumulative effect of adopting new
    accounting principle                            (146.5)                 --
  Change in fair value of derivatives
    qualifying as cash flow hedges                   (18.7)                 --
                                               ------------         ------------
  Total comprehensive (loss) income                  (23.4)              141.2

  Dividends declared                                 (26.4)              (26.6)
  Treasury stock issued (purchased)                    4.6               (20.3)
  Other                                                8.6                 2.9
                                               ------------         ------------
  Balance, March 31                               $5,970.6            $5,651.6
                                               ============         ============

See accompanying notes to condensed consolidated financial statements.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)

                                                                       Three Months Ended
                                                                            March 31,
                                                             ---------------------------------------
                                                                  2001                     2000
                                                             --------------           --------------
                                                                           (unaudited)
Cash Flows From Operations
Net income                                                    $     160.1               $    143.9
Adjustments to reconcile net income to net cash flows
   from operations:
     Provision for credit losses                                     68.3                     61.6
     Depreciation and amortization                                  380.0                    353.4
     Provision for deferred federal income taxes                     79.6                     47.7
     Gains on equipment, receivable and investment sales            (91.9)                   (95.7)
     Decrease in accrued liabilities and payables                  (335.1)                  (126.8)
     Decrease in other assets                                       104.0                     32.7
     Other                                                           26.1                      4.1
                                                             --------------           --------------
Net cash flows provided by operations                               391.1                    420.9
                                                             --------------           --------------
Cash Flows From Investing Activities
Loans extended                                                  (12,356.8)               (11,658.2)
Collections on loans                                             10,882.7                  9,453.7
Proceeds from asset and receivable sales                          1,901.2                  1,168.5
Purchases of assets to be leased                                   (391.1)                  (547.8)
Net increase in short-term factoring receivables                   (173.3)                  (267.3)
Purchase of finance receivable portfolios                            --                     (706.0)
Other                                                                (9.7)                    25.1
                                                             --------------           --------------
Net cash flows used for investing activities                       (147.0)                (2,532.0)
                                                             --------------           --------------
Cash Flows From Financing Activities
Repayments of variable and fixed rate notes                      (2,914.9)                (3,199.3)
Proceeds from the issuance of variable and fixed rate notes       2,068.6                  3,095.1
Net increase in commercial paper                                    599.4                  1,644.1
Net repayments of non-recourse leveraged lease debt                 (44.1)                   (66.9)
Cash dividends paid                                                 (26.4)                   (26.6)
Treasury stock issued (purchased)                                     4.6                    (20.3)
                                                             --------------           --------------
Net cash flows (used for) provided by financing activities         (312.8)                 1,426.1
                                                             --------------           --------------
Effect of exchange rate changes on cash                              (3.4)                     0.4
                                                             --------------           --------------
Net decrease in cash and cash equivalents                           (72.1)                  (684.6)
Cash and cash equivalents, beginning of period                      812.1                  1,073.4
                                                             --------------           --------------
Cash and cash equivalents, end of period                      $     740.0              $     388.8
                                                             ==============           ==============

Supplemental Disclosures
Interest paid                                                 $     647.7              $     526.7
Federal, state and local and foreign income taxes paid        $      14.7              $       4.2

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

--------------------------------------------------------------------------------

                                                         For the Three Months Ended March 31,
                               -----------------------------------------------------------------------------------------
                                                  2001                                          2000
                               --------------------------------------------   ------------------------------------------
Dollars in Millions,              Income          Shares         Per Share      Income          Shares       Per Share
  except per share amounts      (Numerator)    (Denominator)      Amount      (Numerator)   (Denominator)     Amount
                               -------------   --------------    ----------   -----------   -------------    -----------
Basic EPS:
   Income available to
     common shareholders           $160.1       260,628,793       $0.61           $143.9      262,931,435       $0.55
                                                                 =======                                       =======
Effect of dilutive securities:
     Restricted shares                 --         1,517,105                          --           660,570
     Stock options                     --         2,119,595                          --            28,097
                                  ---------     -------------                   ---------   --------------
Diluted EPS                        $160.1       264,265,493       $0.61           $143.9      263,620,102       $0.55
                                  =========     =============    =======        =========   ==============     =======

--------------------------------------------------------------------------------

Note 3 - Stockholders' Equity

The following table summarizes the outstanding common stock, par value $.01 per share, with 1,210,000,000 shares authorized, and exchangeable shares at March 31, 2001 and December 31, 2000.

--------------------------------------------------------------------------------

                                                     Common Stock
                                     -------------------------------------------------
                                                          Less                           Exchangeable
                                       Issued           Treasury        Outstanding         Shares
                                       ------           --------        -----------      ------------
Balance at March 31, 2001            257,648,978       (6,513,427)       251,135,551       11,123,122
                                     ===========       ==========        ===========       ==========

Balance at December 31, 2000         256,952,578       (6,692,519)       250,260,059       11,637,709
                                     ===========       ===========       ===========       ==========

--------------------------------------------------------------------------------

Exchangeable shares of CIT Exchangeco Inc., par value of $.01 per share, were issued in connection with the acquisition of Newcourt Credit Group Inc. The holders of Exchangeco shares have dividend, voting

                      THE CIT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and other rights equivalent to those of CIT common stockholders. These shares may be exchanged at any time at the option of the holder on a one-for-one basis for CIT common stock, and in any event CIT may redeem these shares on a one-for-one basis on or before November 1, 2004.

Note 4 - Derivative Financial Instruments

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for CIT on January 1, 2001. SFAS No. 133 was amended by SFAS No. 137 and SFAS No. 138. Under SFAS No. 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in stockholders' equity, and contractual cash flows, along with the related impact of the hedged items, continue to be recognized in earnings. Any ineffective portion of a hedge is reported in earnings as it occurs.

The ineffective portion of changes in fair values of hedge positions, reported in first quarter earnings, amounted to $1.4 million before income taxes, or $0.8 million after taxes, and was recorded as an increase to interest expense.

On January 1, 2001, CIT recorded a $146.5 million cumulative effect adjustment to Accumulated Other Comprehensive Loss, a separate component of stockholders' equity, for derivatives qualifying as hedges of future cash flows to reflect the new accounting standard for derivatives. The components of the adjustment to Accumulated Other Comprehensive Loss at January 1, 2001 and balances outstanding at March 31, 2001 are presented in the following table.

--------------------------------------------------------------------------------

Dollars in Millions                         March 31, 2001      January 1, 2001
                                            ----------------    ----------------

Adjustment to fair value of derivatives          $266.5              $236.2
Income tax effects                                101.3                89.7
                                            -----------------   ----------------
Total unrealized loss                            $165.2              $146.5
                                            =================   ================

--------------------------------------------------------------------------------

                      THE CIT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unrealized losses presented in the preceding table, reflect our use of interest rate swaps to convert variable-rate debt to fixed rates, and the fact that interest rates have declined since such contracts were executed. Accumulated Other Comprehensive Loss at March 31, 2001 reflects a $27.2 million additional unrealized loss, net of tax, on derivative contracts since December 31, 2000. In addition, during the first quarter of 2001, approximately $8.5 million, net of tax, was reflected in earnings for the interest differential on our interest rate swaps. Assuming no change in interest rates, we expect approximately $39.7 million, net of tax, of the Accumulated Other Comprehensive Loss to be reclassified to earnings over the next twelve months. This amount will change as interest rates change in the future, nevertheless, prospective interest margin will continue to reflect interest costs at the contractual swap rates. The Accumulated Other Comprehensive Loss, (along with the corresponding swap liability) will be re-measured as market interest rates change over the remaining life of the swaps.

CIT uses derivatives for hedging purposes only, and does not enter into derivative financial instruments for trading or speculative purposes. As part of managing the exposure to changes in market interest rates, CIT, as an end-user, enters into various interest rate swap transactions, all of which are transacted in over-the-counter markets, with other financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated according to a hedge objective against a specified liability including senior notes and commercial paper. CIT's primary hedge objectives include the conversion of variable-rate liabilities to fixed-rates, and the conversion of fixed-rate liabilities to variable-rates. The notional amounts, rates, indices and maturities of CIT's derivatives are required to closely match the related terms of CIT's hedged liabilities.

The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position at March 31, 2001.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                       Notional Amount
       Interest Rate Swaps               in Millions                                  Comments
       -------------------             ---------------                                --------
Floating to fixed-rate swaps               $8,841.5         Effectively converts the interest rate on an equivalent
                                                              amount of commercial paper and variable-rate senior notes
                                                              to a fixed-rate.

Fixed to floating-rate swaps                1,044.8         Effectively converts the interest rate on an equivalent
                                                              amount of fixed-rate senior notes to a variable-rate.

                                         ------------
Total interest rate swaps                  $9,886.3
                                         ============

--------------------------------------------------------------------------------

CIT also utilizes foreign exchange forward contracts and cross currency swaps to hedge its net investments in foreign operations. At March 31, 2001, CIT is party to cross-currency interest rate swaps with a notional principal amount of $1.0 billion. The swaps hedge foreign currency risk and have maturities ranging from 2001 to 2019. CIT also is party to foreign currency exchange contracts with notional amounts of $2.9 billion and maturities ranging from 2001 to 2004, to hedge foreign currency risk.

Note 5 - Business Segment Information

The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and the consolidated managed assets total at or for the quarters ended March 31, 2001 and 2000. Goodwill amortization is allocated to Corporate for purposes of the table. In 2001, we continued to transfer various assets among our business units to better align core competencies, gain scale, raise efficiency and improve profitability. During the first quarter of 2001, we transferred approximately $637.4 million of finance receivables, $658.1 million of operating lease equipment and $329.3 million of securitized assets from Equipment Financing to Vendor Technology Finance. In addition, $729.7 million of finance receivables, $112.7 million of operating lease equipment and $926.2 million of securitized assets were transferred from Equipment Financing to Specialty Finance and $315.6 million of finance receivables and $32.5 million of operating lease equipment from Vendor Technology Finance to Specialty Finance. Prior year segment balances have not been restated to conform to the current year asset transfers as it is impractical to do so. Also, during the quarter, the "Consumer" segment was renamed "Specialty Finance", which includes all of the consumer related receivables as well as certain small ticket commercial financing and leasing assets.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                           Equipment    Vendor
Dollars in Millions        Financing  Technology  Commercial  Structured  Specialty    Total               Consolidated
                          and Leasing   Finance    Finance     Finance*    Finance    Segments  Corporate*     Total
                          ----------- ----------- ----------  ----------  ---------   --------  ---------- ------------
March 31, 2001
Operating revenue           $   218.8   $   149.5   $  125.8    $   34.4    $   94.4  $   622.9   $ (6.6)   $   616.3
Net income                       80.0        43.2       43.2        10.7        14.2      191.3    (31.2)       160.1
Total managed assets         22,026.8    11,857.3    7,995.3     2,871.3     9,242.7   53,993.4       -      53,993.4

March 31, 2000
Operating revenue           $   165.8   $   188.9   $  117.0    $   67.9    $   57.5  $   597.1   $ (9.8)   $   587.3
Net income                       64.4        28.2       35.8        38.0        13.8      180.2    (36.3)       143.9
Total managed assets         19,892.0    16,067.8    7,585.8     2,203.9     7,400.0   53,149.5       -      53,149.5

--------------------------------------------------------------------------------

* The March 31, 2000 balances are conformed to include Equity Investments, which had been included with Corporate.

Note 6 - 1999 Restructuring Charge

The following table summarizes the activity in the restructuring liability, which resulted from the Newcourt acquisition.


--------------------------------------------------------------------------------

  Dollars in Millions                             Severance and
                                                      Other           Leasehold        Transaction
                                                  Termination        Termination        and Other
                                                      Costs             Costs              Costs            Total
                                                  -------------     ------------       ------------      -----------
  Balance at November 15, 1999                          $102.1            $24.5            $72.6            $199.2
     Cash payments                                       (48.1)              --            (38.0)            (86.1)
     Transaction fees paid in CIT stock                     --               --            (14.3)            (14.3)
     Non-cash adjustments                                   --               --             (2.5)             (2.5)
                                                    -----------      ------------      -----------      ------------
  Balance at December 31, 1999                            54.0             24.5             17.8              96.3
     Cash payments                                       (60.7)           (10.2)            (8.1)            (79.0)
     Additions                                             6.7               --               --               6.7
     Non-cash reductions                                    --             (2.4)            (6.2)             (8.6)
                                                    -----------      ------------      -----------      ------------
  Balance at December 31, 2000                              --             11.9              3.5              15.4
     Cash payments                                          --             (3.5)            (1.5)             (5.0)
                                                    -----------      ------------      -----------      ------------
  Balance at March 31, 2001                             $   --             $8.4            $ 2.0            $ 10.4
                                                    ===========      ============      ===========      ============

--------------------------------------------------------------------------------

Note 7 - Summarized Financial Information of Subsidiaries

The following table shows summarized consolidated financial information for CIT Holdings LLC and its wholly owned subsidiary, Capita Corporation. CIT has guaranteed on a full and unconditional basis the existing registered debt securities and certain other indebtedness of these subsidiaries. Therefore, CIT has

                      THE CIT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

not presented related financial statements or other information for these subsidiaries on a stand-alone basis.

The following summarized consolidated financial information reflects results as of and for the quarter ended March 31, 2001 and also the transfer of various subsidiaries to other CIT entities.

--------------------------------------------------------------------------------

Dollars in Millions                            Three Months Ended March 31, 2001
                                              ----------------------------------
                                                   CIT                  Capita
                                              Holdings LLC           Corporation
                                              -------------          -----------

Operating revenue                                 $  164.3            $  107.3
Operating expenses                                   106.5                73.8
                                                  --------            --------
Income before provision for income taxes          $   57.8            $   33.5
                                                  --------            --------
Net income                                        $   32.5            $   19.5
                                                  --------            --------

                                                       At March 31, 2001
                                              ----------------------------------
Assets
Cash and cash equivalents                         $  200.6            $  145.1
Financing and leasing assets                       6,676.8             4,922.3
Receivables from affiliates and other assets         853.5               190.0
                                                  --------            --------
Total assets                                      $7,730.9            $5,257.4
                                                  ========            ========
Liabilities and Shareholders' Equity
Liabilities:
   Debt                                           $4,108.0            $3,641.1
   Other                                             336.9               232.7
                                                  --------            --------
Total liabilities                                  4,444.9             3,873.8
Total shareholders' equity                         3,286.0             1,383.6
                                                  --------            --------
Total liabilities and shareholders' equity        $7,730.9            $5,257.4
                                                  ========            ========

--------------------------------------------------------------------------------

Note 8 - Recent Accounting Pronouncements

During September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We do not expect the adoption of this standard to affect the accounting for, or the structure of, our securitization transactions.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2000, the Emerging Issues Task Force of the FASB reached a consensus on impairment accounting for retained beneficial interests ("EITF 99-20"). Under this consensus, impairment on certain beneficial interests in securitized assets must be recognized when the asset's fair value is below its carrying value, and it is probable that there has been an adverse change in estimated cash flows. Previously, impairment on such assets was recognized when the asset's carrying value exceeded estimated cash flows discounted at a risk free rate of return. There was no impact on earnings of adopting EITF 99-20 on January 1, 2001.

Note 9 - Pending Merger

On March 13, 2001, Tyco International Ltd. (NYSE: TYC), a diversified manufacturing and service company, and CIT announced a definitive agreement whereby Tyco will acquire CIT. As part of this transaction, Tyco has entered into a purchase agreement with The Dai-Ichi Kangyo Bank, Limited for their approximate 27% interest, or 71 million shares, at a price of $35.02, in cash, per CIT share. The remaining shareholders will receive 0.6907 Tyco shares for each share of CIT in a tax-free, stock-for-stock exchange. The transaction was valued at $35.02 per share to CIT shareholders, or approximately $9.2 billion, based on Tyco's March 12, 2001 closing stock price, and is subject to approval from various regulatory agencies and CIT's shareholders. A special meeting of CIT shareholders is scheduled for May 23, 2001 to vote on the adoption of the merger agreement. The expected date of closing is June 1, 2001. Thereafter, CIT will continue to file with the Securities and Exchange Commission as a separate registrant with respect to its public debt.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
and               CONDITION AND RESULTS OF OPERATIONS
ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

OVERVIEW

Quarterly net income, EPS and selected ratio comparisons are presented in the following table.

--------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                               March 31,
                                                                --------------------------------------
                                                                     2001                  2000
                                                                ----------------     -----------------
Net income (dollars in millions)                                     $160.1               $143.9
Earnings per diluted share (EPS)                                     $ 0.61               $ 0.55
EPS, excluding goodwill amortization                                 $ 0.68               $ 0.62
Return on average stockholders' equity* (ROE)                         10.6%                10.3%
ROE, excluding goodwill amortization*                                 11.9%                11.6%
Return on average tangible stockholders' equity* (ROTE)               15.6%                15.3%
Return on average earning assets (ROA)                                1.54%                1.48%
ROA, excluding goodwill amortization                                  1.73%                1.66%

--------------------------------------------------------------------------------
* Stockholders' equity excludes the impact of the accounting change for derivative financial instruments described in Note 4 to the condensed consolidated financial statements.

First quarter 2001 net income and earnings per share increased approximately 11% from the prior year first quarter. These favorable comparisons reflect improved finance margins and stable operating expenses, partially offset by lower venture capital gains and increased credit losses.

NET FINANCE MARGIN

A comparison of 2001 and 2000 net finance income and net finance margin is set forth below.

--------------------------------------------------------------------------------

                                                Three Months Ended
                                          -------------------------------
                                                      March 31,                             Increase
                                          ---------------------------------         ------------------------
Dollars in Millions                           2001                 2000               Amount         Percent
                                          ------------         ------------         ----------       --------
Finance income                            $    1,376.8         $    1,228.8         $    148.0         12.0%
Interest expense                                 625.7                571.9               53.8          9.4
                                          ------------         ------------         ----------         ----
Net finance income                               751.1                656.9               94.2         14.3
Depreciation on operating lease
   Equipment                                     346.4                307.8               38.6         12.5
                                          ------------         ------------         ----------         ----
Net finance margin                        $      404.7         $      349.1         $     55.6         15.9%
                                          ============         ============         ==========         ====

Average earning assets ("AEA")            $   41,635.3         $   38,968.1         $  2,667.2          6.8%

Net finance income as a % of AEA                 7.22%                6.74%
Net finance margin as a % of AEA                 3.89%                3.58%

--------------------------------------------------------------------------------

Net finance margin increased 15.9% to $404.7 million for the three months ended March 31, 2001 from the same period in 2000. The increase reflects higher margins, as well as growth from last year in our financing and leasing assets. As a percentage of AEA, net finance margin increased to 3.89% at March 31, 2001 from 3.58% at March 31, 2000, primarily reflecting lower short-term rates in the funding of short-term fixed rate receivable flows, improved pricing in certain markets and higher renewal levels as existing leases expire. The increased margin was partially offset by lower margins on floating rate business because our floating rate assets reprice faster than our floating rate liabilities, and the impact is amplified when rates decrease rapidly.

Finance income for the three months ended March 31, 2001 increased $148.0 million or 12.0% to $1,376.8 million from the comparable 2000 period. As a percentage of AEA, finance income (excluding interest income relating to short-term interest-bearing deposits) was 13.03% for the first quarter ended March 31, 2001, compared to 12.46% for the same quarter of 2000.

Interest expense for the three months ended March 31, 2001 increased $53.8 million or 9.4% from the comparable 2000 period. As a percentage of AEA, interest expense (excluding interest relating to short-term interest-bearing deposits and dividends related to preferred capital securities) for the first quarter of 2001 increased to 5.81% from 5.72%.

The operating lease equipment portfolio was $7.2 billion at March 31, 2001 versus $6.5 billion at March 31, 2000. Operating lease margin (rental income less depreciation expense) was 7.2% for the first quarter of 2001 compared to 6.7% for the prior year quarter. Depreciation on operating lease equipment was $346.4 million in 2001, versus $307.8 million in 2000. As a percentage of average operating leases, annualized depreciation expense was 19.4% and 19.7% for the quarters ended March 31, 2001 and 2000, respectively. Our depreciable assets range from smaller-ticket (computers, etc.), shorter-term leases to larger-ticket (airline and rail assets), longer-term leases.

We seek to mitigate interest rate risk by matching the repricing characteristics of our assets with our liabilities, which is done in part through the use of derivative financial instruments, principally interest rate swaps. The notional amounts of interest rate swaps were $9.9 billion at March 31, 2001, primarily reflecting our strategy to match fund fixed-rate receivables by issuing floating interest rate debt and swapping it into fixed rate. See "Liquidity Risk Management" for further discussion.

A comparative analysis of the weighted average principal outstanding and interest rates paid on our debt before and after the effect of interest rate swaps is shown in the following table.

--------------------------------------------------------------------------------

Dollars in Millions                                                Three Months Ended March 31, 2001
                                                   ----------------------------------------------------------------
                                                           Before Swaps                        After Swaps
                                                   ------------------------------     -----------------------------
Commercial paper and variable rate
   senior notes                                        $21,452.0        5.92%             $14,656.8        6.00%
Fixed rate senior and subordinated notes                17,411.6        6.84%              24,206.8        6.83%
                                                    --------------                     ---------------
Composite                                              $38,863.6        6.33%             $38,863.6        6.52%
                                                    ==============                     ===============
                                                                   Three Months Ended March 31, 2001
                                                   ------------------------------------------------------------------
                                                           Before Swaps                        After Swaps
                                                   ------------------------------     -------------------------------
Commercial paper and variable rate
   senior notes                                        $18,556.3        6.05%             $15,242.6        6.28%
Fixed rate senior and subordinated notes                17,764.1        6.66%              21,077.8        6.53%
                                                    --------------                     ---------------
Composite                                              $36,320.4        6.35%             $36,320.4        6.43%
                                                    ==============                     ===============

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

OTHER REVENUE

We continue to emphasize growth and diversification of our other "non-spread" revenues to improve our overall profitability. Other revenue, while strong, decreased to $211.6 million during the first quarter of 2001, from $238.2 million during the same period in 2000 principally due to lower venture capital gains, as set forth in the following table.

--------------------------------------------------------------------------------

                                                     Three Months Ended
                                                          March 31,
                                              ---------------------------------
Dollars in Millions                                2001                2000
                                              --------------      -------------

Fees and other income                            $106.6              $121.4
Gains on securitizations                           37.4                19.0
Factoring commissions                              36.7                38.5
Gains on sales of leasing equipment                26.0                21.8
Gains on venture capital investments                4.9                37.5
                                              --------------      -------------
Total other revenue                              $211.6              $238.2
                                              ==============      =============

--------------------------------------------------------------------------------

Fees and other income declined in 2001 due to lower syndication fees in our Structured Finance segment. Fees and other income includes miscellaneous fees, syndication fees and gains from receivable sales. Securitization gains were $37.4 million or 14.5% of pretax income on $1.1 billion of volume securitized, versus $19.0 million (8.2%) on $0.7 billion in the first quarter of 2000. Gains on equipment sales increased due to the higher volume of equipment coming off lease as a result of the larger operating lease portfolio. Due to the weak economic conditions in the public equity markets, venture capital gains were $4.9 million for the first quarter of 2001 compared to $37.5 million for the prior year quarter.

SALARIES AND GENERAL OPERATING EXPENSES

Salaries and general operating expenses were $263.5 million in the first quarter of 2001 down from $268.2 million in the comparable 2000 period, reflecting expense reductions resulting from the integration of Newcourt. Headcount was 7,470 at quarter end compared to 7,650 at March 31, 2000.

Management monitors productivity via the efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA"). Both of these annualized ratios, which exclude goodwill amortization, improved in 2001 as set forth in the following table.

--------------------------------------------------------------------------------

                                                      Three Months Ended
                                                           March 31,
                                             ----------------------------------
                                                  2001                2000
                                             --------------     ---------------

Efficiency ratio                                 43.1%               46.0%
Salaries and general operating
  expenses as a percentage of AMA                2.03%               2.15%

--------------------------------------------------------------------------------

GOODWILL AMORTIZATION

Goodwill amortization was $22.5 million in 2001 versus $20.5 million in 2000. Goodwill is being amortized on a straight-line basis over periods not exceeding 25 years from the acquisition dates.

PROVISION AND RESERVE FOR CREDIT LOSSES/CREDIT QUALITY

The provision for credit losses for the first quarter of 2001 was $68.3 million, up from $61.6 million in the first quarter of 2000, reflecting higher 2001 net credit losses.

For the quarter ended March 31, 2001, net credit losses were $66.7 million (0.80% of average finance receivables) compared to $53.0 million (0.67% of average finance receivables) for the same period last year. The increase in net credit losses as a percentage of average finance receivables reflects product mix changes and the weaker 2001 economy.

The following table sets forth our net charge-off experience, in amount and as a percentage of average finance receivables (annualized).

--------------------------------------------------------------------------------

                                                                       Three Months Ended March 31,
                                                    ---------------------------------------------------------------
Dollars in Millions                                             2001                                2000
                                                     ----------------------------        -------------------------
Equipment Financing and Leasing *                    $    22.0              0.71%        $   14.3            0.45%
Vendor Technology Finance *                                8.2              0.53             13.3            0.76
Commercial Finance                                         7.0              0.36             10.5            0.59
Structured Finance                                         4.1              0.89               --              --
Specialty Finance - small ticket commercial
 assets *                                                 10.3              4.62               --              --
                                                     ---------           --------         -------          -------
Total Commercial                                          51.6              0.71             38.1            0.55
Specialty Finance - consumer *                            15.1              1.42             14.9            1.48
                                                     ---------           --------         -------          -------
Total                                                $    66.7              0.80%        $   53.0            0.67%
                                                     =========           ========         =======          =======

--------------------------------------------------------------------------------

* March 31, 2000 balances are not conformed for current year asset transfers described in Note 5 to the condensed consolidated financial statements.

Commercial net credit losses increased from 0.55% in 2000 to 0.71% in 2001 due mainly to higher charge-offs in the trucking portfolio in Equipment Financing and Leasing and in the telecommunications portfolio in Structured Finance. Consumer net credit losses were 1.42% compared to 1.48% for the three months ended March 31, 2001 and 2000, respectively, reflecting product mix changes. Certain small ticket commercial assets transferred to Specialty Finance have charge-off rates that are high in relation to other CIT portfolios.

The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience, and levels of past due loans and non-performing assets. All portfolios are provided for at different reserve levels based on our risk assessment. The reserve decreased to $462.0 million (1.39% of finance
receivables)   at  March  31,  2001  from  $468.5   million  (1.40%  of  finance
receivables) at December 31, 2000 and $476.2 million (1.43% of finance receivables) at March 31, 2000. The reserve dollar decrease from year end is due to the lower level of finance receivables, reflecting sales of non-strategic assets, a decline in portfolio purchases and lower origination volume. The reserve percentage decrease from year end 2000 is due to seasonal growth in factoring receivables in the first quarter, which we do not provision due to their short-term nature, while the year over year decline is due to product mix changes.

PAST DUE AND NON-PERFORMING ASSETS

The following table sets forth certain information concerning past due and non-performing assets (and the related percentages of finance receivables) at March 31, 2001 and December 31, 2000.

--------------------------------------------------------------------------------

Dollars in Millions                                     At March 31, 2001                  At December 31, 2000
                                                  -------------------------------     -------------------------------
Finance receivables, past due 60 days or more:
    Equipment Financing and Leasing *                 $377.1           3.10%              $399.8           2.88%
    Vendor Technology Finance *                        181.4           2.94                184.9           3.07
    Commercial Finance                                 105.0           1.31                107.9           1.40
    Structured Finance                                 117.7           6.13                 96.2           5.59
    Specialty Finance - small ticket
     commercial assets *                               101.7          11.96                   --             --
                                                  ------------      ------------      ------------      ------------
    Total Commercial                                   882.9           3.03                788.8           2.69
    Specialty Finance - consumer *                     199.7           4.76                211.1           5.03
                                                  ------------      ------------      ------------      ------------
    Total                                           $1,082.6           3.25%              $999.9           2.98%
                                                  ============      ============      ============      ============
Non-performing assets:
    Equipment Financing and Leasing *                 $349.2           2.87%              $351.0           2.53%
    Vendor Technology Finance *                         79.5           1.29                 93.9           1.56
    Commercial Finance                                  67.9           0.85                 65.3           0.85
    Structured Finance                                 130.0           6.77                118.6           6.90
    Specialty Finance - small ticket
     commercial assets *                                84.1           9.89                   --             --
                                                  ------------      ------------      ------------      ------------
    Total Commercial                                   710.7           2.44                628.8           2.15
    Specialty Finance - consumer *                     187.6           4.47                199.3           4.75
                                                  ------------      ------------      ------------      ------------
    Total                                             $898.3           2.70%              $828.1           2.47%
                                                  ============      ============      ============      ============

--------------------------------------------------------------------------------

* December 31, 2000 balances are not conformed for current year asset transfers described in Note 5 to the condensed consolidated financial statements.

Non-performing assets reflect both finance receivables on non-accrual status and assets received in satisfaction of loans.

Past dues and non-performing accounts increased from the fourth quarter due to the softer economy. Even though the dollar amounts declined in Equipment Financing and Leasing, the percentage increased due to the asset transfers. The largest part of the past due increase is due to certain `administrative' past dues in a newly acquired program and slower payment patterns, notably in trucking. In addition, aerospace was up slightly. The Structured Finance past due and non-performing increase was primarily due to the telecommunications portfolio. Certain assets transferred to Specialty Finance - small ticket commercial assets are higher risk; therefore past dues and non-performing balances are generally higher.

INCOME TAXES

The effective income tax rate for the first quarter of 2001 was 37.8% versus 38.0% and 37.9% for the first quarter and full year 2000, respectively.

FINANCING AND LEASING ASSETS

Managed assets, comprised of financing and leasing assets and finance receivables previously securitized that we continue to manage, totaled $54.0 billion at March 31, 2001, down from $54.9 billion at year end 2000, and up from $53.1 billion at March 31, 2000. Owned financing and leasing portfolio assets totaled $43.5 billion at March 31, 2001 compared to $43.8 billion at December 31, 2000, and $42.8 billion at March 31, 2000. The lower asset levels at March 31, 2001 reflect our focus on managing down our leverage ratios coupled with disciplined pricing and a lower level of originations, as we continued to de-emphasize lower return businesses. Volume was $5.1 billion for the quarter, down from $6.3 billion last quarter and $6.8 billion for the prior year quarter due to a lower level of portfolio purchases, the exiting of certain low-return programs and the effects of the slower economic environment. During the quarter, over $300 million of non-strategic receivables, which did not meet our return criteria, were sold at amounts that approximate book value. We will continue our on-going review of non-strategic businesses.

The managed assets of our business segments and the corresponding strategic business units are presented in the following table.

--------------------------------------------------------------------------------

                                                                                                    Change
                                                           March 31,     December 31,     ---------------------------
Dollars in Millions                                          2001            2000           Amount          Percent
                                                         ------------    ------------     -----------     -----------
Equipment Financing:
   Finance receivables (1)                                 $10,396.9      $12,153.7        $(1,756.8)        (14.5)%
   Operating lease equipment, net (1)                        1,520.8        2,280.7           (759.9)        (33.3)
                                                         ------------    -----------      -----------     -----------
Total                                                       11,917.7       14,434.4         (2,516.7)        (17.4)
                                                         ------------    -----------      -----------     -----------
Capital Finance:
   Finance receivables                                       1,722.9        1,863.1           (140.2)         (7.5)
   Operating lease equipment, net                            3,632.1        3,594.6             37.5           1.0
   Liquidating portfolio (2)                                   171.7          185.9            (14.2)         (7.6)
                                                         ------------    -----------      -----------     -----------
Total                                                        5,526.7        5,643.6           (116.9)         (2.1)
                                                         ------------    -----------      -----------     -----------
Total Equipment Financing and Leasing Segment               17,444.4       20,078.0         (2,633.6)        (13.1)
                                                         ------------    -----------      -----------     -----------
Vendor Technology Finance:
   Finance receivables (1)                                   6,910.4        6,864.5             45.9           0.7
   Operating lease equipment, net (1)                        1,849.0        1,256.5            592.5          47.2
                                                         ------------    -----------      -----------     -----------
Total Vendor Technology Finance Segment                      8,759.4        8,121.0            638.4           7.9
                                                         ------------    -----------      -----------     -----------
Commercial Services                                          4,434.3        4,277.9            156.4           3.7
Business Credit                                              3,561.0        3,415.8            145.2           4.3
                                                         ------------    -----------      -----------     -----------
Total Commercial Finance Segment                             7,995.3        7,693.7            301.6           3.9
                                                         ------------    -----------      -----------     -----------
Structured Finance:
   Finance receivables                                       2,507.0        2,347.3            159.7           6.8
   Operating lease equipment, net                               54.9           58.8             (3.9)         (6.6)
   Equity Investments                                          309.4          285.8             23.6           8.3
                                                         ------------    -----------      -----------     -----------
Total Structured Finance Segment                             2,871.3        2,691.9            179.4           6.7
                                                         ------------    -----------      -----------     -----------
Specialty Finance:
   Consumer                                                  5,071.8        4,901.8            170.0           3.5
   Small ticket commercial assets (1) (3)                    1,056.3             -           1,056.3         100.0
   Liquidating portfolio (4)                                   254.5          298.2            (43.7)        (14.7)
                                                         ------------    -----------      -----------     -----------
Total Specialty Finance Segment                              6,382.6        5,200.0          1,182.6          22.7
                                                         ------------    -----------      -----------     -----------
TOTAL FINANCING AND LEASING PORTFOLIO ASSETS                43,453.0       43,784.6           (331.6)         (0.8)
                                                         ------------    -----------      -----------     -----------
Finance receivables previously securitized and
 still managed by us:
   Commercial                                                8,605.7        9,075.9           (470.2)         (5.2)
   Consumer                                                  1,502.1        1,582.7            (80.6)         (5.1)
   Consumer liquidating portfolio (4)                          432.6          457.7            (25.1)         (5.5)
                                                         ------------    -----------      -----------     -----------
Total                                                       10,540.4       11,116.3           (575.9)         (5.2)
                                                         ------------    -----------      -----------     -----------
TOTAL MANAGED ASSETS                                       $53,993.4      $54,900.9          $(907.5)         (1.7)%
                                                         ============    ===========      ===========     ===========

--------------------------------------------------------------------------------
(1) Prior year balances are not conformed for current year asset transfers as detailed in Note 5 to the condensed consolidated financial statements.

(2) Ocean going maritime and project finance receivables.

(3) Includes $129.9 million of operating lease equipment.

(4) Recreational boat and wholesale loan receivables.

CONCENTRATIONS

Financing and Leasing Assets Composition

Our ten largest financing and leasing asset accounts at March 31, 2001 in the aggregate accounted for 3.6% of the total financing and leasing assets, all of which are commercial accounts secured by equipment, accounts receivable or inventories.

Geographic Composition

The following table presents financing and leasing assets by customer location.

--------------------------------------------------------------------------------

 Dollars in Millions            At March 31, 2001                  At December 31, 2000
                            -----------------------------      ----------------------------
                              Amount           Percent           Amount          Percent
                            ------------   ---------------   --------------   -------------
  United States:
     Northeast               $ 8,764.5          20.3%            $ 9,099.3         20.8%
     West                      8,440.9          19.4               8,336.9         19.0
     Midwest                   7,696.6          17.7               7,723.1         17.6
     Southeast                 6,156.5          14.2               6,228.6         14.2
     Southwest                 5,148.9          11.8               4,940.3         11.4
                            -------------    -----------       -------------   -----------
  Total United States         36,207.4          83.4              36,328.2         83.0
                            -------------    -----------       -------------   -----------
  Foreign:
     Canada                    2,104.7           4.8               2,357.4          5.4
     Other                     5,140.9          11.8               5,099.0         11.6
                            -------------    -----------       -------------   -----------
  Total foreign                7,245.6          16.6               7,456.4         17.0
                            -------------    -----------       -------------   -----------
  Total                      $43,453.0         100.0%            $43,784.6        100.0%
                            =============    ===========       =============   ===========

--------------------------------------------------------------------------------

At March 31, 2001, our managed asset geographic diversity does not differ significantly from our owned asset geographic diversity.

Our financing and leasing asset portfolio in the United States is diversified by state. At March 31, 2001, with the exception of California (10.7%), Texas (8.3%), and New York (6.7%), no state represented more than 4.1% of financing and leasing assets. Our managed and owned asset geographic composition did not significantly differ from our December 31, 2000 managed and owned asset geographic composition.

Financing and leasing assets to foreign obligors totaled $7.2 billion at March 31, 2001. After Canada, $2.1 billion (4.8% of financing and leasing assets), the largest foreign exposures were England, $1.2 billion (2.7%), and Australia, $353.5 million (0.8%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than 0.8% of financing and leasing assets.

Financing and leasing assets to foreign obligors totaled $7.5 billion at December 31, 2000. After Canada, $2.4 billion (5.4% of financing and leasing assets), the largest foreign exposures were England, $1.2 billion (2.8%), and Australia, $399.6 million (0.9%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than 0.8% of financing and leasing assets.

Industry Composition

The following table presents financing and leasing assets by major industry class.

--------------------------------------------------------------------------------

  Dollars in Millions                         At March 31, 2001                  At December 31, 2000
                                         -----------------------------      -------------------------------
                                            Amount           Percent           Amount            Percent
                                         --------------   -------------     ------------      -------------
  Manufacturing (1)
      (none greater than 2.9%)            $ 8,944.1          20.6%            $ 8,787.2           20.1%
  Retail (2)                                4,423.8          10.2               4,211.3            9.6
  Transportation (3)                        3,454.8           7.9               3,431.0            7.8
  Commercial airlines                       3,389.3           7.8               3,557.2            8.1
  Home mortgage                             2,529.5           5.8               2,451.7            5.6
  Construction equipment                    2,418.3           5.6               2,697.8            6.2
  Service industries                        1,897.1           4.4               1,987.1            4.5
  Manufactured housing                      1,852.1           4.3               1,802.1            4.1
  Communications                            1,398.7           3.2               1,496.7            3.4
  Wholesaling                               1,353.6           3.1               1,445.0            3.3
  Other (none greater than 1.7%)           11,791.7          27.1              11,917.5           27.3
                                       --------------    -------------      -------------     -------------
    Total                                 $43,453.0         100.0%            $43,784.6          100.0%
                                       ==============    =============      =============     =============

--------------------------------------------------------------------------------
(1) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products, and other industries.

(2)  Includes retailers of apparel (4.1%) and general merchandise (2.5%).

(3) Includes rail, bus, and over-the-road trucking industries, and business aircraft.

LIQUIDITY RISK MANAGEMENT

Liquidity risk refers to the risk of CIT being unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding. The primary funding sources are commercial paper (U.S., Canada and Australia), medium-term notes (U.S., Canada and Europe) and asset-backed securities (U.S. and Canada). We also maintain committed bank lines of credit aggregating $8.5 billion to provide back-stop support of commercial paper borrowings and approximately $247.4 million of local bank lines to support our international operations. Additional sources of liquidity are loan and lease payments from customers and wholeloan sales, syndications and asset-backed receivable conduits. At March 31, 2001, $2.5 billion of registered, but unissued, debt securities remained available under shelf registration statements, including $2.0 billion of European Medium-Term Notes. On April 3, 2001 we closed a $20 billion U.S. medium term note shelf registration filing.

To ensure uninterrupted access to capital at competitive interest rates, we maintain strong investment grade ratings as outlined below:

--------------------------------------------------------------------------------

                                           Short Term              Long Term
                                           ----------              ---------
  Moody's                                      P-1                    A1
  Standard & Poor's                            A-1                    A+
  Fitch                                        F1                     A+
  Dominion Bond Rating Service              R-1 (mid)              A (high)

--------------------------------------------------------------------------------

In connection with the pending Tyco acquisition of CIT, CIT's credit ratings have been reviewed by the rating agencies as follows: Standard & Poor's has re-affirmed the short and long-term ratings, Fitch has taken no action, Moody's has re-affirmed the short-term rating and has placed the long-term rating under review, and Dominion Bond Rating Service has placed both the short and long-term ratings under review.

As part of our continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, general equipment finance receivables of $1.1 billion were securitized during the first quarter of 2001. At March 31, 2001, we had $7.7 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability. Among the target ratios are commercial paper as a percentage of total debt and committed bank line coverage of outstanding commercial paper.

Capitalization

The following table presents information regarding our capital structure.

--------------------------------------------------------------------------------

                                                                          At March 31,            At December 31,
Dollars in Millions                                                           2001                     2000
                                                                       ------------------        -----------------
Commercial paper                                                          $  9,662.9               $  9,063.5
Term debt                                                                   28,055.3                 28,901.6
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely debentures
   of the Company ("Preferred Capital Securities")                             250.0                    250.0
Stockholders' equity *                                                       6,135.8                  6,007.2
                                                                       ------------------        -----------------
Total capitalization                                                        44,104.0                 44,222.3
Goodwill                                                                     1,942.1                  1,964.6
                                                                       ------------------        -----------------
Total tangible capitalization                                              $42,161.9                $42,257.7
                                                                       ==================        =================
Tangible stockholders' equity* and Preferred
   Capital Securities to managed assets                                      8.23%                    7.82%
Total debt (excluding overnight deposits) to tangible
   stockholders' equity* and Preferred Capital Securities                    8.41x                    8.78x
Total debt (excluding overnight deposits) to stockholders' equity*
   and Preferred Capital Securities                                          5.86x                    6.02x

--------------------------------------------------------------------------------
* Stockholders' equity excludes the impact of the accounting change for derivative financial instruments described in Note 4 to the condensed consolidated financial statements.

STATISTICAL DATA

The following table presents components of net income as a percentage of AEA, along with other selected financial data.

--------------------------------------------------------------------------------

                                                                   For the Three Months
                                                                      Ended March 31,
                                                               ---------------------------
                                                                  2001            2000
                                                                --------        ---------
Finance income *                                                  13.03%         12.46%
Interest expense *                                                 5.81           5.72
                                                                -----------    -----------
Net finance income                                                 7.22           6.74
Depreciation on operating lease equipment                          3.33           3.16
                                                                -----------    -----------
Net finance margin                                                 3.89           3.58
Other revenue                                                      2.03           2.45
                                                                -----------    -----------
Operating revenue                                                  5.92           6.03
                                                                -----------    -----------
Salaries and general operating expenses                            2.53           2.75
Provision for credit losses                                        0.65           0.63
Goodwill amortization                                              0.22           0.21
Minority interest in subsidiary trust holding solely
   debentures of the Company                                       0.05           0.05
                                                                -----------    -----------
Operating expenses                                                 3.45           3.64
                                                                -----------    -----------
Income before provision for income taxes                           2.47           2.39
Provision for income taxes                                         0.93           0.91
                                                                -----------    -----------
Net income                                                         1.54%          1.48%
                                                                ===========    ===========
Average earning assets (dollars in millions)                     $41,635.3      $38,968.1
                                                                ===========    ===========

--------------------------------------------------------------------------------
* Excludes interest income and interest expense relating to short-term interest-bearing deposits.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 12 - Computation of Ratios of Earnings to Fixed Charges.

     (b) A Form 8-K report dated January 25, 2001 was filed with the Commission reporting the Company's announcement of financial results for the year ended December 31, 2000, and the declaration of a quarterly dividend for the quarter ended December 31, 2000.

          A Form 8-K report dated March 12, 2001 was filed with the Commission announcing the Agreement and Plan of Merger by and between Tyco Acquisition XIX (NV) and The CIT Group, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        The CIT Group, Inc.
                                                   -----------------------------
                                                           (Registrant)

                                              BY          /s/ J.M. Leone
                                                   -----------------------------
                                                           J.M. Leone
                                                   Executive Vice President and
                                                       Chief Financial Officer
                                                  (duly authorized and principal
                                                         accounting officer)

DATE: May 14, 2001

                                                                      EXHIBIT 12

                      THE CIT GROUP, INC. AND SUBSIDIARIES
               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

                              (Dollars in Millions)

--------------------------------------------------------------------------------

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                   -----------------------------------
                                                                        2001                2000
                                                                   ----------------    ---------------
Net income                                                             $160.1              $143.9

Provision for income taxes                                               97.1                88.3
                                                                   ----------------    ---------------
Earnings before provision for income taxes                              257.2               232.2
                                                                   ----------------    ---------------
Fixed charges:
    Interest and debt expense on indebtedness                           625.7               571.9
    Minority interest in subsidiary trust holding solely
        debentures of the Company                                         4.8                 4.8
    Interest factor - one third of rentals on real and
        personal properties                                               4.6                 6.0
                                                                   ----------------    ---------------
Total fixed charges                                                     635.1               582.7
                                                                   ----------------    ---------------
Total earnings before provision for income taxes
   and fixed charges                                                   $892.3              $814.9
                                                                   ================    ===============
Ratios of earnings to fixed charges                                     1.40x               1.40x
                                                                   ================    ===============

--------------------------------------------------------------------------------