Form 10-Q
period 2001-06-30
CIT GROUP INC
filed 2001-08-13
CIK 20388

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-1861

                            ------------------------

                              THE CIT GROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEVADA                              65-1051227
 (STATE OR OTHER JURISDICTION OF    (IRS EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

             1211 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK 10036 (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 536-1390
                        (REGISTRANT'S TELEPHONE NUMBER)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 6, 2001, there were 100 shares of the Registrant's common stock outstanding, all of which is held indirectly by Tyco International Ltd.

    REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheets.................................       1
         Consolidated Income Statements (unaudited)..................     2-3
         Consolidated Statements of Changes in Shareholder's Equity
         (unaudited).................................................       4
         Consolidated Statements of Cash Flows (unaudited)...........       5
         Notes to Consolidated Financial Statements (unaudited)......    6-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   12-25
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................      25

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................      25

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   -------------
                                                              (UNAUDITED)
                                                              (SUCCESSOR)   (PREDECESSOR)
ASSETS
Financing and leasing assets:
  Loans and leases:
    Commercial..............................................   $28,085.0       $29,304.0
    Consumer................................................     2,780.7         4,193.5
                                                               ---------       ---------
  Finance receivables.......................................    30,865.7        33,497.5
  Reserve for credit losses.................................      (463.8)         (468.5)
                                                               ---------       ---------
  Net finance receivables...................................    30,401.9        33,029.0
  Operating lease equipment, net............................     7,182.4         7,190.6
  Finance receivables held for sale.........................     2,073.9         2,698.4
Cash and cash equivalents...................................       900.2           812.1
Goodwill and other intangible assets, net...................     6,101.7         1,964.6
Other assets................................................     4,932.8         2,995.1
                                                               ---------       ---------
TOTAL ASSETS................................................   $51,592.9       $48,689.8
                                                               =========       =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Commercial paper..........................................   $ 9,155.8       $ 9,063.5
  Variable rate senior notes................................     9,856.3        11,130.5
  Fixed rate senior notes...................................    17,646.6        17,571.1
  Subordinated fixed rate notes.............................       100.0           200.0
                                                               ---------       ---------
Total debt..................................................    36,758.7        37,965.1
Credit balances of factoring clients........................     1,945.3         2,179.9
Accrued liabilities and payables............................     2,403.3         2,287.6
                                                               ---------       ---------
Total liabilities...........................................    41,107.3        42,432.6
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely debentures
  of the Company............................................       260.0           250.0
Shareholder's equity:
  Parent company investment.................................    10,159.7              --
  Common stock..............................................          --             2.7
  Paid-in capital...........................................          --         3,527.2
  Retained earnings.........................................        71.2         2,603.3
  Treasury stock, at cost...................................          --          (137.7)
                                                               ---------       ---------
                                                                10,230.9         5,995.5
  Accumulated other comprehensive (loss) income.............        (5.3)           11.7
                                                               ---------       ---------
Total shareholder's equity..................................    10,225.6         6,007.2
                                                               ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................   $51,592.9       $48,689.8
                                                               =========       =========

See accompanying notes to consolidated financial statements (unaudited).

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                                 (IN MILLIONS)

                                                APRIL 1 THROUGH   JUNE 2 THROUGH          THREE MONTHS
                                                 JUNE 1, 2001     JUNE 30, 2001        ENDED JUNE 30, 2000
                                                ---------------   --------------       -------------------
                                                 (PREDECESSOR)     (SUCCESSOR)            (PREDECESSOR)
FINANCE INCOME................................       $922.0           $417.9                 $1,301.8
Interest expense..............................        397.0            161.8                    630.9
                                                     ------           ------                 --------
Net finance income............................        525.0            256.1                    670.9
Depreciation on operating lease equipment.....        241.7            110.0                    311.7
                                                     ------           ------                 --------

Net finance margin............................        283.3            146.1                    359.2
Other revenue, net............................         25.9             95.9                    232.3
                                                     ------           ------                 --------
OPERATING REVENUE.............................        309.2            242.0                    591.5
                                                     ------           ------                 --------
Salaries and general operating expenses.......        182.5             83.0                    257.5
Provision for credit losses...................        148.1             18.6                     64.0
Goodwill amortization.........................         15.3             14.4                     20.6
Acquisition related costs.....................         54.0               --                       --
                                                     ------           ------                 --------
OPERATING EXPENSES............................        399.9            116.0                    342.1
                                                     ------           ------                 --------
(Loss) income before income taxes.............        (90.7)           126.0                    249.4
Benefit (provision) for income taxes..........         13.8            (53.9)                   (95.0)
Minority interest in subsidiary trust holding
solely debentures of the Company, after tax...         (1.9)            (0.9)                    (3.0)
                                                     ------           ------                 --------
NET (LOSS) INCOME.............................       $(78.8)          $ 71.2                 $  151.4
                                                     ======           ======                 ========

See accompanying notes to consolidated financial statements (unaudited).

                      THE CIT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                                 (IN MILLIONS)

                                               JANUARY 1 THROUGH   JUNE 2 THROUGH       SIX MONTHS ENDED
                                                 JUNE 1, 2001      JUNE 30, 2001         JUNE 30, 2000
                                               -----------------   --------------       ----------------
                                                 (PREDECESSOR)      (SUCCESSOR)          (PREDECESSOR)
FINANCE INCOME...............................      $2,298.8            $417.9               $2,530.6
Interest expense.............................       1,022.7             161.8                1,202.8
                                                   --------            ------               --------
Net finance income...........................       1,276.1             256.1                1,327.8
Depreciation on operating lease equipment....         588.1             110.0                  619.5
                                                   --------            ------               --------
Net finance margin...........................         688.0             146.1                  708.3
Other revenue, net...........................         237.5              95.9                  470.5
                                                   --------            ------               --------
OPERATING REVENUE............................         925.5             242.0                1,178.8
                                                   --------            ------               --------
Salaries and general operating expenses......         446.0              83.0                  525.7
Provision for credit losses..................         216.4              18.6                  125.6
Goodwill amortization........................          37.8              14.4                   41.1
Acquisition related costs....................          54.0                --                     --
                                                   --------            ------               --------
OPERATING EXPENSES...........................         754.2             116.0                  692.4
                                                   --------            ------               --------
Income before income taxes...................         171.3             126.0                  486.4
Provision for income taxes...................         (85.1)            (53.9)                (184.8)
Minority interest in subsidiary trust holding
solely debentures of the Company, after
  tax........................................          (4.9)             (0.9)                  (6.3)
                                                   --------            ------               --------
NET INCOME...................................      $   81.3            $ 71.2               $  295.3
                                                   ========            ======               ========

See accompanying notes to consolidated financial statements (unaudited).

                      THE CIT GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)
                                 (IN MILLIONS)

                                                                                         ACCUMULATED
                               PARENT                                                       OTHER           TOTAL
                              COMPANY      COMMON     PAID-IN    TREASURY   RETAINED    COMPREHENSIVE   SHAREHOLDER'S
                             INVESTMENT    STOCK      CAPITAL     STOCK     EARNINGS    INCOME (LOSS)      EQUITY
                             ----------   --------   ---------   --------   ---------   -------------   -------------
CIT (predecessor) balance,
  December 31, 2000          $      --     $ 2.7     $ 3,527.2   $(137.7)   $ 2,603.3      $  11.7        $ 6,007.2
                                                                                                          ---------
Net income.................                                                      81.3                          81.3
Foreign currency
  translation
  adjustments..............                                                                  (33.7)           (33.7)
Cumulative effect of new
  accounting principle.....                                                                 (146.5)          (146.5)
Change in fair values of
  derivatives qualifying as
  cash flow hedges.........                                                                    0.6              0.6
                                                                                                          ---------
Total comprehensive loss...                                                                                   (98.3)
                                                                                                          ---------
Cash dividends.............                                                     (52.9)                        (52.9)
Issuance of treasury
  stock....................                                         27.6                                       27.6
Restricted common stock
  grants...................                               12.4                                                 12.4
                             ---------     -----     ---------   -------    ---------      -------        ---------
CIT (predecessor), June 1,
  2001.....................         --       2.7       3,539.6    (110.1)     2,631.7       (167.9)         5,896.0
Recapitalization at
  acquistion...............    3,539.6        --      (3,539.6)       --           --           --               --
Effect of push-down
  accounting of Tyco's
  purchase price on CIT's
  net assets...............    5,945.1      (2.7)           --     110.1     (2,631.7)       167.9          3,588.7
                             ---------     -----     ---------   -------    ---------      -------        ---------
CIT (successor), June 1,
  2001                         9,484.7        --            --        --           --           --          9,484.7
                                                                                                          ---------
Net income.................                                                      71.2                          71.2
Foreign currency
  translation
  adjustments..............                                                                   13.0             13.0
Change in fair values of
  derivatives qualifying as
  cashflow hedges..........                                                                  (18.3)           (18.3)
                                                                                                          ---------
Total comprehensive
  income...................                                                                                    65.9
                                                                                                          ---------
Capital contribution from
  Parent...................      675.0                                                                        675.0
                             ---------     -----     ---------   -------    ---------      -------        ---------
CIT (successor), June 30,
  2001.....................  $10,159.7     $  --     $      --   $    --    $    71.2      $  (5.3)       $10,225.6
                             =========     =====     =========   =======    =========      =======        =========

See accompanying notes to consolidated financial statements (unaudited).

                      THE CIT GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                    JANUARY 1 THROUGH   JUNE 2 THROUGH       SIX MONTHS
                                                      JUNE 1, 2001      JUNE 30, 2001       JUNE 30, 2000
                                                    -----------------   --------------      -------------
                                                      (PREDECESSOR)      (SUCCESSOR)        (PREDECESSOR)
CASH FLOWS FROM OPERATIONS
Net income........................................     $     81.3         $    71.2          $    295.3
Adjustments to reconcile net income to net cash
  flows
  from operations:
  Provision for credit losses.....................          216.4              18.6               125.6
  Depreciation and amortization...................          642.4             127.9               686.2
  Non-recurring charges...........................           78.1                --                  --
  (Benefit) provision for deferred federal income
    taxes.........................................          (20.2)             23.3                69.8
  Gains on equipment, receivable and investment
    sales.........................................          (96.3)            (47.8)             (192.8)
  Decrease (increase) in other assets.............           69.9            (183.9)              (64.5)
  Increase (decrease) in accrued liabilities and
    payables......................................           55.7            (136.1)              (89.0)
  Other...........................................           34.9             (17.4)               11.7
                                                       ----------         ---------          ----------
Net cash flows provided by (used for)
  operations......................................        1,062.2            (144.2)              842.3
                                                       ----------         ---------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended....................................      (20,803.0)         (4,223.1)          (24,203.2)
Collections on loans..............................       18,520.2           3,457.4            20,395.9
Proceeds from asset and receivable sales..........        2,879.6           1,782.5             3,004.5
Purchases of assets to be leased..................         (694.0)           (237.2)             (946.3)
Net (increase) decrease in short-term factoring
  receivables.....................................         (131.0)             21.2              (217.0)
Purchase of finance receivable portfolios.........             --                --              (870.7)
Other.............................................          (24.4)             (2.3)              (12.6)
                                                       ----------         ---------          ----------
Net cash flows (used for) provided by investing
  activities......................................         (252.6)            798.5            (2,849.4)
                                                       ----------         ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of variable and fixed rate notes.......       (6,491.5)         (1,482.0)           (5,294.8)
Proceeds from the issuance of variable and fixed
  rate notes......................................        6,246.6                --             6,883.7
Net increase (decrease) in commercial paper.......          813.6            (721.2)              382.2
Capital contribution from Parent..................             --             275.0                  --
Net (repayments) collection of non-recourse
  leveraged lease debt............................           (8.7)             17.7               (90.5)
Cash dividends paid...............................          (52.9)               --               (53.3)
Treasury stock issued (purchased).................           27.6                --               (48.0)
                                                       ----------         ---------          ----------
Net cash flows provided by (used for)
  financing activities............................          534.7          (1,910.5)            1,779.3
                                                       ----------         ---------          ----------
Net increase (decrease) in cash and cash
  equivalents.....................................        1,344.3          (1,256.2)             (227.8)
Cash and cash equivalents, beginning of period....          812.1           2,156.4             1,073.4
                                                       ----------         ---------          ----------
Cash and cash equivalents, end of period..........     $  2,156.4         $   900.2          $    845.6
                                                       ==========         =========          ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  ACTIVITIES:
Push-down of purchase price by Parent
  (Notes 1 and 2).................................     $  9,484.7         $      --          $       --
                                                       ==========         =========          ==========

See accompanying notes to consolidated financial statements (unaudited).

                      THE CIT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--The unaudited financial statements presented herein include the consolidated accounts of The CIT Group, Inc. and its subsidiaries ("CIT" or "the Company").

    On June 1, 2001 CIT was acquired by a wholly-owned subsidiary of Tyco International Ltd. ("Tyco" or "Parent") in a purchase business combination (see
Note 2). As a new wholly-owned subsidiary of Tyco, CIT will continue to operate its business independently within Tyco and will continue to report its results separately. In accordance with the guidelines for accounting for business combinations, the purchase price paid by Tyco plus related purchase accounting adjustments have been "pushed-down" and recorded in CIT's financial statements for the period subsequent to June 1, 2001. This resulted in a new basis of accounting reflecting the fair market value of its assets and liabilities for the "successor" period beginning June 2, 2001. Information for all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting.

    These financial statements have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with CIT's Annual Report on Form 10-K for the year ended December 31, 2000. These financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly CIT's financial position and results of operations.

    ACCOUNTING PRONOUNCEMENTS--During September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures for fiscal years ending after December 15, 2000. We have adopted the disclosures required under this statement and we do not expect the adoption of this standard to affect the accounting for, or the structure of, our securitization transactions.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies will be required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines on accounting for goodwill and other intangible assets. CIT expects to implement SFAS No. 142 at its earliest allowable adoption date, October 1, 2001. Upon adoption, existing goodwill will no longer be amortized, but instead will be assessed for impairment at least as often as annually. Goodwill resulting from acquisitions, if any, initiated after June 30, 2001 will be immediately subject to the nonamortization provisions of SFAS No. 142. The Company is currently assessing the impact of these new standards. Goodwill amortization expense was $37.8 million and $14.4 million for the periods January 1 through June 1, 2001 and June 2 through June 30, 2001, respectively.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 2--ACQUISITION BY TYCO INTERNATIONAL LTD.

    The purchase price paid by Tyco plus related purchase accounting adjustments was valued at approximately $9.5 billion and is presented as "Parent company investment" as of June 1, 2001 in the Consolidated Statement of Changes in Shareholder's Equity. The $9.5 billion value consisted of the following: the exchange of approximately 192.5 million outstanding CIT common shares (including exchangeable shares) for Tyco common shares at 0.6907 per share valued at $6,650.4 million; the purchase of 71 million common shares from The Dai-Ichi Kangyo Bank, Limited at $35.02 per share for $2,486.4 million in cash; the estimated fair value of stock options of $318.6 million; and $29.2 million in acquisition related costs incurred by Tyco.

    As of the acquisition date, CIT recorded each asset and liability at its estimated fair value, which amount is subject to future adjustment when appraisal or other valuation data are obtained. Approximately $4.2 billion of incremental goodwill and other intangible assets were recorded, which represents the excess of the transaction purchase price over the fair value of CIT's net assets and purchase accounting liabilities. Goodwill and other intangible assets are being amortized on a straight-line basis over periods ranging from 5 to 40 years.

    As part of CIT's integration with Tyco, the Company has begun to formulate workforce reduction and exit plans. As of June 30, 2001, management determined that approximately 350 employees would be terminated and announced the benefit arrangements to those employees. As a result, $39.1 million in severance costs and other related exit costs were accrued.

    At June 30, 2001, a total of $48.3 million in purchase accounting reserves remained in the Consolidated Balance Sheet. The total consists of $39.1 million related to the integration of CIT and Tyco and $9.2 million related to lease termination costs associated with CIT's acquisition of Newcourt in 1999.

NOTE 3--DERIVATIVE FINANCIAL INSTRUMENTS

    The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for CIT on January 1, 2001. SFAS
No. 133 was amended by SFAS No. 137 and SFAS No. 138. Under SFAS No. 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in shareholder's equity, and contractual cash flows, along with the related impact of the hedged items, continue to be recognized in earnings. Any ineffective portion of a hedge is reported in earnings as it occurs.

    The ineffective portion of changes in fair values of hedge positions reported in earnings for the predecessor period April 1 through June 1, 2001, amounted to $0.6 million before income taxes, or $0.4 million after taxes, and was recorded as an increase to interest expense. The ineffective portion of changes in fair values of hedge positions included in earnings for the successor period June 2 through June 30, 2001 was $0.5 million before income taxes, or $0.3 million after taxes.

    On January 1, 2001, CIT recorded a $146.5 million, net of tax, cumulative effect adjustment to Accumulated Other Comprehensive Loss, a separate component of shareholder's equity, for derivatives qualifying as hedges of future cash flows to reflect the new accounting standard for derivatives. As described in
Note 1, in conjunction with the Tyco acquisition, "push-down" accounting for business combinations was implemented as of the June 1, 2001 acquisition date. Accordingly, the cumulative

                      THE CIT GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 3--DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) effect adjustment, as well as all other components of the Accumulated Other Comprehensive Loss account was eliminated as of the acquisition date.

    The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows at January 1, 2001 and the balance outstanding at June 1, 2001 and June 30, 2001 are presented in the following table ($ in millions):

                                                         ADJUSTMENT OF
                                                         FAIR VALUE OF   INCOME TAX        TOTAL
                                                          DERIVATIVES     EFFECTS     UNREALIZED LOSS
                                                         -------------   ----------   ---------------
Balance at January 1, 2001.............................     $236.2         $(89.7)        $146.5
Changes in values of derivatives qualifying as cash
  flow hedges..........................................       (1.0)           0.4           (0.6)
                                                            ------         ------         ------
Balance at June 1, 2001 (predecessor)..................      235.2          (89.3)         145.9
Effect of push-down accounting.........................     (235.2)          89.3         (145.9)
                                                            ------         ------         ------
Balance at June 1, 2001 (successor)....................         --             --             --
Changes in values of derivatives qualifying as cash
  flow hedges..........................................       29.5          (11.2)          18.3
                                                            ------         ------         ------
Balance at June 30, 2001 (successor)...................     $ 29.5         $(11.2)        $ 18.3
                                                            ======         ======         ======

    The unrealized losses presented in the preceding table reflect our use of interest rate swaps to convert variable-rate debt to fixed-rate debt. These losses were caused by market interest rates that declined during the respective periods. During the period April 1 through June 1, 2001, approximately
$10.8 million, net of tax, was reflected in earnings for the interest differential on our interest rate swaps and for the period June 2 through June 30, 2001 approximately $7.7 million, net of tax, was recorded. Assuming no change in interest rates, we expect approximately $13.2 million, net of tax, of Accumulated Other Comprehensive Loss to be reclassified to earnings over the next twelve months. This amount will change as interest rates change in the future. The Accumulated Other Comprehensive Loss (along with the corresponding swap liability) will be re-measured as market interest rates change over the remaining life of the swaps.

    CIT uses derivatives for hedging purposes only, and does not enter into derivative financial instruments for trading or speculative purposes. As part of managing the exposure to changes in market interest rates, CIT, as an end-user, enters into various interest rate swap transactions, all of which are transacted in over-the-counter markets, with other financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated according to a hedge objective against a specified liability, including senior notes and commercial paper. CIT's primary hedge objectives include the conversion of variable-rate liabilities to fixed-rates, and the conversion of fixed-rate liabilities to variable-rates. The notional amounts, rates, indices and maturities of CIT's derivatives are required to closely match the related terms of CIT's hedged liabilities.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 3--DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The following table presents the notional amounts of interest rate swaps by class and the corresponding hedged liability position at June 30, 2001 ($ in millions):

INTEREST RATE SWAPS                     NOTIONAL AMOUNT                DESCRIPTION
-------------------                     ---------------                -----------
Floating to fixed-rate swaps..........      $6,843.0      Converts the interest rate on an
                                                          equivalent amount of commercial paper
                                                          and variable-rate senior notes to a
                                                          fixed-rate. These swaps have
                                                          maturities ranging from 2001-2027.

Fixed to floating-rate swaps..........       1,344.8      Converts the interest rate on an
                                                          equivalent amount of fixed-rate senior
                                                          notes to a variable-rate. These swaps
                                                          have maturities ranging from
                                                          2003-2008.
                                            --------

Total interest rate swaps.............      $8,187.8
                                            ========

    CIT also utilizes foreign currency exchange forward contracts to hedge its net investments in foreign operations and cross currency interest rate swaps to hedge foreign debt. At June 30, 2001, CIT was party to foreign currency exchange forward contracts with notional amounts of $3.5 billion and maturities ranging from 2001 to 2004. These contracts are used to hedge foreign currency risk. CIT was also party to cross currency interest rate swaps with a notional amount of $1.7 billion and maturities ranging from 2002 to 2027. These swaps hedge foreign currency risk as well as variability in the fair value.

NOTE 4--BUSINESS SEGMENT INFORMATION

    The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and the consolidated managed assets totals at or for the six month periods ended June 30, 2001 and 2000. The financial information included in the following table combines January 1 to June 1, 2001 (the "predecessor period") and June 2 to June 30, 2001 (the "successor period") in order to present "combined" financial results for the six months ended June 30, 2001. Goodwill and other intangible assets amortization is allocated to Corporate for purposes of the table. For the predecessor period January 1 through June 1, 2001, Corporate recorded a non-recurring charge of $221.6 million ($158.0 million after-tax) consisting of the following: provision of $89.5 million for certain non-strategic and under-performing equipment leasing and loan portfolios, primarily in the telecommunications industry, which the Company expects to dispose; write-downs of $78.1 million for certain equity investments in the telecommunications industry and e-commerce markets which the Company plans to dispose; and transaction costs of $54.0 million associated with Tyco's acquisition of CIT. The transaction costs are presented separately in our Consolidated Income Statement, while the remaining charges have been included in Other revenue, net and in Provision for credit losses.

    During the three months ended March 31, 2001, we transferred financing and leasing assets from Equipment Financing to Specialty Finance. Prior year segment balances have not been restated to conform to the current year asset transfers as it is impractical to do so. In addition, Vendor Technology

                      THE CIT GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 4--BUSINESS SEGMENT INFORMATION (CONTINUED)
Finance was combined into Specialty Finance consistent with how activities are reported internally to management effective as of June 30, 2001. We have reclassified our comparative prior period information to reflect this change.

                                  EQUIPMENT
                                  FINANCING    SPECIALTY   COMMERCIAL   STRUCTURED     TOTAL                  CONSOLIDATED
($ IN MILLIONS)                  AND LEASING    FINANCE     FINANCE     FINANCE(1)    SEGMENTS    CORPORATE      TOTAL
---------------                  -----------   ---------   ----------   ----------   ----------   ---------   ------------
AS AT AND FOR THE COMBINED SIX
  MONTHS ENDED JUNE 30, 2001
Operating revenue..............   $   404.5    $   503.2    $  248.7     $   61.5    $  1,217.9    $ (50.4)    $ 1,167.5
Net income.....................       142.4        122.7        87.8         20.8         373.7     (221.2)        152.5
Total managed assets...........    21,927.1     18,377.2     7,776.0      3,007.6      51,087.9         --      51,087.9

AS AT AND FOR THE SIX MONTHS
  ENDED JUNE 30, 2000
Operating revenue..............   $   338.4    $   516.1    $  241.8     $  104.5    $  1,200.8    $ (22.0)    $ 1,178.8
Net income.....................       133.1        100.0        74.3         54.7         362.1      (66.8)        295.3
Total managed assets...........    19,835.9     23,730.4     7,581.8      2,222.8      53,370.9         --      53,370.9

--------------------------

(1) The June 30, 2000 balances are conformed to include Equity Investments in Structured Finance, which had previously been reported within Corporate.

NOTE 5--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

   The following table shows summarized consolidated financial information for CIT Holdings LLC and its wholly-owned subsidiary, Capita Corporation (formerly AT&T Capital Corporation). The financial information included in the following table combines the predecessor period and the successor period in order to present "combined" results for the six months ended June 30, 2001. CIT has guaranteed on a full and unconditional basis the existing registered debt securities and certain other indebtedness of these subsidiaries. Therefore, CIT has not presented related financial statements or other information for these subsidiaries on a stand-alone basis.

                      THE CIT GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 5--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (CONTINUED)
    The following summarized consolidated financial information reflects balance sheet and income statement results as of and for the combined six months ended June 30, 2001, including the transfer of various subsidiaries to other CIT entities ($ in millions):

                                                            COMBINED SIX MONTHS ENDED
                                                                  JUNE 30, 2001
                                                      -------------------------------------
                                                      CIT HOLDINGS LLC   CAPITA CORPORATION
                                                      ----------------   ------------------
OPERATING REVENUE...................................      $  302.7            $  201.8
Operating expenses..................................         259.9               194.9
                                                          --------            --------
Income before income taxes..........................      $   42.8            $    6.9
                                                          --------            --------
NET LOSS............................................      $  (12.2)           $  (31.2)
                                                          --------            --------

                                                                AT JUNE 30, 2001
                                                      -------------------------------------
ASSETS
Cash and cash equivalents...........................      $  192.3            $  106.3
Financing and leasing assets........................       6,331.4             4,705.2
Receivables from affiliates and other assets........       1,083.4               192.8
                                                          --------            --------
TOTAL ASSETS........................................      $7,607.1            $5,004.3
                                                          ========            ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Debt............................................      $3,908.0            $3,354.1
    Other...........................................         398.4               317.4
                                                          --------            --------
Total liabilities...................................       4,306.4             3,671.5
Total shareholder's equity..........................       3,300.7             1,332.8
                                                          --------            --------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..........      $7,607.1            $5,004.3
                                                          ========            ========

NOTE 6--RELATED PARTY TRANSACTION

    In June 2001, the Company received a capital contribution of $675 million from Tyco, of which $275 million was paid in cash, and $400 million was in the form of a note receivable from Tyco. The note did not bear interest and has since been paid. This note receivable is included in Other assets in the Consolidated Balance Sheet at June 30, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The unaudited consolidated financial statements include the results of The CIT Group, Inc. and its subsidiaries ("CIT" or "the Company"). On June 1, 2001 CIT was acquired by a wholly-owned subsidiary of Tyco International Ltd. ("Tyco" or "Parent") in a purchase business combination (see Note 2). In accordance with the guidelines for accounting for business combinations, the purchase price paid by Tyco plus related purchase accounting adjustments have been "pushed-down" and recorded in CIT's financial statements for periods subsequent to June 1, 2001, resulting in a new basis of accounting for the "successor" periods. As of the acquisition date, CIT recorded each asset and liability at its estimated fair value. Information for all "predecessor" periods prior to the acquisition are presented on the historical basis of accounting.

    To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the financial information presented herein combines the "predecessor period" (April 1 to June 1, 2001) with the "successor period" (June 2 to June 30, 2001) to present "combined" quarterly results for the three months ended June 30, 2001. Similarly, the financial information presented combines the "predecessor period" (January 1 to June 1, 2001) with the "successor period" (June 2 to June 30,
2001) to present "combined" results for the six months ended June 30, 2001.

                                                                COMBINED
                                                              QUARTER ENDED   QUARTER ENDED
                                                              JUNE 30, 2001   JUNE 30, 2000
($ IN MILLIONS)                                               -------------   -------------
Net income, before non-recurring charges....................     $ 150.4          $151.4
Net (loss) income, after non-recurring charges..............     $  (7.6)         $151.4
Return on average tangible shareholder's equity, before
  non-recurring charges.....................................        13.9 %          15.9%
Return on average tangible shareholder's equity, after
  non-recurring charges.....................................        (0.7)%          15.9%
Return on average earning assets (ROA), before non-recurring
  charges...................................................         1.5 %           1.5%
Return on average earning assets (ROA), after non-recurring
  charges...................................................        (0.1)%           1.5%

                                                                  COMBINED
                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 2001      JUNE 30, 2000
($ IN MILLIONS)                                               ----------------   ----------------
Net income, before non-recurring charges....................       $310.5             $295.3
Net income, after non-recurring charges.....................       $152.5             $295.3
Return on average tangible shareholder's equity, before
  non-recurring charges.....................................         14.8%              15.6%
Return on average tangible shareholder's equity, after
  non-recurring charges.....................................          7.4%              15.6%
Return on average earning assets (ROA), before non-recurring
  charges...................................................          1.5%               1.5%
Return on average earning assets (ROA), after non-recurring
  charges...................................................          0.7%               1.5%

    Net income for the combined quarter and combined six months ended June 30, 2001 included a non-recurring charge of $221.6 million ($158.0 million after-tax) consisting of the following: provision of $89.5 million for certain non-strategic and under-performing equipment leasing and loan portfolios which the Company expects to dispose; write-downs of $78.1 million for certain equity investments in the telecommunications industry and e-commerce markets which the Company plans to dispose; and transaction costs of $54.0 million associated with Tyco's acquisition of CIT. The transaction costs are presented separately in our Consolidated Income Statement, while the remaining charges have been included in Other revenue, net and in Provision for credit losses. The return on tangible stockholder's equity for the combined three and six months ended June 30, 2001 declined due to: the de-leveraging of the Company over the past year as a result of sales of non-strategic assets; increases in goodwill amortization expense as a result of push-down accounting; and an increase in the effective tax rate from June 2 through June 30, 2001 due to additional non-deductible goodwill amortization.

NET FINANCE MARGIN

    A comparison of the combined three and six months ended June 30, 2001 and the three and six months ended June 30, 2000 net finance income and net finance margin is set forth in the tables below ($ in millions):

                                                    COMBINED
                                                      THREE           THREE
                                                     MONTHS          MONTHS        INCREASE     INCREASE
                                                      ENDED           ENDED       (DECREASE)   (DECREASE)
                                                  JUNE 30, 2001   JUNE 30, 2000     AMOUNT      PERCENT
                                                  -------------   -------------   ----------   ----------
Finance income..................................    $ 1,339.9       $ 1,301.8       $ 38.1          2.9 %
Interest expense................................        558.8           630.9        (72.1)       (11.4)%
                                                    ---------       ---------       ------
Net finance income..............................        781.1           670.9        110.2         16.4 %
Depreciation on operating lease
equipment.......................................        351.7           311.7         40.0         12.8 %
                                                    ---------       ---------       ------
Net finance margin..............................    $   429.4       $   359.2       $ 70.2         19.5 %
                                                    =========       =========       ======
Average earning assets ("AEA")..................    $41,014.8       $40,690.9       $323.9          0.8 %
Net finance margin as a % of AEA................         4.19%           3.53 %

                                                    COMBINED
                                                   SIX MONTHS      SIX MONTHS      INCREASE     INCREASE
                                                      ENDED           ENDED       (DECREASE)   (DECREASE)
                                                  JUNE 30, 2001   JUNE 30, 2000     AMOUNT      PERCENT
                                                  -------------   -------------   ----------   ----------
Finance income..................................    $ 2,716.7       $ 2,530.6      $  186.1        7.4 %
Interest expense................................      1,184.5         1,202.8         (18.3)      (1.5)%
                                                    ---------       ---------      --------
Net finance income..............................      1,532.2         1,327.8         204.4       15.4 %
Depreciation on operating lease
equipment.......................................        698.1           619.5          78.6       12.7 %
                                                    ---------       ---------      --------
Net finance margin..............................    $   834.1       $   708.3      $  125.8       17.8 %
                                                    =========       =========      ========
Average earning assets AEA......................    $41,373.3       $39,778.6      $1,594.7        4.0 %
Net finance margin as a % of AEA................         4.03%           3.56%

    Net finance margin increased $70.2 million to $429.4 million for the combined three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Net finance margin for the combined six months ended June 30, 2001 increased $125.8 million to $834.1 million as compared to the six months ended June 30, 2000. These increases reflect higher yields over cost of funds, as well as growth in our financing and leasing assets. As a percentage of AEA, net finance margin increased to 4.19% for combined three months ended June 30, 2001 from 3.53% for the three months ended June 30, 2000. Net finance margin as a percent of AEA was 4.03% for the combined six months ended June 30, 2001 as compared to 3.56% for the six months ended June 30, 2000. These increases primarily reflect the exit of lower return businesses, lower short-term 2001 market interest rates and improved pricing in certain markets.

    Finance income (interest on loans and lease rentals) for the combined three months ended June 30, 2001 increased $38.1 million to $1,339.9 million from the comparable 2000 period. As a percent of AEA, finance income (excluding interest income relating to short-term interest-bearing deposits) was 12.90% for the combined three months ended June 30, 2001, compared to 12.53% for the comparable 2000 period. For the combined six months ended June 30, 2001 finance income as a percent of AEA was 12.95% compared to 12.51% for the six months ended June 30, 2000.

    Interest expense for the combined three months ended June 30, 2001 decreased $72.1 million from the comparable 2000 period. As a percent of AEA, interest expense (excluding interest expense relating to short-term interest-bearing deposits and dividends related to preferred capital securities) for the combined three months ended June 30, 2001 decreased to 5.29% from 5.93% for the three months ended June 30, 2000 as market interest rates declined. For the combined six months ended June 30, 2001, interest expense was 5.54% as a percent of AEA, compared to 5.83% in the comparable 2000 period.

    The operating lease equipment portfolio was $7.2 billion at June 30, 2001 as compared to $6.4 billion at June 30, 2000, and $7.2 billion at December 31, 2000. Operating lease margin (rental income less depreciation expense) was 6.1% for the combined three months ended June 30, 2001 compared to 6.9% for the prior year three months, and 6.6% for the combined six months ended June 30, 2001 as compared to 6.9% for the six months ended June 30, 2000. Depreciation on operating lease equipment for the combined three months ended June 30, 2001 was $351.7 million, compared to $311.7 million in the comparable 2000 period and was $698.1 million for the combined six months ended June 30, 2001 and $619.5 million for the comparable 2000 period, reflecting the increase in the operating lease equipment portfolio. As a percent of average operating leases, annualized depreciation expense was 19.5% for both six month periods ended
June 30, 2001 and 2000. Our depreciable assets range from smaller-ticket (for example, computers), shorter-term leases to larger-ticket (airline and rail assets), longer-term leases.

    We seek to mitigate interest rate risk by matching the repricing characteristics of our assets with our liabilities, which is done in part through the use of derivative financial instruments, principally interest rate swaps. The notional amounts of our interest rate swaps were $8.2 billion at June 30, 2001. See "Liquidity Risk Management" for further discussion.

    A comparative analysis of the weighted average principal outstanding and interest rates paid on our debt before and after the effect of interest rate swaps is shown in the following table ($ in millions):

                                                             COMBINED THREE MONTHS ENDED JUNE 30, 2001
                                                        ----------------------------------------------------
                                                             BEFORE SWAPS                  AFTER SWAPS
                                                        -----------------------      -----------------------
Commercial paper and variable rate senior notes.......  $20,210.4        4.64%       $12,898.9        4.56%
Fixed rate senior and subordinated notes..............   16,880.7        6.67%        24,192.2        6.72%
                                                        ---------                    ---------
Composite.............................................  $37,091.1        5.56%       $37,091.1        5.97%
                                                        =========                    =========

                                                                  THREE MONTHS ENDED JUNE 30, 2000
                                                        ----------------------------------------------------
                                                             BEFORE SWAPS                  AFTER SWAPS
                                                        -----------------------      -----------------------
Commercial paper and variable rate senior notes.......  $20,025.2        6.47%       $14,952.9        6.73%
Fixed rate senior and subordinated notes..............   17,935.4        6.70%        23,007.7        6.62%
                                                        ---------                    ---------
Composite.............................................  $37,960.6        6.58%       $37,960.6        6.67%
                                                        =========                    =========

                                                              COMBINED SIX MONTHS ENDED JUNE 30, 2001
                                                        ----------------------------------------------------
                                                             BEFORE SWAPS                  AFTER SWAPS
                                                        -----------------------      -----------------------
Commercial paper and variable rate senior notes.......  $20,831.2        5.31%       $13,777.8        5.32%
Fixed rate senior and subordinated notes..............   17,146.2        6.75%        24,199.6        6.81%
                                                        ---------                    ---------
Composite.............................................  $37,977.4        5.96%       $37,977.4        6.27%
                                                        =========                    =========

                                                                   SIX MONTHS ENDED JUNE 30, 2000
                                                        ----------------------------------------------------
                                                             BEFORE SWAPS                  AFTER SWAPS
                                                        -----------------------      -----------------------
Commercial paper and variable rate senior notes.......  $19,290.8        6.26%       $15,097.8        6.49%
Fixed rate senior and subordinated notes..............   17,849.7        6.68%        22,042.7        6.58%
                                                        ---------                    ---------
Composite.............................................  $37,140.5        6.46%       $37,140.5        6.54%
                                                        =========                    =========

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

OTHER REVENUE, NET

    Other revenue, net is as follows ($ in millions):

                                                COMBINED
                                                  THREE           THREE         COMBINED      SIX MONTHS
                                                 MONTHS          MONTHS        SIX MONTHS       ENDED
                                                  ENDED           ENDED           ENDED        JUNE 30,
                                              JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001      2000
                                              -------------   -------------   -------------   ----------
Fees and other income.......................     $117.3          $121.1          $223.9         $242.5
Gains on securitizations....................       34.7            23.0            72.1           42.0
Factoring commissions.......................       35.3            38.2            72.0           76.7
Gains on sales of leasing equipment.........       10.8            39.4            36.8           61.2
Gains on venture capital investments........        1.8            10.6             6.7           48.1
Non-recurring charges.......................      (78.1)             --           (78.1)            --
                                                 ------          ------          ------         ------
Total other revenue, net....................     $121.8          $232.3          $333.4         $470.5
                                                 ======          ======          ======         ======

    Other revenue, net was $121.8 million for the combined three months ended June 30, 2001 as compared to $232.3 million during the three months ended
June 30, 2000. Other revenue, net for the combined three months ended June 30, 2001 includes $78.1 million of non-recurring charges for the write-downs of certain equity investments in the telecommunications industry and e-commerce markets of which the Company plans to dispose. Excluding these charges, other revenue, net for the period decreased to $199.9 million due principally to lower gains on equipment sales and venture capital investments. Fees and other income includes miscellaneous fees, syndication fees and gains from receivable sales.

    Securitization gains were $34.7 million, or 13.5% of pretax income, excluding non-recurring charges, on $1.3 billion of volume securitized, as compared to $23.0 million or 9.4% of pre-tax income on $0.9 billion of volume in the three months ended June 30, 2000. Gains on equipment sales decreased due to the impact of push-down accounting during the successor June 2001 period. Weak economic conditions in the public equity markets resulted in venture capital gains of $1.8 million, down from $10.6 million last year.

SALARIES AND GENERAL OPERATING EXPENSES

    Salaries and general operating expenses were $265.5 million for the combined three months ended June 30, 2001, essentially unchanged from the three months ended March 31, 2001 and up 3.1% from $257.5 million for the three months ended June 30, 2000. In conjunction with our integration into Tyco, corporate staff reductions and related business restructurings were initiated. As a result, approximately 350 people will be terminated. The staff reductions and business restructurings implemented through June 30, 2001 are expected to result in approximately $70 million in annual savings.

    Management monitors productivity via the efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA"). Both of these annualized ratios, which exclude goodwill amortization, improved in 2001 as set forth in the following table:

                                                 COMBINED
                                                   THREE           THREE         COMBINED      SIX MONTHS
                                                  MONTHS          MONTHS        SIX MONTHS       ENDED
                                                   ENDED           ENDED           ENDED        JUNE 30,
                                               JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001      2000
                                               -------------   -------------   -------------   ----------
Efficiency ratio (excluding non-recurring
  charges)...................................      42.6%           43.9%           42.8%          45.0%
Salaries and general operating expenses as a
  percent of AMA.............................      2.09%           2.03%           2.05%          2.09%

    The efficiency ratio improved modestly from 2000 to 2001 but is still above management's target of 40% or less. Salaries and general operating expenses as a percent of AMA increased to 2.09% for the combined three months ended June 30, 2001 from 2.03% in the three months ended June 30, 2000, and decreased to 2.05% for the combined six months ended June 30, 2001 from 2.09% in the six months ended June 30, 2000. Management believes that the expense initiatives under our integration plan noted above will impact this ratio favorably in the future.

GOODWILL AND OTHER INTANGIBLE ASSETS AMORTIZATION

    As disclosed in Note 2, $4.2 billion of incremental goodwill and other intangible assets was "pushed-down" to CIT as a result of the acquisition by Tyco. Accordingly, goodwill and other intangible assets amortization was $29.7 million for the combined three months ended June 30, 2001 as compared to $20.6 million for the three months ended June 30, 2000, and $52.2 million for the combined six months ended June 30, 2001 as compared to $41.1 million for the six months ended June 30, 2000. Goodwill and other intangible assets are being amortized, from the acquisition date, on a straight-line basis over the lives of the underlying identifiable assets, which range from 5 to 40 years.

PROVISION AND RESERVE FOR CREDIT LOSSES/CREDIT QUALITY

    The provision for credit losses for the combined three months ended
June 2001 was $166.7 million, up from $64.0 million in the three months ended June 30, 2000. The provision for credit losses for the combined six months ended June 30, 2001 was $235.0 million, up from $125.6 million in the six months ended June 30, 2000. The $166.7 million and $235.0 million include a provision for certain non-strategic and under-performing equipment leasing and loan portfolios expected to be disposed of totaling $89.5 million, primarily in the Structured Finance telecommunications portfolio.

    For the combined three months ended June 30, 2001, net credit losses, including non-recurring charges, were $156.7 million compared to $60.7 million for the comparable 2000 period. Excluding non-recurring charges, net credit losses for the combined three months ended June 30, 2001 were $77.2 million, or 0.94% of average finance receivables, as compared to $60.7 million or 0.73% for the three months ended June 30, 2000, reflecting higher charge-offs due to economic weakness in 2001, notably in the trucking and technology portfolios.

    During the three months ended March 31, 2001, we transferred financing and leasing assets between Equipment Financing and Specialty Finance--commercial. The impact of these movements are not reflected in the prior year data included in the tables relating to charge-offs, past due and nonperforming assets, and the finance and leasing assets.

    The following table sets forth our net charge-off experience excluding non-recurring charges, in amount and as a percent of average finance receivables on an annualized basis ($ in millions):

                                                    COMBINED THREE MONTHS   THREE MONTHS ENDED
                                                     ENDED JUNE 30, 2001       JUNE 30, 2000
                                                    ---------------------   -------------------
Equipment Financing and Leasing...................    $26.8       0.88%      $11.2       0.34%
Specialty Finance--commercial.....................     26.4       1.53%       20.5       1.06%
Commercial Finance................................      7.4       0.37%       15.1       0.79%
Structured Finance................................      2.0       0.41%        0.3       0.11%
                                                      -----                  -----
    Total Commercial..............................     62.6       0.87%       47.1       0.64%
Specialty Finance--consumer.......................     14.6       1.47%       13.6       1.34%
                                                      -----                  -----
    Total.........................................    $77.2       0.94%      $60.7       0.73%
                                                      =====                  =====

                                                       COMBINED SIX MONTHS    SIX MONTHS ENDED
                                                       ENDED JUNE 30, 2001      JUNE 30, 2000
                                                       -------------------   -------------------
Equipment Financing and Leasing......................   $ 48.8      0.77%     $ 25.4      0.40%
Specialty Finance--commercial........................     44.9      1.29%       33.8      0.93%
Commercial Finance...................................     14.4      0.38%       25.6      0.70%
Structured Finance...................................      6.1      0.64%        0.3      0.05%
                                                        ------                ------
    Total Commercial.................................    114.2      0.79%       85.1      0.60%
Specialty Finance--consumer..........................     29.7      1.45%       28.6      1.41%
                                                        ------                ------
    Total............................................   $143.9      0.87%     $113.7      0.70%
                                                        ======                ======

    Excluding non-recurring charges, commercial net credit losses for the combined three months ended June 30, 2001 increased to 0.87% in 2001 from 0.64% in 2000 due mainly to higher trucking and construction portfolio charge-offs in Equipment Financing. Consumer net credit losses were 1.47% for the combined three months ended June 30, 2001 as compared to 1.34% for the three months ended June 30, 2000, reflecting product mix changes. Certain assets transferred to Specialty Finance--commercial, such as small-ticket loans and leases, are higher risk in nature, as reflected in the higher charge-off rates in the table above.

    The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience, and levels of past due loans and non-performing assets. All portfolios are provided for at different reserve levels based on our risk assessment. The reserve was $463.8 million (1.50% of finance receivables) at June 30, 2001 as compared to $468.5 million (1.40% of finance receivables) at December 31, 2000 and $460.3 million (1.39% of finance receivables) at June 30, 2000.

PAST DUE AND NON-PERFORMING ASSETS

    The following table sets forth certain information concerning past due and non-performing assets (and the related percentages of finance receivables) at June 30, 2001, March 31, 2001 and December 31, 2000 ($ in millions):

                                              JUNE 30, 2001           MARCH 31, 2001        DECEMBER 31, 2000
                                           --------------------    --------------------    --------------------
Finance receivables, past due
  60 days or more:
  Equipment Financing and Leasing........  $  427.6      3.67%     $  377.1      3.10%      $399.8       2.88%
  Specialty Finance--commercial..........     278.7      4.38%        283.1      4.04%       184.9       3.07%
  Commercial Finance.....................     125.5      1.62%        105.0      1.31%       107.9       1.40%
  Structured Finance.....................      91.0      4.46%        117.7      6.13%        96.2       5.59%
                                           --------                --------                 ------
  Total Commercial.......................     922.8      3.29%        882.9      3.03%       788.8       2.69%
  Specialty Finance--consumer............     165.9      5.97%        199.7      4.76%       211.1       5.03%
                                           --------                --------                 ------
    Total................................  $1,088.7      3.53%     $1,082.6      3.25%      $999.9       2.98%
                                           ========                ========                 ======

Non-performing assets:
  Equipment Financing and Leasing........  $  356.3      2.99%     $  349.2      2.87%      $351.0       2.53%
  Specialty Finance--commercial..........     146.1      2.29%        163.6      2.33%        93.9       1.56%
  Commercial Finance.....................      73.4      0.94%         67.9      0.85%        65.3       0.85%
  Structured Finance.....................     109.0      5.34%        130.0      6.77%       118.6       6.90%
                                           --------                --------                 ------
  Total Commercial.......................     684.8      2.44%        710.7      2.44%       628.8       2.15%
  Specialty Finance--consumer............     165.2      5.94%        187.6      4.47%       199.3       4.75%
                                           --------                --------                 ------
    Total................................  $  850.0      2.75%     $  898.3      2.70%      $828.1       2.47%
                                           ========                ========                 ======

    Non-performing assets reflect both finance receivables on non-accrual status and assets received in satisfaction of loans.

    Past due and non-performing accounts as a percent of finance receivables increased from March 31, 2001 as a result of declining economic conditions impacting certain sectors, most notably trucking, technology and retail. Trends in these sectors resulted in the increases in past due and non-performing assets in Equipment Financing and Leasing, Specialty Finance and Commercial Finance. Certain assets transferred to Specialty Finance--commercial, such as small ticket loans and leases, are higher risk in nature; therefore past due and non-performing balances are generally higher.

INCOME TAXES

    The effective income tax rate, excluding non-recurring charges, was 40.5% during the combined three months ended June 30, 2001, as compared to 38.1% in the three months ended June 30, 2000. The effective income tax rate, excluding the impact of non-recurring charges, was 39.1% for the combined six months ended June 30, 2001, as compared to 38.1% in the six months ended June 30, 2000. The increases in the effective income tax rates in 2001 were primarily due to additional non-deductible goodwill amortization resulting from Tyco's acquisition of CIT.

FINANCING AND LEASING ASSETS

    Managed assets, comprised of financing and leasing assets and finance receivables previously securitized that we continue to manage, totaled
$51.1 billion at June 30, 2001, down from $54.9 billion at December 31, 2000, and $53.4 billion at June 30, 2000. Owned financing and leasing portfolio assets totaled $40.5 billion at June 30, 2001 compared to $43.8 billion at December 31, 2000 and $42.6 billion at June 30, 2000.

    The lower asset levels at June 30, 2001 reflect the disposition of non-strategic businesses and our focus on managing down our leverage ratios coupled with disciplined pricing and a lower level of originations. During the combined three months ended June 30, 2001 over $2.5 billion of receivables and assets were sold. These sales included our United Kingdom dealer business and manufactured housing portfolio. In addition, we have exited the recreational vehicle origination market and placed our existing portfolio in liquidation status. New business origination volume was $5.2 billion for the combined three months ended June 30, 2001, as compared to $5.1 billion for the three months ended March 31, 2001 and down from $6.1 billion for the three months ended
June 30, 2000 due to a lower level of portfolio purchases, the exiting of certain non-strategic businesses and the effects of the slower economic environment in 2001. We will continue our on-going review of non-strategic businesses.

    The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions):

                                                JUNE 30, 2001   DECEMBER 31, 2000    CHANGE     PERCENT
                                                -------------   -----------------   ---------   --------
Equipment Financing...........................    $11,643.1         $14,434.4       $(2,791.3)   (19.3)%
Capital Finance...............................      5,675.7           5,643.6            32.1      0.6 %
                                                  ---------         ---------       ---------
Total Equipment Financing and Leasing
  Segment.....................................     17,318.8          20,078.0        (2,759.2)   (13.7)%
                                                  ---------         ---------       ---------
Specialty Finance:
Commercial....................................      8,606.4           8,121.0           485.4      6.0 %
Consumer......................................      3,804.0           5,200.0        (1,396.0)   (26.8)%
                                                  ---------         ---------       ---------
Total Specialty Finance Segment...............     12,410.4          13,321.0          (910.6)    (6.8)%
                                                  ---------         ---------       ---------

Commercial Services...........................      4,182.3           4,277.9           (95.6)    (2.2)%
Business Credit...............................      3,593.7           3,415.8           177.9      5.2 %
                                                  ---------         ---------       ---------
Total Commercial Finance Segment..............      7,776.0           7,693.7            82.3      1.1 %

Structured Finance Segment....................      3,007.6           2,691.9           315.7     11.7 %
                                                  ---------         ---------       ---------
TOTAL FINANCING AND LEASING PORTFOLIO
  ASSETS......................................     40,512.8          43,784.6        (3,271.8)    (7.5)%
Finance receivables previously securitized and
  still managed by us.........................     10,575.1          11,116.3          (541.2)    (4.9)%
                                                  ---------         ---------       ---------
TOTAL MANAGED ASSETS..........................    $51,087.9         $54,900.9       $(3,813.0)    (6.9)%
                                                  =========         =========       =========

CONCENTRATIONS

FINANCING AND LEASING ASSETS COMPOSITION

    Our ten largest financing and leasing asset accounts at June 30, 2001 in the aggregate accounted for 4.0% of the total financing and leasing assets, all of which are commercial accounts secured by equipment, accounts receivable and inventory.

GEOGRAPHIC COMPOSITION

    The following table presents financing and leasing assets by customer location ($ in millions):

                                                            AT JUNE 30, 2001     AT DECEMBER 31, 2000
                                                          --------------------   --------------------
                                                           AMOUNT     PERCENT     AMOUNT     PERCENT
                                                          ---------   --------   ---------   --------
United States:
  Northeast.............................................  $ 8,258.9     20.4%    $ 9,099.3     20.8%
  West..................................................    7,798.5     19.2       8,336.9     19.0
  Midwest...............................................    7,075.2     17.5       7,723.1     17.6
  Southeast.............................................    5,812.7     14.3       6,228.6     14.2
  Southwest.............................................    4,578.7     11.3       4,940.3     11.4
                                                          ---------    -----     ---------    -----
Total United States.....................................   33,524.0     82.7      36,328.2     83.0
                                                          ---------    -----     ---------    -----
Foreign:
  Canada................................................    2,128.4      5.3       2,357.4      5.4
  Other.................................................    4,860.4     12.0       5,099.0     11.6
                                                          ---------    -----     ---------    -----
Total foreign...........................................    6,988.8     17.3       7,456.4     17.0
                                                          ---------    -----     ---------    -----
Total...................................................  $40,512.8    100.0%    $43,784.6    100.0%
                                                          =========    =====     =========    =====

    At June 30, 2001, our managed asset geographic diversity does not differ significantly from our owned asset geographic diversity.

    Our financing and leasing asset portfolio in the United States is diversified by state. At June 30, 2001, with the exception of California (10.5%), Texas (7.7%), and New York (6.9%), no state represented more than 4.2% of financing and leasing assets. Our managed and owned asset geographic composition did not significantly differ from our December 31, 2000 managed and owned asset geographic composition.

    Financing and leasing assets to foreign obligors totaled $7.0 billion at June 30, 2001. After Canada, $2.1 billion (5.3% of financing and leasing assets), the largest foreign exposures were England, $814.9 million (2.0%), and Australia, $353.9 million (0.9%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than 0.7% of financing and leasing assets.

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

INDUSTRY COMPOSITION

    The following table presents financing and leasing assets by major industry class ($ in millions):

                                                            AT JUNE 30, 2001     AT DECEMBER 31, 2000
                                                          --------------------   --------------------
                                                           AMOUNT     PERCENT     AMOUNT     PERCENT
                                                          ---------   --------   ---------   --------
Manufacturing(1)
  (none greater than 3.5%)..............................  $ 8,707.5     21.5%    $ 8,787.2     20.1%
Retail(2)...............................................    3,927.6      9.7       4,211.3      9.6
Commercial airlines.....................................    3,566.4      8.8       3,557.2      8.1
Transportation(3).......................................    3,169.8      7.8       3,431.0      7.8
Home mortgage...........................................    2,523.5      6.2       2,451.7      5.6
Construction equipment..................................    2,400.1      5.9       2,697.8      6.2
Service industries......................................    1,693.5      4.2       1,987.1      4.5
Wholesaling.............................................    1,484.7      3.7       1,445.0      3.3
Communications..........................................    1,427.3      3.5       1,496.7      3.4
Other (none greater than 2.6%)..........................   11,612.4     28.7      13,719.6     31.4
                                                          ---------    -----     ---------    -----
  Total.................................................  $40,512.8    100.0%    $43,784.6    100.0%
                                                          =========    =====     =========    =====

------------------------

(1) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products, and other industries.

(2) Includes retailers of apparel (3.6%) and general merchandise (2.5%).

(3) Includes rail, bus, over-the-road trucking and business aircraft.

LIQUIDITY RISK MANAGEMENT

    Liquidity risk refers to the inability to meet potential cash outflows promptly and cost effectively. Factors that could cause such a risk to arise might be a disruption of securities markets or other funding sources. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding. The primary funding sources are commercial paper (U.S., Canada and Australia), medium-term notes (U.S. and Europe) and asset-backed securities (U.S. and Canada). We also maintain committed bank lines of credit aggregating $8.5 billion to provide back-stop support of commercial paper borrowings and approximately $243.5 million of local bank lines to support our international operations. Additional sources of liquidity are loan and lease payments from customers and wholeloan sales, syndications and asset-backed receivable conduits. We have $15.2 billion of registered, but unissued, debt securities available under a shelf registration statement.

    To ensure uninterrupted access to capital at competitive interest rates, we maintain strong investment grade ratings as outlined below:

                                                              SHORT TERM   LONG TERM
                                                              ----------   ---------
Moody's.....................................................     P-1          A2
Standard & Poor's...........................................     A-1          A+
Fitch.......................................................     F1           A+

------------------------

    The security ratings stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

    As part of our continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, general equipment finance receivables of $1.3 billion were securitized during the combined three months ended June 30, 2001. At June 30, 2001, we had

$7.7 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

    We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability. Among the target ratios are commercial paper as a percentage of total debt and committed bank line coverage of outstanding commercial paper.

CAPITALIZATION

    The following table presents information regarding our capital structure ($ in millions):

                                                              JUNE 30, 2001   DECEMBER 31, 2000
                                                              -------------   -----------------
Commercial paper............................................    $ 9,155.8         $ 9,063.5
Term debt...................................................     27,602.9          28,901.6
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely debentures
  of the Company ("Preferred Capital Securities")...........        260.0             250.0
Shareholder's equity*.......................................     10,243.9           6,007.2
                                                                ---------         ---------
Total capitalization........................................     47,262.6          44,222.3
Goodwill....................................................      6,101.7           1,964.6
                                                                ---------         ---------
Total tangible capitalization...............................    $41,160.9         $42,257.7
                                                                =========         =========
Tangible shareholder's equity* and Preferred Capital
  Securities to managed assets..............................         8.62%             7.82%
Total debt (excluding overnight deposits) to tangible
  shareholder's equity* and Preferred Capital Securities....         8.22x             8.78x

------------------------

* Shareholder's equity excludes the impact of the Accumulated other comprehensive loss relating to derivative financial instruments described in
    Note 3 to the consolidated financial statements.

    Management has made significant progress toward its goals of reducing leverage and improving profitability through sales of low margin businesses and non-strategic assets. As a result of such sales, the retention of earnings, and the capital contributed by Tyco in June 2001, our target leverage ratio has been attained.

STATISTICAL DATA

    The following table presents components of net income as a percent of AEA, along with other selected financial data ($ in millions):

                                                                  COMBINED
                                                                 SIX MONTHS         SIX MONTHS
                                                                    ENDED             ENDED
                                                              JUNE 30, 2001(1)    JUNE 30, 2000
                                                              -----------------   --------------
Finance income(2)...........................................          12.95%             12.51%
Interest expense(2).........................................           5.54               5.83
                                                                  ---------          ---------
  Net finance income........................................           7.41               6.68
Depreciation on operating lease equipment...................           3.37               3.12
                                                                  ---------          ---------
  Net finance margin........................................           4.04               3.56
Fees and other income.......................................           1.98               2.37
                                                                  ---------          ---------
  Operating revenue.........................................           6.02               5.93
                                                                  ---------          ---------
Salaries and general operating expenses.....................           2.56               2.64
Provision for credit losses.................................           0.70               0.63
Goodwill amortization.......................................           0.25               0.21
                                                                  ---------          ---------
  Operating expenses........................................           3.51               3.48
                                                                  ---------          ---------
  Income before income taxes................................           2.51               2.45
Provision for income taxes..................................           0.98               0.94
Minority interest in subsidiary trust holding solely
  debentures of the Company.................................           0.03               0.03
                                                                  ---------          ---------
  Net income................................................           1.50%              1.48%
                                                                  =========          =========
Average earning assets......................................      $41,373.3          $39,778.6
                                                                  =========          =========

--------------------------

(1) Excludes non-recurring charges. Including non-recurring charges, net income as a percent of AEA would have been 0.74%.

(2) Excludes interest income and interest expense relating to short-term interest-bearing deposits.

ACCOUNTING AND TECHNICAL PRONOUNCEMENTS

    During September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures for fiscal years ending after December 15, 2000. We have adopted the disclosures for this statement and we do not expect the adoption of this standard to affect the accounting for, or the structure of, our securitization transactions.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies will be required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines on accounting for goodwill and other intangible assets. CIT expects to implement SFAS No. 142 at its earliest allowable adoption date, October 1, 2001. Upon adoption, existing goodwill will no longer be amortized, but instead will be assessed for impairment at least as often as annually. Goodwill resulting from acquisitions, if any, initiated after June 30, 2001 will be immediately subject to the nonamortization provisions of SFAS No. 142. We are currently assessing the impact of these new standards. Goodwill amortization expense was $37.8 million and $14.4 million for the periods
January 1 through June 1, 2001 and June 2 through June 30, 2001, respectively.

FORWARD-LOOKING INFORMATION

    Statements contained in this Form 10-Q that are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipate," "believe," "expect," "estimate," and similar expressions are generally intended to identify forward-looking statements. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, potential changes in interest rates, competitive factors, general economic conditions, the ability to integrate recent acquisitions and the ability to develop new business from recent business combinations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure during the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 12--Computation of Ratios of Earnings to Fixed Charges.

    (b) Current Report on Form 8-K filed on April 27, 2001 reporting the Company's announcement of financial results for the quarter ended March 31, 2001, and the declaration of a quarterly dividend for the quarter ended March 31, 2001.

       Current Report on Form 8-K filed on May 9, 2001 reporting the Company's announcement that it had relinquished the ticker symbols for two issues of senior debt securities issued by one of its subsidiaries and that the securities would continue to trade under new ticker symbols.

       Current Report on Form 8-K filed on May 29, 2001 announcing that shareholders had approved the proposed acquisition of CIT by Tyco International Ltd. at a Special Meeting of Shareholders held on May 23, 2001 in Livingston, New Jersey.

       Current Report on Form 8-K filed on June 7, 2001, as amended by
       Form 8-K/A filed on July 2, 2001, reporting that the acquisition of the Company by Tyco International Ltd. was completed on June 1, 2001, and that the Company had changed its independent auditor to PricewaterhouseCoopers LLP, the independent auditor of Tyco, and filing a copy of the Agreement, dated June 1, 2001, between CIT Holdings
       (NV) Inc., a wholly owned subsidiary of Tyco International Ltd., and the Company regarding transactions between CIT Holdings and the Company.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       THE CIT GROUP, INC.

                                                       By:              /s/ MARK H. SWARTZ
                                                            -----------------------------------------
                                                                          Mark H. Swartz
                                                                          VICE PRESIDENT
                                                                    (DULY AUTHORIZED OFFICER)

                                                       By:             /s/ JOSEPH M. LEONE
                                                            -----------------------------------------
                                                                         Joseph M. Leone
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER
                                                                       PRINCIPAL ACCOUNTING
                                                                      AND FINANCIAL OFFICER)

DATE: August 13, 2001