Form 10KT405
period 2001-09-30
TYCO CAPITAL CORP
filed 2001-12-28
CIK 20388

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/ /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
   OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/X/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
   OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM JANUARY 1, 2001 TO SEPTEMBER 30, 2001
                            ------------------------

                         COMMISSION FILE NUMBER: 1-1861

                            TYCO CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEVADA                                       65-1051227
        (STATE OR OTHER JURISDICTION                           (IRS EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

             1211 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK 10036 (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 536-1390
                        (REGISTRANT'S TELEPHONE NUMBER)
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             -------------------                         ------------------------
      5 7/8% Notes due October 15, 2008                   New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of December 26, 2001, there were 100 shares of the Registrant's common stock outstanding, all of which are held indirectly by Tyco International Ltd.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I. 1(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                      DOCUMENTS INCORPORATED BY REFERENCE.

    See pages 78 to 79 for the exhibit index.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

      FORM 10-K
      ITEM NO.                                  NAME OF ITEM                            PAGE
                                            PART I

Item 1.                 Business....................................................      1

                          Overview..................................................      1

                          Securitization Program....................................      8

                          Industry Concentration....................................      9

                          Competition...............................................      9

                          Regulation................................................      9

                          Employees.................................................      9

Item 2.                 Properties..................................................     10

Item 3.                 Legal Proceedings...........................................     10

Item 4.                 Submission of Matters to a Vote of Security Holders.........     10

                                           PART II

Item 5.                 Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................     11

Item 6.                 Selected Financial Data.....................................     11

Item 7.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations and.............................     13

Item 7A.                Quantitative and Qualitative Disclosure about Market Risk...     13

Item 8.                 Financial Statements and Supplementary Data.................     31

Item 9.                 Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................     77

                                           PART III

Item 10.                Directors and Executive Officers of the Registrant..........     77

Item 11.                Executive Compensation......................................     77

Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................     77

Item 13.                Certain Relationships and Related Transactions..............     77

                                           PART IV

Item 14.                Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.......................................................     78

Signatures              ............................................................     80

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Tyco Capital Corporation, a Nevada corporation ("we," "Tyco Capital" or the "Company"), formerly known as The CIT Group, Inc., is a leading global source of financing and leasing capital for companies in more than 30 industries, including many of today's leading industries and emerging businesses, offering vendor, equipment, commercial, factoring, consumer, and structured financing capabilities. On June 1, 2001, The CIT Group, Inc. was acquired by a wholly-owned subsidiary of Tyco International Ltd. ("Tyco"), a diversified manufacturing and service company, in a purchase business combination recorded under the "push-down" method of accounting, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting. Following the acquisition, we changed our name to Tyco Capital Corporation and changed our fiscal year end from December 31 to September 30 to conform with that of Tyco. Tyco Capital will continue to operate its business independently, as a wholly-owned subsidiary of Tyco. On September 30, 2001, we sold certain international subsidiaries that had assets of approximately $1.8 billion and liabilities of $1.5 billion to a non-U.S. subsidiary of Tyco for a promissory note of approximately
$295 million. The earnings of Tyco Capital included the results of these subsidiaries through September 30, 2001.

    We commenced operations in 1908 and have developed a broad array of "franchise" businesses that focus on specific industries, asset types and markets, which are balanced by client, industry and geographic diversification. We had $49.0 billion of managed assets and $10.6 billion of shareholder's equity at September 30, 2001.

    We conduct our operations through strategic business units that market products and services to satisfy the financing needs of specific customers, industries, vendors/manufacturers, and markets. Our four business segments are identified and described in greater detail below.

    We offer commercial lending and leasing in all four of the segments, providing a wide range of financing and leasing products to small, midsize and larger companies across a wide variety of industries, including: manufacturing, retailing, transportation, aerospace, construction, technology, communication, and various service-related industries. The secured lending, leasing and factoring products of our operations include direct loans and leases, operating leases, leveraged and single investor leases, secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing, debtor-in-possession and turnaround financing, and acquisition and expansion financing. Consumer lending is conducted in our Specialty Finance segment and consists primarily of home equity lending to consumers originated largely through a network of brokers and correspondents.

    Transactions are generated through direct calling efforts with borrowers, lessees, equipment end-users, vendors, manufacturers and distributors and through referral sources and other intermediaries. Transactions are also sourced to us from Tyco's customers. In addition, our strategic business units jointly structure certain transactions and refer or cross-sell transactions to other Tyco Capital units to best meet our customers' overall financing needs. We also buy and sell participations in and syndications of finance receivables and/or lines of credit. In addition, from time to time in the normal course of business, we purchase finance receivables in bulk to supplement our originations and sell select finance receivables and equipment under operating leases for risk and other balance sheet management purposes, or to improve profitability.

    The four business segments that comprise Tyco Capital are as follows:

    - Equipment Financing and Leasing

    - Specialty Finance

    - Commercial Finance

    - Structured Finance

    The former Vendor Technology Finance and Consumer segments were combined to form the Specialty Finance segment in 2001.

EQUIPMENT FINANCING AND LEASING SEGMENT

    Our Equipment Financing and Leasing operations had total financing and leasing assets of $16.0 billion at September 30, 2001, representing 41.1% of total financing and leasing assets. Total Equipment Financing and Leasing managed assets were $20.5 billion or 41.7% of total managed assets. We conduct our Equipment Financing and Leasing operations through two strategic business units:

    - EQUIPMENT FINANCING offers secured equipment financing and leasing and focuses on the broad distribution of its products through manufacturers, dealers/distributors, intermediaries and direct calling efforts primarily in manufacturing, construction, transportation, food services/stores and other industries.

    - CAPITAL FINANCE offers secured equipment financing and leasing by directly marketing customized transactions of commercial aircraft and rail equipment.

    Equipment Financing and Capital Finance personnel have extensive expertise in managing equipment over its full life cycle, including purchasing new equipment, maintaining and repairing equipment, estimating residual values and re-marketing via re-leasing or selling equipment. Equipment Financing's and Capital Finance's equipment and industry expertise enables them to effectively manage residual value risk. For example, Capital Finance can repossess commercial aircraft, if necessary, obtain any required maintenance and repairs for such aircraft and recertify such aircraft with appropriate authorities. We manage the equipment, the residual value and the risk of equipment remaining idle for extended periods of time and, where appropriate, we locate alternative equipment users or purchasers. For each year in the period 1997 through 2000 and for the nine months ended September 30, 2001, Equipment Financing and Capital Finance have realized in excess of 100% of the aggregate booked residual values in connection with equipment sales.

    The following table sets forth the managed assets of our Equipment Financing and Leasing segment at September 30, 2001 and at December 31 for each of the years in the four-year period ended December 31, 2000 ($ in millions).

                                                                        DECEMBER 31,
                                        SEPTEMBER 30,   ---------------------------------------------
                                            2001          2000        1999        1998        1997
                                        -------------   ---------   ---------   ---------   ---------
                                         (SUCCESSOR)                    (PREDECESSOR)
Finance receivables...................    $11,555.2     $14,202.7   $12,999.6   $10,592.9   $ 9,804.1
Operating lease equipment, net........      4,437.2       5,875.3     4,017.1     2,774.1     1,905.6
                                          ---------     ---------   ---------   ---------   ---------
  Total financing and leasing
    assets............................     15,992.4      20,078.0    17,016.7    13,367.0    11,709.7
Finance receivables previously
  securitized
and still managed by us...............      4,464.8       6,387.2     2,189.4          --          --
                                          ---------     ---------   ---------   ---------   ---------
  Total managed assets................    $20,457.2     $26,465.2   $19,206.1   $13,367.0   $11,709.7
                                          =========     =========   =========   =========   =========

    During the nine months ended September 30, 2001, certain intersegment transfers of assets were completed from Equipment Financing to Specialty Finance to better align marketing and risk management efforts, to further improve operating efficiencies and to implement a more uniform North American strategy.

EQUIPMENT FINANCING

    Equipment Financing had total financing and leasing assets of $11.1 billion at September 30, 2001, representing 28.4% of our total financing and leasing assets. On a managed asset basis, Equipment Financing represents $15.5 billion or 31.7% of total managed assets. Equipment Financing offers secured equipment financing and leasing products, including loans, leases, wholesale and retail financing for distributors and manufacturers, loans guaranteed by the U.S. Small Business

Administration, operating leases, sale and leaseback arrangements, portfolio acquisitions, municipal leases, revolving lines of credit and in-house syndication capabilities.

    Equipment Financing is a diversified, middle-market, secured equipment lender with a global presence and strong North American marketing coverage. At September 30, 2001, its portfolio included significant financing and leasing assets to customers in a number of different industries, with manufacturing being the largest as a percentage of financing and leasing assets, followed by construction and transportation.

    Products are originated through direct calling on customers and through relationships with manufacturers, dealers, distributors and intermediaries that have leading or significant marketing positions in their respective industries. This provides Equipment Financing with efficient access to equipment end-users in many industries across a variety of equipment types.

    The following table sets forth the managed assets of Equipment Financing at September 30, 2001 and at December 31 for each of the years in the four-year period ended December 31, 2000 ($ in millions). Both the increase in assets during 2000 and the decrease in assets in 2001 resulted primarily from asset transfers between Specialty Finance and Equipment Financing.

                                                                             DECEMBER 31,
                                              SEPTEMBER 30,   -------------------------------------------
                                                  2001          2000        1999        1998       1997
                                              -------------   ---------   ---------   --------   --------
                                               (SUCCESSOR)                   (PREDECESSOR)
Finance receivables.........................    $ 9,782.0     $12,153.7   $10,899.3   $8,497.6   $7,403.4
Operating lease equipment, net..............      1,281.7       2,280.7     1,066.2      765.1      623.8
                                                ---------     ---------   ---------   --------   --------
  Total financing and leasing assets........     11,063.7      14,434.4    11,965.5    9,262.7    8,027.2
Finance receivables previously securitized
and still managed by us.....................      4,464.8       6,387.2     2,189.4         --         --
                                                ---------     ---------   ---------   --------   --------
  Total managed assets......................    $15,528.5     $20,821.6   $14,154.9   $9,262.7   $8,027.2
                                                =========     =========   =========   ========   ========

CAPITAL FINANCE

    Capital Finance had financing and leasing assets of $4.9 billion at September 30, 2001, which represented 12.7% of our total financing and leasing assets and 10.0% of managed assets. Capital Finance specializes in providing customized leasing and secured financing primarily to end-users of commercial aircraft and railcars, including operating leases, single investor leases, equity portions of leveraged leases, sale and leaseback arrangements, as well as loans secured by equipment. Typical Capital Finance customers are middle-market to larger-sized companies. New business is generated through direct calling efforts supplemented with transactions introduced by intermediaries and other referral sources.

    Capital Finance has provided financing to commercial airlines for over thirty years. The Capital Finance aerospace portfolio includes most of the leading U.S. and foreign commercial airlines, with a fleet of approximately 200 aircraft, and an average age of approximately nine years. Capital Finance has developed strong direct relationships with most major airlines and major aircraft and aircraft engine manufacturers. This provides Capital Finance with access to technical information, which enhances customer service, and provides opportunities to finance new business. During 2001, we entered into an agreement with The Boeing Company to purchase 25 aircraft at a cost of approximately
$1.3 billion, with options to purchase an additional five units. Deliveries are scheduled to take place from fiscal 2003 through 2005. Previously, we entered into agreements with both Airbus Industrie and The Boeing Company to purchase a total of 88 aircraft (at an estimated cost of approximately $5 billion), with options to acquire additional units, and with the flexibility to delay or terminate certain positions. Deliveries of these new aircraft are scheduled to take place over a five-year period, which started in the fourth quarter of calendar year 2000 and runs through 2005. As of September 30, 2001, nine aircraft have been delivered.

    Capital Finance has over 25 years of experience in financing the rail industry, contributing to its knowledge of asset values, industry trends, product structuring and customer needs. Capital Finance has a dedicated rail equipment group, maintains relationships with several leading railcar manufacturers and has a significant direct calling effort on railroads and rail shippers in the United States. The Capital Finance rail portfolio includes loans and/or leases to all of the U.S. and Canadian Class I railroads (which are railroads with annual revenues of at least $250 million) and numerous shippers. The operating lease fleet includes primarily covered hopper cars used to ship grain and agricultural products, plastic pellets and cement; gondola cars for coal, steel coil and mill service; open hopper cars for coal and aggregates; center beam flat cars for lumber; and boxcars for paper and auto parts. Railcars total in excess of 43,000, with approximately 78% less than six years old. Capital Finance also has a fleet of over 350 locomotives on lease to U.S. railroads.

    The following table sets forth the financing and leasing assets of Capital Finance at September 30, 2001 and at December 31 for each of the years in the four-year period ended December 31, 2000 ($ in millions).

                                                                              DECEMBER 31,
                                                SEPTEMBER 30,   -----------------------------------------
                                                    2001          2000       1999       1998       1997
                                                -------------   --------   --------   --------   --------
                                                 (SUCCESSOR)                  (PREDECESSOR)
Finance receivables...........................     $1,773.2     $2,049.0   $2,100.3   $2,095.3   $2,400.7
Operating lease equipment, net................      3,155.5      3,594.6    2,950.9    2,009.0    1,281.8
                                                   --------     --------   --------   --------   --------
  Total financing and leasing assets..........     $4,928.7     $5,643.6   $5,051.2   $4,104.3   $3,682.5
                                                   ========     ========   ========   ========   ========

SPECIALTY FINANCE SEGMENT

    The Specialty Finance segment is the combination of our former Vendor Technology Finance and Consumer segments, which were combined during the second quarter of fiscal 2001, consistent with how activities are reported internally to management. As a result, the assets of this segment include small ticket commercial financing and leasing assets, vendor programs and consumer home equity. At September 30, 2001, the Specialty Finance financing and leasing assets totaled $11.2 billion, representing 28.8% of total financing and leasing assets. Total Specialty Finance managed assets were $16.9 billion, representing 34.4% of total managed assets. As part of our review of non-strategic businesses, in fiscal 2001 we sold approximately $1.4 billion of our manufactured housing loan portfolio, are liquidating the remaining assets and we are currently originating manufactured housing loans for warehousing sale to third parties. We also exited the recreational vehicle finance receivables origination market and placed the existing portfolio in liquidation status. In October 2001, we sold approximately $700 million of this liquidating portfolio. The primary focus of the consumer business is home equity lending.

    Specialty Finance forms relationships with industry-leading equipment vendors, including manufacturers, dealers and distributors, to deliver customized asset-based sales and financing solutions in a wide array of vendor programs. These alliances allow Tyco Capital's vendor partners to better utilize core competencies, reduce capital needs and drive incremental sales volume. As a part of these programs, we offer (i) credit financing to the manufacturer's customers for the purchase or lease of the manufacturer's products, and
(ii) enhanced sales tools to manufacturers and vendors, such as asset management services, efficient loan processing and real-time credit adjudication. Higher level partnership programs provide integration with the vendor's business planning process and product offering systems to improve execution and reduce cycle times. Specialty Finance has significant vendor programs in information technology and telecommunications equipment and serves many other industries through its global network.

    These vendor alliances feature traditional vendor finance programs, joint ventures, profit sharing and other transaction structures entered into with large, sales-oriented corporate vendor partners. In the case of joint ventures, Specialty Finance and the vendor combine financing activities through a distinct legal entity that is jointly owned. Generally, these arrangements are accounted for on an equity basis, with profits and losses distributed according to the joint venture agreement. Additionally, Specialty Finance generally purchases finance receivables originated by the joint venture entities. Specialty Finance also utilizes "virtual joint ventures," whereby the assets are originated on Specialty Finance's balance sheet, while profits and losses are shared with the vendor. These types of strategic alliances are a key source of business for Specialty Finance. New vendor alliance business is also generated through intermediaries and other referral sources, as well as through direct end-user relationships.

    The home equity products include both fixed and variable-rate closed-end loans and variable-rate lines of credit. This unit primarily originates, purchases and services loans secured by first or second liens on detached, single-family, residential properties. Customers borrow for the purpose of consolidating debts, refinancing an existing mortgage, funding home improvements, paying education expenses and, to a lesser extent, purchasing a home, among other reasons. Specialty Finance primarily originates loans through brokers and correspondents with a high proportion of home equity applications processed electronically over the internet via BrokerEdge-SM- using proprietary systems. Through experienced lending professionals and automation, Specialty Finance provides rapid turnaround time from application to loan funding, which is critical to broker relationships.

    Specialty Finance sells individual loans and portfolios of loans to banks, thrifts and other originators of consumer loans to maximize the value of its origination network and to improve overall profitability. Contract servicing for securitization trusts and other third parties is provided through a centralized consumer Asset Service Center. Commercial assets are serviced via several centers in the United States, Canada and internationally. Our Asset Service Center centrally services and collects substantially all of our consumer receivables, including loans originated or purchased by our Specialty Finance segment, as well as loans originated or purchased and subsequently securitized with servicing retained. The servicing portfolio also includes loans owned by third parties that are serviced by our Specialty Finance segment for a fee on a "contract" basis. These third-party portfolios totaled $3.2 billion at September 30, 2001.

    The following table sets forth the managed assets of our Specialty Finance segment at September 30, 2001 and at December 31 for each of the years in the four-year period ended December 31, 2000 ($ in millions). The reduction in financing and leasing assets during 2001 reflects the disposition (or partial disposition) of non-strategic businesses, including the United Kingdom dealer business and manufactured housing loans.

                                                                             DECEMBER 31,
                                              SEPTEMBER 30,   -------------------------------------------
                                                  2001          2000        1999        1998       1997
                                              -------------   ---------   ---------   --------   --------
                                               (SUCCESSOR)                   (PREDECESSOR)
Finance receivables
  Commercial................................    $ 5,812.0     $ 6,864.5   $ 7,488.9   $     --   $     --
  Home equity...............................      2,760.2       2,451.7     2,215.4    2,244.4    1,992.3
  Liquidating portfolios:
    Recreational vehicles(1)................        742.6         648.0       361.2      744.0      501.9
    Manufactured housing....................        470.9       1,802.1     1,666.9    1,417.5    1,125.7
    Other(2)................................        229.7         298.2       462.8      848.4      313.1
Operating lease equipment, net..............      1,167.7       1,256.5     2,108.8         --         --
                                                ---------     ---------   ---------   --------   --------
Total financing and leasing assets(3).......     11,183.1      13,321.0    14,304.0    5,254.3    3,933.0
Finance receivables previously securitized
  and still managed by us...................      5,683.1       4,729.1     8,849.9    2,516.9    2,385.6
                                                ---------     ---------   ---------   --------   --------
  Total managed assets......................    $16,866.2     $18,050.1   $23,153.9   $7,771.2   $6,318.6
                                                =========     =========   =========   ========   ========

------------------------------

(1) In October 2001, we sold approximately $700 million of recreational vehicle finance receivables.

(2) Balances include recreational boat and wholesale loan product lines exited in 1999.

(3) Prior year balances have been conformed to include our former Vendor Technology and Consumer segments.

    As previously discussed, during the nine months ended September 30, 2001, certain intersegment transfers of assets were completed from Equipment Financing to Specialty Finance and are reflected in the table above.

COMMERCIAL FINANCE SEGMENT

    At September 30, 2001, the financing and leasing assets of our Commercial Finance segment totaled $8.6 billion, representing 22.2% of total financing and leasing assets and 17.6% of managed assets. We conduct our Commercial Finance operations through two strategic business units, both of which focus on accounts receivable and inventories as the primary source of security for their lending transactions.

    - COMMERCIAL SERVICES provides factoring and receivable/collection management products and secured financing to companies in apparel, textile, furniture, home furnishings and other industries.

    - BUSINESS CREDIT provides secured financing to a full range of borrowers from small to larger-sized companies.

    The following table sets forth the financing and leasing assets of Commercial Finance at September 30, 2001 and at December 31 for each of the years in the four-year period ended December 31, 2000 ($ in millions).

                                                                          DECEMBER 31,
                                            SEPTEMBER 30,   -----------------------------------------
                                                2001          2000       1999       1998       1997
                                            -------------   --------   --------   --------   --------
                                             (SUCCESSOR)                  (PREDECESSOR)
Commercial Services.......................    $5,099.4      $4,277.9   $4,165.1   $2,481.8   $2,113.1
Business Credit...........................     3,544.9       3,415.8    2,837.0    2,514.4    2,137.7
                                              --------      --------   --------   --------   --------
  Total financing and leasing assets......    $8,644.3      $7,693.7   $7,002.1   $4,996.2   $4,250.8
                                              ========      ========   ========   ========   ========

    In 1999, Commercial Services acquired two domestic factoring companies, which added in excess of $1.5 billion in financing and leasing assets.

COMMERCIAL SERVICES

    Commercial Services had total financing and leasing assets of $5.1 billion at September 30, 2001, which represented 13.1% of our total financing and leasing assets and 10.4% of managed assets. Commercial Services offers a full range of domestic and international customized credit protection, lending and outsourcing services that include working capital and term loans, factoring, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing and letter of credit programs.

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

    Clients use Commercial Services' products and services for various purposes, including improving cash flow, mitigating or reducing the risk of charge-offs, increasing sales and improving management information. Further, with the TotalSource(SM) product, clients can outsource bookkeeping, collection and other receivable processing activities. These services are attractive to industries outside the typical factoring markets, providing growth opportunities for Commercial Services.

    Commercial Services generates business regionally from a variety of sources, including direct calling efforts and referrals from existing clients and other sources.

BUSINESS CREDIT

    Financing and leasing assets of Business Credit totaled $3.5 billion at September 30, 2001 and represented 9.1% of our total financing and leasing assets and 7.2% of managed assets. Business Credit offers revolving and term loans secured by accounts receivable, inventories and fixed assets to smaller through larger-sized companies. Clients use such loans primarily for working capital, growth, expansion, acquisitions, refinancings and debtor-in-possession financing, reorganization and restructurings, and turnaround financings. Business Credit sells and purchases participation interests in such loans to and from other lenders.

    Through its variable interest rate senior revolving and term loan products, Business Credit meets its customers' financing needs that are otherwise not met through bank or other unsecured financing alternatives. Business Credit typically structures financings on a secured basis, though, from time to time, it may look to a customer's cash flow to support a portion of the credit facility. Revolving and term loans are made on a variable interest rate basis based on published indexes, such as LIBOR or a prime rate of interest.

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

STRUCTURED FINANCE SEGMENT

    Structured Finance had financing and leasing assets of $3.1 billion, comprising 7.9% of our total financing and leasing assets and 6.3% of managed assets at September 30, 2001. Structured Finance operates internationally through operations in the United States, Canada and Europe. Structured Finance provides specialized investment banking services to the international corporate finance and institutional finance markets by providing asset-based financing for large ticket asset acquisitions and project financing and related advisory services to equipment manufacturers, corporate clients, regional airlines, governments and public sector agencies. Communications, transportation, and the power and utilities sectors are among the industries that Structured Finance serves.

    Structured Finance also serves as an origination conduit to its lending partners by seeking out and creating investment opportunities. Structured Finance has established relationships with insurance companies and institutional investors and can arrange financing opportunities that meet asset class, yield, duration and credit quality requirements. Accordingly, syndication capability and fee generation are key characteristics of Structured Finance's business.

    Structured Finance continues to arrange transaction financing and participate in merger and acquisition transactions and has investments in emerging growth enterprises in selected industries, including information technology, communications, life science and consumer products.

    The following table sets forth the financing and leasing assets of Structured Finance at September 30, 2001 and at December 31, 2000 and 1999 ($ in millions).

                                                                          DECEMBER 31,
                                                       SEPTEMBER 30,   -------------------
                                                           2001          2000       1999
                                                       -------------   --------   --------
                                                        (SUCCESSOR)       (PREDECESSOR)
Finance receivables..................................    $2,681.2      $2,347.3   $1,933.9
Operating lease equipment, net.......................        45.0          58.8         --
Other--Equity Investments............................       342.2         285.8      137.3
                                                         --------      --------   --------
  Total financing and leasing assets.................    $3,068.4      $2,691.9   $2,071.2
                                                         ========      ========   ========

SECURITIZATION PROGRAM

    We fund most asset originations on our balance sheet by accessing various sectors of the capital markets, including the term debt and commercial paper markets. In an effort to broaden funding sources and to provide an additional source of liquidity, we have in place an array of securitization programs to access both the public and private asset-backed securitization markets. Current products in these programs include receivables and leases secured by equipment and consumer loans secured by recreational vehicles and residential real estate. During the nine months ended September 30, 2001, we securitized $3.3 billion of financing and leasing assets and the outstanding securitized asset balance at September 30, 2001 was $10.1 billion or 20.7% of our total managed assets.

    Under a typical asset-backed securitization, we sell a "pool" of secured loans or leases to a special-purpose entity, typically a trust. The special-purpose entity, in turn, issues certificates and/or notes that are collateralized by the pool and entitle the holders thereof to participate in certain pool cash flows. We retain the servicing of the securitized contracts, for which we earn a servicing fee. We also participate in certain "residual" cash flows (cash flows after payment of principal and interest to certificate and/or note holders, servicing fees and other credit-related disbursements). At the date of securitization, we estimate the "residual" cash flows to be received over the life of the securitization, record the present value of these cash flows as a retained interest in the securitization (retained interests can include bonds issued by the special-purpose entity, cash reserve accounts on deposit in the special-purpose entity or interest only receivables) and typically recognize a gain.

    In estimating residual cash flows and the value of the retained interests, we make a variety of financial assumptions, including pool credit losses, prepayment speeds and discount rates. These assumptions are supported by both our historical experience and anticipated trends relative to the particular products securitized. Subsequent to recording the retained interests, we review them quarterly for impairment based on estimated fair value. These reviews are performed on a disaggregated basis. Fair values of retained interests are estimated utilizing current pool demographics, actual note/certificate outstandings, current and anticipated credit losses, prepayment speeds and discount rates. During the nine months ended September 30, 2001 we recorded securitization gains of $97.7 million (11.6% of pre-tax income prior to non-recurring charges) on $3.3 billion of financing and leasing assets securitized. During the same nine months in 2000, we recorded securitization gains of $68.9 million (9.5% of pre-tax income) on $2.9 billion of financing and leasing assets securitized. Management targets a maximum of 15% of pre-tax income from securitization gains. Our retained interests had a carrying value at September 30, 2001 of $970.1 million, including interests in commercial securitized assets of $843.6 million and consumer securitized assets of $126.5 million. Retained interests are subject to credit and prepayment risk. Our interests relating to commercial securitized assets are generally subject to lower prepayment risk because of the contractual terms of the underlying receivables. These assets are subject to the same credit granting and monitoring processes which are described in the "Credit Risk Management" section of
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INDUSTRY CONCENTRATION

    See the "Concentrations" section of Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, for a discussion on industry concentration.

COMPETITION

    Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. Competitors include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, leasing companies, manufacturers and vendors with global reach. Substantial financial services operations with global reach have been formed by bank holding, leasing, finance and insurance companies that compete with us. On a local level, community banks and smaller independent finance and mortgage companies are a competitive force. Some competitors have substantial local market positions. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of these competitors are larger than us and may have access to capital at a lower cost than us. Competition has been enhanced in recent years by a strong economy and growing marketplace liquidity, although, during 2001, the economy has slowed and marketplace liquidity has tightened. The markets for most of our products are characterized by a large number of competitors, although there continues to be consolidation in the industry. However, with respect to some of our products, competition is more concentrated.

    We compete primarily on the basis of pricing, terms and structure. From time to time, our competitors seek to compete aggressively on the basis of these factors and we may lose market share to the extent we are unwilling to match competitor pricing and terms in order to maintain interest margins and/or credit standards.

    Other primary competitive factors include industry experience and client service and relationships. In addition, demand for our products with respect to certain industries will be affected by demand for such industry's services and products and by industry regulations.

REGULATION

    Our operations are subject, in certain instances, to supervision and regulation by state, federal and various foreign governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things,
(i) regulate credit granting activities, including establishing licensing requirements, if any, in applicable jurisdictions, (ii) establish maximum interest rates, finance charges and other charges, (iii) regulate customers' insurance coverages, (iv) require disclosures to customers, (v) govern secured transactions, (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices, (vii) prohibit discrimination in the extension of credit and administration of loans, and (viii) regulate the use and reporting of information related to a borrower's credit experience. In addition to the foregoing, CIT Online Bank, a Utah industrial loan corporation wholly owned by Tyco Capital, is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions.

EMPLOYEES

    Tyco Capital employed approximately 6,200 people at September 30, 2001, of which approximately 5,100 were employed in the United States and 1,100 were outside the United States.

ITEM 2. PROPERTIES

    Tyco Capital conducts its operations in the United States, Canada, Europe, Latin America, Australia and the Asia-Pacific region. Tyco Capital occupies approximately 2.7 million square feet of office space, substantially all of which is leased.

ITEM 3. LEGAL PROCEEDINGS

    We are a defendant in various lawsuits arising in the ordinary course of our business. We aggressively manage our litigation and evaluate appropriate responses to our lawsuits in light of a number of factors, including the potential impact of the actions on the conduct of our operations. In the opinion of management, none of the pending matters is expected to have a material adverse effect on our financial condition, results of operations or liquidity. However, there can be no assurance that an adverse decision in one or more of such lawsuits will not have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Omitted in reliance upon General Instruction I.1(a) and (b) of Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common shares of Tyco Capital are beneficially owned by Tyco and therefore, there is no trading market in such shares.

ITEM 6. SELECTED FINANCIAL DATA

    The following tables set forth selected consolidated financial information regarding our results of operations and balance sheets. On June 1, 2001, Tyco Capital, formerly The CIT Group, Inc. ("CIT"), was acquired by a wholly-owned subsidiary of Tyco in a purchase business combination recorded under the "push-down" method of accounting, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting. To assist in the comparability of our financial results and discussions, results of operations for the nine months ended September 30, 2001 include results for five months of the predecessor and four months of the successor and are designated as "combined". The data presented below should be read in conjunction with Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK and Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                  NINE MONTHS ENDED              YEARS ENDED DECEMBER 31,
                                    SEPTEMBER 30,     -----------------------------------------------
                                       2001(1)          2000       1999(2)      1998         1997
                                  -----------------   ---------   ---------   ---------   -----------
                                     (COMBINED)                        (PREDECESSOR)
($ IN MILLIONS)
RESULTS OF OPERATIONS
Net finance margin..............      $ 1,318.8       $ 1,469.4   $   917.4   $   804.8   $     740.7
Operating revenue...............        1,891.4         2,381.4     1,268.2     1,060.2       1,046.5(3)
Salaries and general operating
  expenses......................          784.9         1,035.2       516.0       407.7         420.0
Provision for credit losses.....          332.5           255.2       110.3        99.4         113.7
Goodwill amortization...........           97.6            86.3        25.7        10.1           8.4
Net income......................          333.8           611.6       389.4       338.8         310.1

                                                                     AT DECEMBER 31,
                                  AT SEPTEMBER 30,   -----------------------------------------------
                                      2001(1)          2000       1999(2)      1998        1997(3)
                                  ----------------   ---------   ---------   ---------   -----------
                                    (SUCCESSOR)                       (PREDECESSOR)
($ IN MILLIONS)
BALANCE SHEET DATA
Total finance receivables.......     $30,791.3       $33,497.5   $31,007.1   $19,856.0   $  17,719.7
Reserve for credit losses.......         471.7           468.5       446.9       263.7         235.6
Operating lease equipment,
  net...........................       5,649.9         7,190.6     6,125.9     2,774.1       1,905.6
Goodwill and other intangible
  assets, net...................       6,569.5         1,964.6     1,850.5       216.5         134.6
Total assets....................      50,681.7        48,689.8    45,081.1    24,303.1      20,464.1
Commercial paper................       8,621.5         9,063.5     8,974.0     6,144.1       5,559.6
Variable-rate senior notes......       9,614.6        11,130.5     7,147.2     4,275.0       2,861.5
Fixed-rate senior notes.........      17,065.5        17,571.1    19,052.3     8,032.3       6,593.8
Subordinated fixed-rate notes...         100.0           200.0       200.0       200.0         300.0
Company-obligated mandatorily
  redeemable preferred
  securities of subsidiary trust
  holding solely debentures of
  the Company...................         260.0           250.0       250.0       250.0         250.0
Shareholder's equity............      10,598.0         6,007.2     5,554.4     2,701.6       2,432.9

------------------------------

(1) On September 30, 2001, we transferred certain international subsidiaries, which had assets of $1.8 billion and liabilities of $1.5 billion, to a
    non-U.S. subsidiary of Tyco for a note in the amount of approximately
    $295 million. This non-cash transfer did not affect earnings for the period ended September 30, 2001. Results of operations for the nine months ended September 30, 2001 (combined) include non-recurring charges, incurred by the predecessor of $221.6 million ($158.0 million after tax). See Note 3 to the Consolidated Financial Statements.

(2) Includes results of operations of Newcourt Credit Group Inc. from the November 15, 1999 acquisition date.

(3) Includes a 1997 gain of $58.0 million on the sale of an equity interest acquired in connection with a loan workout.

                                                      AT OR FOR THE NINE                 AT OR FOR THE YEARS
                                                         MONTHS ENDED                     ENDED DECEMBER 31,
                                                        SEPTEMBER 30,      ------------------------------------------------
                                                             2001            2000        1999           1998        1997
                                                      ------------------   ---------   ---------      ---------   ---------
                                                          (COMBINED)                        (PREDECESSOR)
SELECTED DATA AND RATIOS
($ IN MILLIONS)

PROFITABILITY
Net finance margin as a percentage of average
  earning assets ("AEA")(1).........................           4.34%           3.61%       3.59%          3.93%       4.06%
Return on average tangible shareholder's
  equity(2).........................................           10.8%(9)        16.0%       14.2%          14.0%       14.6%(10)
Return on AEA.......................................           1.10%(9)        1.50%       1.52%          1.65%       1.70%(10)
Ratio of earnings to fixed charges(3)...............           1.37x(9)        1.39x       1.45x          1.49x       1.51x
Salaries and general operating expenses (excluding
  goodwill amortization) as a percentage of average
  managed assets ("AMA")(4).........................           2.21%(9)        2.01%       1.75%          1.78%       2.11%(10)
Efficiency ratio (excluding goodwill
  amortization)(5)..................................           44.7%(9)        43.8%       41.3%          39.2%       40.8%(10)

CREDIT QUALITY
60+ days contractual delinquency as a percentage of
  finance receivables...............................           3.35%           2.98%       2.71%          1.75%       1.67%
Net credit losses as a percentage of average finance
  receivables before cumulative effect of accounting
  change............................................           1.20%(9)        0.71%       0.42%          0.42%       0.59%
Reserve for credit losses as a percentage of finance
  receivables.......................................           1.53%           1.40%       1.44%          1.33%       1.33%

LEVERAGE
Total debt (net of overnight deposits) to tangible
  shareholder's equity(2)(6)........................           8.06x           8.78x       8.75x          6.82x       5.99x
Tangible shareholder's equity(2) to managed
  assets(7)(8)......................................            8.9%            7.8%        7.7%          10.4%       11.4%

OTHER
Total managed assets(7)(8)..........................       $49,036.1       $54,900.9   $51,433.3      $26,216.3   $22,344.9
Employees...........................................           6,150           7,355       8,255          3,230       3,025

------------------------------

(1) "AEA" means average earning assets which is the average of finance receivables, operating lease equipment, finance receivables held for sale and certain investments, less credit balances of factoring clients.

(2) Tangible shareholder's equity excludes goodwill and other intangible assets.

(3) For purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, minority interest in subsidiary trust holding solely debentures of the Company and one-third of rent expense which is deemed representative of an interest factor.

(4) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us.

(5) Efficiency ratio is the ratio of salaries and general operating expenses to the sum of operating revenue less minority interest in subsidiary trust holding solely debentures of Tyco Capital.

(6) Total debt excludes, and tangible shareholder's equity includes, Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company.

(7) "Managed assets" means assets previously securitized and still managed by us and include (i) financing and leasing assets, (ii) certain investments and (iii) off-balance sheet finance receivables.

(8) Approximately $1.8 billion of international assets were sold to a subsidiary of Tyco on September 30, 2001, with no effect on earnings for the nine months ended September 30, 2001.

(9) Excluding non-recurring charges of $221.6 million ($158.0 million after tax) for the nine months ended September 30, 2001, (i) the return on average tangible shareholder's equity would have been 15.8%,(ii) the return on AEA would have been 1.62%,(iii) the ratio of earnings to fixed charges would have been 1.51x, (iv) the salaries and general operating expenses as a percentage of AMA would have been 2.07%, (v) the efficiency ratio would have been 40.2% and (vi) net credit losses as a percentage of average finance receivables would have been 0.87%.

(10) Excluding the gain of $58.0 million on the sale of an equity interest acquired in a loan workout and certain nonrecurring expenses, for the year ended December 31, 1997, (i) the return on average tangible shareholder's equity would have been 13.1%, (ii) the return on AEA would have been 1.58%,
    (iii) salaries and general operating expenses as a percentage of AMA would have been 2.01% and (iv) the efficiency ratio would have been 41.1%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    AND

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OVERVIEW

    The accompanying Consolidated Financial Statements include the consolidated accounts of Tyco Capital Corporation, a Nevada corporation ("we," "Tyco Capital" or the "Company"), formerly known as The CIT Group, Inc. On June 1, 2001, The CIT Group, Inc. ("CIT") was acquired by a wholly-owned subsidiary of Tyco International Ltd. ("Tyco"), a diversified manufacturing and service company, in a purchase business combination (see Note 2 to our Consolidated Financial Statements). In accordance with the guidelines for accounting for business combinations, the purchase price paid by Tyco plus related purchase accounting adjustments have been "pushed down" and recorded in Tyco Capital's financial statements for the periods after June 1, 2001, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001. As of the acquisition date, assets and liabilities were recorded at estimated fair value in the Tyco Capital financial statements. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting.

    In September 2001, Tyco Capital changed its fiscal year end from December 31 to September 30 to conform to Tyco's fiscal year end. References to fiscal 2001, 2000 and 1999 refer to the transitional nine-month period ended September 30, 2001 and calendar years ended December 31, 2000 and 1999, respectively.

    To assist in the comparability of our financial results and discussions, results of operations for the nine months ended September 30, 2001 include results for five months of the predecessor and four months of the successor and are designated as "combined." Further, in the discussions below, the results of operations for fiscal 2001 compare the nine months ended September 30, 2001 with the unaudited nine months ended September 30, 2000.

    The following table summarizes our net income and related data ($ in millions).

                                              NINE MONTHS ENDED                    YEARS ENDED
                                                SEPTEMBER 30,                     DECEMBER 31,
                                        ------------------------------       -----------------------
                                           2001              2000              2000           1999
                                        ----------       -------------       --------       --------
                                        (COMBINED)       (PREDECESSOR)            (PREDECESSOR)
Net income, before non-recurring
  charges.............................    $491.8             $451.5           $611.6         $389.4
Net income, after non-recurring
  charges.............................    $333.8             $451.5           $611.6         $389.4
Return on average tangible
  shareholder's equity, before
  non-recurring charges...............      15.8%              15.9%            16.0%          14.2%
Return on average tangible
  shareholder's equity, after
  non-recurring charges...............      10.8%              15.9%            16.0%          14.2%
Return on average earning assets
  ("AEA"), before non-recurring
  charges.............................      1.62%              1.50%            1.50%          1.52%
Return on AEA, after non-recurring
  charges.............................      1.10%              1.50%            1.50%          1.52%

    The return on average tangible shareholder's equity before non-recurring charges declined slightly in 2001 to 15.8% due to de-leveraging the balance sheet (decreasing the debt to equity ratio). However, the return on AEA before non-recurring charges improved to 1.62% in connection with management's actions to sell or liquidate non-strategic and low return assets, improve pricing and control expenses.

    Net income for the nine months ended September 30, 2001 included a non-recurring charge of $221.6 million ($158.0 million after-tax) consisting of the following: provision of $89.5 million for certain non-strategic and under-performing equipment leasing and loan portfolios, primarily in the telecommunications industry, of which the Company expects to dispose; write-downs of $78.1 million for certain equity investments in the telecommunications industry and e-commerce markets of which the Company expects to dispose; and acquisition-related transaction costs of $54.0 million incurred by

Tyco Capital prior to and in connection with its acquisition by Tyco. The
$78.1 million non-recurring write-down is netted in other revenue in the Consolidated Statement of Income and the impairment of portfolio assets of $89.5 million is included in the provision for credit losses. The impairment and valuation charges above relate to loans, leases and investments that are being liquidated. Collection efforts continue with respect to such loans and leases.

    Managed assets totaled $49.0 billion at September 30, 2001, $54.9 billion at December 31, 2000, and $51.4 billion at December 31, 1999, while financing and leasing portfolio assets totaled $38.9 billion, $43.8 billion and $40.4 billion at September 30, 2001, December 31, 2000 and 1999, respectively. The decreases in both managed and portfolio assets during fiscal 2001 reflect the sale, liquidation or placing in liquidation of approximately $7.0 billion in non-strategic assets, including the $700 million sale of recreation vehicle finance receivables in October 2001. This decrease also reflects the transfer of certain international subsidiaries, with assets of approximately $1.8 billion, to an affiliate of Tyco on September 30, 2001. The 2001 trends also reflect declines in origination volume in 2001 due to exiting non-strategic businesses, stricter pricing discipline in certain markets and slower economic conditions. The volume declines were experienced in most of our businesses in 2001, with the exception of Commercial Finance and the home equity business within Specialty Finance. The increases in both managed and portfolio assets in 2000 over 1999 reflected increased volume of originations across all business segments, partially offset by the sale of over $1.0 billion of non-strategic assets during fiscal 2000. See "Financing and Leasing Assets" for additional information.

NET FINANCE MARGIN

    A comparison of finance income and net finance margin for 2001, 2000 and 1999 is set forth below ($ in millions).

                                               NINE MONTHS ENDED             YEARS ENDED
                                                 SEPTEMBER 30,              DECEMBER 31,
                                           --------------------------   ---------------------
                                              2001          2000          2000        1999
                                           ----------   -------------   ---------   ---------
                                           (COMBINED)   (PREDECESSOR)       (PREDECESSOR)
Finance income...........................  $ 3,975.3      $ 3,857.2     $ 5,248.4   $ 2,565.9
Interest expense.........................    1,619.8        1,845.5       2,497.7     1,293.4
                                           ---------      ---------     ---------   ---------
  Net finance income.....................    2,355.5        2,011.7       2,750.7     1,272.5
Depreciation on operating lease
  equipment..............................    1,036.7          932.9       1,281.3       355.1
                                           ---------      ---------     ---------   ---------
  Net finance margin.....................  $ 1,318.8      $ 1,078.8     $ 1,469.4   $   917.4
                                           =========      =========     =========   =========
Average earning assets ("AEA")...........  $40,442.0      $40,267.4     $40,682.5   $25,583.0

As a % of AEA:
Finance income...........................      12.93%         12.56%        12.69%       9.88%
Interest expense.........................       5.17           5.90          5.92        4.91
                                           ---------      ---------     ---------   ---------
  Net finance income.....................       7.76           6.66          6.77        4.97
Depreciation on operating lease
  equipment..............................       3.42           3.09          3.16        1.38
                                           ---------      ---------     ---------   ---------
Net finance margin as a % of AEA.........       4.34%          3.57%         3.61%       3.59%
                                           =========      =========     =========   =========

    Net finance margin was $1,318.8 million and $1,078.8 million for the nine months ended September 30, 2001 and 2000 and $1,469.4 million and $917.4 million for the years ended December 31, 2000 and 1999, respectively. The 2001 results reflect comparable asset levels to 2000 and stable yields, coupled with lower interest expense. As a percentage of AEA, net finance margin was 4.34% and 3.57% for the nine months ended September 30, 2001 and 2000 and 3.61% and 3.59% for the years ended December 31, 2000 and 1999, respectively. Net finance income as a percentage of AEA was essentially flat with 2000 (excluding higher operating lease rentals, which were offset by higher depreciation expense), reflecting the disposition of non-strategic and lower margin businesses, the lower 2001 interest rate environment and the impact of the new basis method of accounting to reflect market interest rates at the time of the acquisition. Net finance margin as a percentage of AEA increased slightly in 2000 from 1999, as wider margins in our businesses acquired in 1999 more than offset the impact of the continued growth in operating leases. The operating leasing business, which generally has lower initial net finance margins than finance receivables, also generates equipment gains, renewal revenues and tax depreciation benefits. The increase in AEA from 1999 to 2000 resulted from the 1999 acquisitions, most notably Newcourt Credit Group Inc. ("Newcourt") in November 1999.

    Finance income was $3,975.3 million and $3,857.2 million for the nine months ended September 30, 2001 and 2000, and $5,248.4 million and $2,565.9 million for the years ended December 31, 2000 and 1999, respectively. As a percentage of AEA, finance income (excluding interest income related to short-term interest-bearing deposits) was 12.93% and 12.56% for the nine months ended September 30, 2001 and 2000 and, 12.69% and 9.88% for the years ended
December 31, 2000 and 1999, respectively. Although market interest rates were rising in 2000 and declining in 2001, the yield trend primarily reflects changes in product mix due to acquisitions and the sale or liquidation of non-strategic, lower yielding assets, as described above.

    Interest expense was $1,619.8 million and $1,845.5 million for the nine months ended September 30, 2001 and 2000 and $2,497.7 million and $1,293.4 million for the years ended December 31, 2000 and 1999, respectively. As a percentage of AEA, interest expense (excluding interest related to short-term interest-bearing deposits and dividends related to preferred capital securities) was 5.17% and 5.90% for the nine months ended September 30, 2001 and 2000 and 5.92% and 4.91% for the years ended December 31, 2000 and 1999, reflecting a declining interest rate environment in 2001, in contrast to the rising interest rate environment throughout most of 2000. In addition, interest expense during 2001 reflects lower market interest rates at the time of the Tyco acquisition. We seek to mitigate interest rate risk by matching the repricing characteristics of our assets with our liabilities, which is in part done through portfolio management and the use of derivative financial instruments, principally interest rate swaps. For further discussion, see "Risk Management."

    The operating lease equipment portfolio was $5.6 billion at September 30, 2001 versus $7.2 billion and $6.1 billion at December 31, 2000 and December 31, 1999, respectively. The reduction during 2001 is due to $0.8 billion of international operating leases transferred at September 30, 2001 in the previously mentioned transaction with another wholly-owned subsidiary of Tyco, a $0.4 billion rail sale-leaseback transaction, as well as declining balances in various small ticket portfolios. As a percentage of average operating leases, depreciation was 19.5% and 20.8% for the nine months ended September 30, 2001 and 2000 versus 19.5% and 9.5% for the years ended 2000 and 1999, respectively. The increase in 2000 over 1999 reflects the full year impact of acquired assets, which included smaller ticket and shorter term leases.

OTHER REVENUE

    We continue to emphasize growth and diversification of other "non-spread" revenues to improve our overall profitability. Excluding non-recurring charges, annualized other revenue as a percentage of AEA was 2.15% and 2.30% for the nine months ended September 30, 2001 and 2000 and 2.24% and 1.37% for the years ended December 31, 2000 and 1999, respectively. The non-recurring charges were write-downs for other than temporary impairment of certain equity investments in the telecommunications industry and e-commerce markets recognized during the quarter ended June 30, 2001. The components of other revenue are set forth in the following table ($ in millions).

                                                    NINE MONTHS ENDED            YEARS ENDED
                                                      SEPTEMBER 30,             DECEMBER 31,
                                                --------------------------   -------------------
                                                   2001          2000          2000       1999
                                                ----------   -------------   --------   --------
                                                (COMBINED)   (PREDECESSOR)      (PREDECESSOR)
Fees and other income.........................    $387.2        $369.3        $480.9     $161.0
Factoring commissions.........................     111.9         115.9         154.7      118.7
Gains on securitizations......................      97.7          68.9         109.5       14.7
Gains on sales of leasing equipment...........      47.9          80.8         113.2       56.4
Gains on venture capital investments..........       6.0          59.8          53.7         --
Non-recurring charges.........................     (78.1)           --            --         --
                                                  ------        ------        ------     ------
  Total.......................................    $572.6        $694.7        $912.0     $350.8
                                                  ======        ======        ======     ======

    Included in fees and other income are miscellaneous fees, syndication fees and gains from receivable sales. Receivable sales, which are primarily in our Specialty Finance--consumer business, are a part of our origination and whole loan sale strategy. Gains on equipment sales decreased in 2001 due to the impact of push-down accounting during the successor period, while weaker economic conditions during 2001 resulted in significantly reduced venture capital gains compared to 2000. The gains on securitizations reflect both the volume and product mix of assets securitized. The volume securitized for the nine months ended September 30, 2001 was $3.3 billion as compared to $2.9 billion for the nine months ended September 30, 2000 and $4.1 billion and $1.5 billion for the years ended December 31, 2000 and 1999, respectively.

SALARIES AND GENERAL OPERATING EXPENSES

    Salaries and general operating expenses were $784.9 million, or 2.07% of average managed assets and $775.9 million (2.03%), for the nine months ended September 30, 2001 and 2000, and $1,035.2 million (2.01%) and $516.0 million
(1.75%) for the years ended December 31, 2000 and 1999, respectively. Expenses were up significantly in 2000 from the prior year due to the 1999 acquisitions, with the largest portion of this increase in employee costs and facilities expenses. The November 1999 acquisition of Newcourt Credit Group Inc., in particular increased both absolute expense levels and ratios, as Newcourt had historically higher expense levels than Tyco Capital.

    Further, in conjunction with our integration into Tyco, we accrued
$45.8 million of purchase accounting reserves for workforce reductions and business exit plans which had been initiated as of September 30, 2001. In accordance with accounting rules for purchase business combinations these integration costs are not charged against current earnings but are treated as additional purchase price consideration and have the effect of increasing the amount of goodwill recorded in connection with the acquisition. These plans include the termination of approximately 670 corporate and administrative employees in North America, of which 408 have been terminated as of or prior to September 30, 2001. We do not separately track the impact on financial results of the workforce reduction and integration programs. However we estimate that our overall cost structure has been reduced by approximately $50 million on an annualized basis due to the impact of these actions. Personnel decreased to approximately 6,200 at September 30, 2001 from 7,355 and 8,255 at December 31, 2000 and 1999, respectively. The number of employees at September 30, 2001 excludes approximately 635 employees from subsidiaries transferred to another Tyco subsidiary.

    We manage expenditures using a comprehensive budgetary process. Expenses are monitored closely by business unit management and are reviewed monthly with our senior management. To ensure overall project cost control, an approval and review procedure is in place for major capital expenditures, such as computer equipment and software, including post-implementation evaluations.

    The efficiency ratio and the ratio of salaries and general operating expenses to AMA are two metrics that management uses to monitor productivity. AMA is comprised of average earning assets plus the average of finance receivables previously securitized and still managed by us. These ratios exclude non-recurring charges and goodwill amortization and are set forth in the following table.

                                                   NINE MONTHS ENDED                    YEARS ENDED
                                                     SEPTEMBER 30,                     DECEMBER 31,
                                             ------------------------------       -----------------------
                                                2001              2000              2000           1999
                                             ----------       -------------       --------       --------
                                             (COMBINED)       (PREDECESSOR)            (PREDECESSOR)
Efficiency ratio...........................     40.2%             44.1%             43.8%          41.3%
Salaries and general operating expenses
  as a percentage of AMA...................     2.07%             2.03%             2.01%          1.75%

    The lower efficiency (higher ratio) in 2000 reflects the impact of the Newcourt acquisition, as that company's efficiency ratio was historically significantly higher than Tyco Capital's. While the efficiency ratio improved in 2001 compared to 2000 because of integration cost savings and efficiency enhancements implemented during the last two quarters of fiscal 2001, it remains above management's target ratio of 40% or lower. The previously mentioned integration cost savings and efficiency enhancements are expected to improve both ratios prospectively.

GOODWILL AND OTHER INTANGIBLE ASSETS AMORTIZATION

    Goodwill and other intangible assets amortization was $97.6 million and $63.8 million for the nine months ended September 30, 2001 and 2000, versus $86.3 million and $25.7 million for the years ended December 31, 2000 and 1999, respectively. The 2001 increase reflects the pushdown of Tyco's purchase price and other fair value adjustments, while the 2000 increase resulted from the full year impact of 1999 purchase acquisitions. Goodwill and other intangible assets were amortized from the acquisition date on a straight-line basis over the lives of the underlying identifiable assets, which range from 5 to 40 years. In accordance with recently adopted accounting rule changes, goodwill will no longer be amortized beginning with our 2002 fiscal year. See ACCOUNTING AND TECHNICAL PRONOUNCEMENTS within Note 1 to our Consolidated Financial Statements for a discussion of these accounting rule changes.

PROVISION AND RESERVE FOR CREDIT LOSSES/CREDIT QUALITY

    The provision for credit losses was $332.5 million and $191.4 million for the nine months ended September 30, 2001 and 2000 and $255.2 million and $110.3 million for the years ended December 31, 2000 and 1999, respectively. The 2001 provision includes a provision for credit losses of $89.5 million relating to the impairment of certain non-strategic and under-performing equipment leasing and loan portfolios of which the Company expects to dispose, primarily in the Structured Finance telecommunications portfolio. Such under-performing loans and leases are being liquidated, as collection efforts continue.

    Net charge-offs, including non-recurring charges, were $291.8 million and $175.5 million for the nine months ended September 30, 2001 and 2000 and $235.6 million and $95.0 million for the years ended December 31, 2000 and 1999, respectively. Excluding non-recurring charges, 2001 charge-offs were $212.3 million.

    During 2001, we transferred financing and leasing assets between Equipment Financing and Leasing and Specialty Finance-commercial. Prior year data have not been restated in the tables covering charge-offs, past due and non-performing assets, and financing and leasing assets.

    Our provision for credit losses and reserve for credit losses is presented in the following table ($ in millions).

                                                                 FOR THE PERIOD ENDED
                                              ----------------------------------------------------------
                                              SEPTEMBER 30, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                              ------------------   -----------------   -----------------
                                                  (COMBINED)                   (PREDECESSOR)
Balance beginning of period.................        $468.5              $446.9              $263.7
Provision for credit losses.................         243.0               255.2               110.3
Non-recurring impairment of portfolio
  assets....................................          89.5                  --                  --
Reserves relating to dispositions,
  acquisitions, other.......................         (37.5)                2.0               167.9
                                                    ------              ------              ------
  Additions to reserve for credit losses....         295.0               257.2               278.2
Net credit losses:
Equipment Financing and Leasing.............          82.8               102.9                16.7
Specialty Finance--Commercial...............          57.0                31.7                  --
Commercial Finance..........................          38.9                46.2                29.0
Structured Finance..........................          64.8                 0.4                  --
Specialty Finance--Consumer.................          48.3                54.4                49.3
                                                    ------              ------              ------
  Total net credit losses...................         291.8               235.6                95.0
                                                    ------              ------              ------
Balance end of period.......................        $471.7              $468.5              $446.9
                                                    ======              ======              ======
Reserve for credit losses as a percentage of
  finance receivables.......................          1.53%               1.40%               1.44%

    The following table presents our net charge-off experience by business segment, excluding 2001 charge-offs for non-recurring impairment of portfolio assets. Charge-offs are presented in amount and as a percentage of average finance receivables ($ in millions).

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,                         YEARS ENDED DECEMBER 31,
                                       -----------------------------------------   -----------------------------------------
                                              2001                  2000                  2000                  1999
                                       -------------------   -------------------   -------------------   -------------------
                                           (COMBINED)           (PREDECESSOR)                    (PREDECESSOR)
Equipment Financing and Leasing......   $ 82.8      0.91%     $ 78.5      0.72%     $102.9      0.71%     $16.7       0.16%
Specialty Finance--commercial........     57.0      1.11        20.7      0.48        31.7      0.54         --         --
Commercial Finance...................     24.7      0.42        34.8      0.62        46.2      0.60       29.0       0.47
Structured Finance...................      4.0      0.27         0.4      0.05         0.4      0.03         --         --
                                        ------                ------                ------                -----
  Total Commercial Segments..........    168.5      0.78       134.4      0.62       181.2      0.62       45.7       0.25
Specialty Finance--consumer..........     43.8      1.56        41.1      1.34        54.4      1.32       49.3       1.19
                                        ------                ------                ------                -----
  Total..............................   $212.3      0.87      $175.5      0.71      $235.6      0.71      $95.0       0.42
                                        ======                ======                ======                =====

    The increase in commercial net charge-offs during 2001, excluding non-recurring charges, reflects higher chargeoffs across a wide number of industries, including trucking, construction and technology as the economy slowed and non-performing assets increased. The higher net 2001 chargeoff ratio of 1.11% for Specialty Finance--commercial reflects the transfer of the former Vendor Technology business into this segment and was driven largely by higher charge-offs in Europe, Latin America and the Asia-Pacific region. The higher 2000 net charge-offs in Commercial Finance primarily reflect one food wholesaler account charged-off in 2000. The higher consumer loss ratios are predominantly driven by the manufactured housing portfolio.

    Our consolidated reserve for credit losses increased to $471.7 million (1.53% of finance receivables) at September 30, 2001 from $468.5 million (1.40%) at December 31, 2000 and from $446.9 million (1.44%) at December 31, 1999. The recorded provisions exceeded charge-offs (excluding non-recurring charges) by $30.7 million, $19.6 million and $15.3 million during the nine months ended September 30, 2001, and for each of the years ended December 31, 2000 and 1999, respectively. The increase in the 2001 ratio of reserve to receivables from the preceding two years is commensurate with management's assessment of the relative risk of loss in the portfolio in light of weakening 2001 economic fundamentals and higher past due loans. The decrease in the ratio from 1999 to 2000 reflects product mix changes, as well as the implementation of Tyco Capital credit standards in the acquired Newcourt portfolios.

    Our consolidated reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience and levels of past due loans and non-performing assets. It is management's judgment that the consolidated reserve for credit losses is adequate to provide for credit losses inherent in the portfolios. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse from manufacturers. Charge-offs are recorded on consumer receivables and certain small ticket commercial finance receivables beginning at 180 days of contractual delinquency based upon historical loss severity. The consolidated reserve for credit losses is intended to provide for losses inherent in the portfolio, which requires the application of estimates and significant judgment as to the ultimate outcome of collection efforts and realization of collateral, among other things. Therefore, changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the consolidated reserve for credit losses.

PAST DUE AND NON-PERFORMING ASSETS

    The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets (and the related percentages of finance receivables) at September 30, 2001, December 31, 2000 and December 31, 1999 ($ in millions). Non-performing assets reflect both finance receivables on non-accrual status (primarily loans that are ninety days or more delinquent) and assets received in satisfaction of loans.

                                                                                             AT DECEMBER 31,
                                                   AT SEPTEMBER 30,         --------------------------------------------------
                                                         2001                        2000                        1999
                                                ----------------------      ----------------------      ----------------------
                                                     (SUCCESSOR)                              (PREDECESSOR)
Finance receivables, past due 60 days or
  more:
  Equipment Financing and Leasing.........      $  466.5        4.08%        $399.8         2.88%        $209.6         1.93%
  Specialty Finance--commercial...........         188.5        3.39          184.9         3.07          314.9         4.16
  Commercial Finance......................         151.4        1.75          107.9         1.40           64.0         0.91
  Structured Finance......................          38.3        1.83           96.2         5.59           61.5         4.12
                                                --------                     ------                      ------
    Total Commercial Segments.............         844.7        3.05          788.8         2.69          650.0         2.42
  Specialty Finance--consumer.............         188.2        6.12          211.1         5.03          189.1(1)      4.62(1)
                                                --------                     ------                      ------
    Total.................................      $1,032.9        3.35         $999.9         2.98         $839.1         2.71
                                                ========                     ======                      ======

Non-performing assets:
  Equipment Financing and Leasing.........      $  457.3        4.00%        $351.0         2.53%        $139.9         1.29%
  Specialty Finance--commercial...........          87.0        1.57           93.9         1.56          247.9         3.27
  Commercial Finance......................         105.6        1.22           65.3         0.85           27.6         0.39
  Structured Finance......................         110.0        5.27          118.6         6.90           61.5         4.12
                                                --------                     ------                      ------
    Total Commercial Segments.............         759.9        2.74          628.8         2.15          476.9         1.77
  Specialty Finance--consumer.............         169.4        5.51          199.3         4.75          158.5(1)      3.87(1)
                                                --------                     ------                      ------
    Total.................................      $  929.3        3.02         $828.1         2.47         $635.4         2.05
                                                ========                     ======                      ======

------------------------------

(1) For these calculations, certain finance receivables held for sale and the associated past due and non-performing balances are included.

    The broad-based economic slowdown in 2001, led by sharp downturns in telecommunications and technology, led to increases in both past due loans and non-performing assets. The increase in commercial past due loans and non-performing assets included trucking, construction, retail and technology, as well as manufacturing-steel and machine tools. In Specialty Finance--consumer, past due and non-performing loans declined. However, the corresponding 2001 percentage of past due loans to finance receivables increased due to significant sales and liquidation of non-strategic receivables.

INCOME TAXES

    The provision for income taxes, excluding non-recurring charges, totaled $343.7 million and $281.9 million for the nine months ended September 30, 2001 and 2000, and $373.9 million and $207.6 million for the years ended
December 31, 2000 and 1999, respectively. The effective income tax rate, excluding non-recurring charges, was 40.7% and 37.9% for the nine months ended September 30, 2001 and 2000 and 37.9% and 34.8% for the years ended
December 31, 2000 and 1999. The increases in both years were primarily the result of increased non-deductible goodwill amortization, resulting from our acquisition by Tyco in 2001 and our acquisition of Newcourt in November 1999.

RESULTS BY BUSINESS SEGMENT

    The tables that follow summarize selected financial information by business segment, based upon a fixed leverage ratio across business units and the allocation of most corporate expenses.

    With the exception of Structured Finance, all business segments reported improved earnings in 2001 as a percentage of AEA compared to 2000. The 2001 returns in Equipment Financing and Leasing and Specialty Finance were driven predominantly by stronger margins and other revenue, while the Specialty Finance trends also reflect the transfer of the higher return Vendor Technology business into this segment and the exiting of non-strategic lower-return businesses as described in "Financing and Leasing Assets." The Commercial Finance improvement from 2000 was primarily the result of strong results in factoring. The lower Structured Finance income in 2001 resulted primarily from significantly lower venture capital gains. The three-year Corporate trends are primarily the result of goodwill amortization and other purchase accounting adjustments, as well as the differences between the fixed segment leverage ratios and actual consolidated tangible equity ratios. The Equipment Financing and Leasing net income as a percentage of AEA dropped from 1999 to 2000, as the relative interest margin and other revenue improvements fell short of credit provision and operating expense increases.

                                                                 NET INCOME
                                     ------------------------------------------------------------------
                                            NINE MONTHS ENDED                        YEARS ENDED
                                              SEPTEMBER 30,                         DECEMBER 31,
                                     --------------------------------         -------------------------
                                        2001                2000                2000             1999
                                     ----------         -------------         --------         --------
($ IN MILLIONS)                      (COMBINED)         (PREDECESSOR)               (PREDECESSOR)
Equipment Financing & Leasing......    $ 215.1             $200.4              $287.8           $231.5
Specialty Finance..................      196.7              161.8               222.2             67.5
Commercial Finance.................      134.8              117.8               161.8            141.4
Structured Finance.................       36.9               84.4                89.6               --(1)
                                       -------             ------              ------           ------
  Total Segments...................      583.5              564.4               761.4            440.4
Corporate..........................      (91.7)            (112.9)             (149.8)           (51.0)
Non-recurring charges..............     (158.0)                --                  --               --
                                       -------             ------              ------           ------
  Total............................    $ 333.8             $451.5              $611.6           $389.4
                                       =======             ======              ======           ======

                                                               RETURN ON AEA
                                     ------------------------------------------------------------------
                                            NINE MONTHS ENDED                        YEARS ENDED
                                              SEPTEMBER 30,                         DECEMBER 31,
                                     --------------------------------         -------------------------
                                        2001                2000                2000             1999
                                     ----------         -------------         --------         --------
                                     (COMBINED)         (PREDECESSOR)               (PREDECESSOR)
Equipment Financing & Leasing......       1.64%              1.33%               1.42%            1.65%
Specialty Finance..................       1.83               1.69                1.73             1.23
Commercial Finance.................       3.14               2.99                3.03             3.35
Structured Finance.................       1.69               5.25                4.04               --(1)
  Total Segments...................       1.92               1.87                1.87             1.72
Corporate and non-recurring
  charges..........................      (0.82)             (0.37)              (0.37)           (0.20)
  Total............................       1.10               1.50                1.50             1.52

       -------------------------------------

     (1) Structured Finance results were combined with Specialty Finance for 1999 reporting.

FINANCING AND LEASING ASSETS

    Managed assets, comprised of financing and leasing assets and finance receivables previously securitized that we continue to manage, totaled
$49.0 billion at September 30, 2001, versus $54.9 billion at December 31, 2000 and $51.4 billion at December 31, 1999. Owned financing and leasing portfolio assets totaled $38.9 billion at September 30, 2001, compared to $43.8 billion and $40.4 billion at December 31, 2000 and 1999, respectively.

    The lower asset levels at September 30, 2001 reflect the disposition of non-strategic businesses and our focus on managing down our leverage ratios, coupled with disciplined pricing and a lower level of originations. We have substantially concluded the deleveraging of the balance sheet. During the nine months ended September 30, 2001, we sold the United Kingdom dealer business, substantially all of our manufactured housing portfolio and certain other assets. We have exited the recreational vehicle and owner-operator trucking origination markets and placed the existing portfolios in liquidation status during the nine months ended September 30, 2001. In October 2001 we sold
$700 million of recreational vehicle finance receivables. In all, we have sold, liquidated or placed in liquidation status approximately $7.0 billion of managed assets including a total of approximately $5.0 billion of owned assets since January 1, 2001. In addition, the asset comparisons reflect the transfer of approximately $1.8 billion in financing and leasing assets (primarily Specialty Finance--commercial) to a subsidiary of Tyco on September 30, 2001. The increase in Commercial Services assets reflects short-term, seasonal calendar third quarter growth. Additionally, the trends by business unit reflect the transfer of selected commercial assets to Equipment Financing from Specialty Finance in 2000 and selected commercial assets from Equipment Finance to Specialty Finance in 2001.

    The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions).

                                                                                            PERCENT CHANGE
                                                                                          -------------------
                                          SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,    2000 TO    1999 TO
                                              2001            2000            1999          2001       2000
                                          -------------   -------------   -------------   --------   --------
                                           (SUCCESSOR)    (PREDECESSOR)   (PREDECESSOR)
Equipment Financing.....................    $11,063.7        $14,434.4       $11,965.5     (23.4)%     20.6%
Capital Finance.........................      4,928.7          5,643.6         5,051.2     (12.7)      11.7
                                            ---------        ---------       ---------
Total Equipment Financing and Leasing
  Segment...............................     15,992.4         20,078.0        17,016.7     (20.3)      18.0
                                            ---------        ---------       ---------
Specialty Finance:
  Commercial............................      6,979.7          8,121.0         9,597.7     (14.1)     (15.4)
  Consumer..............................      4,203.4          5,200.0         4,706.3     (19.2)      10.5
                                            ---------        ---------       ---------
Total Specialty Finance Segment.........     11,183.1         13,321.0        14,304.0     (16.0)      (6.9)
                                            ---------        ---------       ---------
Commercial Services.....................      5,099.4          4,277.9         4,165.1      19.2        2.7
Business Credit.........................      3,544.9          3,415.8         2,837.0       3.8       20.4
                                            ---------        ---------       ---------
Total Commercial Finance Segment........      8,644.3          7,693.7         7,002.1      12.4        9.9
Structured Finance Segment..............      3,068.4          2,691.9         2,071.2      14.0       30.0
                                            ---------        ---------       ---------
TOTAL FINANCING AND LEASING PORTFOLIO
  ASSETS................................     38,888.2         43,784.6        40,394.0     (11.2)       8.4
Finance receivables previously
  securitized and still managed by
  us:...................................     10,147.9         11,116.3        11,039.3      (8.7)       0.7
                                            ---------        ---------       ---------
TOTAL MANAGED ASSETS....................    $49,036.1        $54,900.9       $51,433.3     (10.7)       6.7
                                            =========        =========       =========

    During 2001, we entered into an agreement with The Boeing Company to purchase 25 aircraft for approximately $1.3 billion, with options to purchase an additional five units. Deliveries are scheduled to take place from 2003 through 2005. Previously, we entered into agreements with both Airbus Industrie and The Boeing Company to purchase a total of 88 aircraft (at an estimated cost of approximately $5 billion), with options to acquire additional units, and with the flexibility to delay or terminate certain positions. Deliveries of these new aircraft are scheduled to take place over a five-year period, which started in the fourth quarter of calendar year 2000 and runs through 2005. As of September 30, 2001, nine aircraft have been delivered. Outstanding commitments to purchase aircraft, rail and other equipment to be placed on operating lease totaled approximately $5.3 billion at September 30, 2001. A total of $876.7 million relates to fiscal 2002, of which $815.7 million have agreements in place to lease to third parties.

    Management strives to maximize the profitability of the lease equipment portfolio by balancing equipment utilization levels with market rental rates and lease term. Substantially all equipment was subject to lease agreements throughout 2001, 2000 and 1999. Equipment (predominately rail) not subject to lease agreements were $247.2 million, $351.0 million and $235.9 million at September 30, 2001, December 31, 2000 and December 31, 1999, respectively. The current downturn in the commercial airline industry and the slower economy could adversely impact both rental and utilization rates going forward.

CONCENTRATIONS

    Our ten largest financing and leasing asset accounts in the aggregate represented 3.8% of our total financing and leasing assets at September 30, 2001 (with the largest account representing less than 1%) and 3.9% at December 31, 2000. All ten accounts were commercial accounts and were secured by either equipment, accounts receivable or inventory.

GEOGRAPHIC COMPOSITION

    At September 30, 2001 and December 31, 2000, our managed asset geographic diversity did not differ significantly from our owned asset geographic composition.

    Our financing and leasing asset portfolio in North America was diversified by region. At September 30, 2001, with the exception of California (10.9%), New York (9.2%) and Texas (8.0%), no state or province within any region represented more than 4.5% of owned financing and leasing assets. Our
December 1999 managed and owned asset geographic composition did not significantly differ from our December 2000 managed and owned asset geographic composition.

    At September 30, 2001, financing and leasing assets to other foreign obligors totaled $3.1 billion. Our foreign exposure was geographically dispersed, with no individual country exposure greater than 1.0% of financing and leasing assets. The reduction in foreign financing and leasing assets reflects the transfer of $1.8 billion in certain international assets to a subsidiary of Tyco on September 30, 2001.

    At December 31, 2000, financing and leasing assets to other foreign obligors totaled $5.1 billion. The largest foreign exposures were to England, $1.2 billion (2.8% of financing and leasing assets) and Australia, $399.6 million (0.9%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure greater than 0.8% of financing and leasing assets.

INDUSTRY COMPOSITION

    Our aerospace portfolio consists of approximately 300 aircraft, with an average age of approximately nine years. The portfolio is spread over approximately 100 accounts, with the majority (approximately 200 aircraft in the Capital Finance business unit) with major carriers. Of the 200 aircraft in the Capital Finance business unit, all comply with stage III noise regulations, and approximately 65% are narrow body. The remaining 100 aircraft are with regional carriers in the Structured Finance segment and are not subject to these noise regulations. The portfolio is geographically diversified with approximately 35% of the fleet operating with carriers in North America, 35% in Europe, 20% in Asia-Pacific and the remaining 10% primarily in Latin America, the Middle East and Africa.

    Our telecommunications portfolio is included in "Communications" in the industry composition table included in the Notes to the Consolidated Financial Statements. This portfolio is included in our Structured Finance segment and totals approximately $595.2 million at September 30, 2001, comprising approximately 1.5% of total financing and leasing assets, of which 11.8% are on non-accrual status. This portfolio consists of 58 accounts with an average balance of approximately $10.0 million. The 10 largest accounts in the portfolio aggregate $196.2 million with the largest single account under $25.0 million. Our telecommunications transactions are collateralized by the assets of the customer (equipment, receivables, cash, etc.) and typically are also secured by a pledge of the stock of non-public companies.

    Our 1999 managed and owned asset industry composition did not differ significantly from our 2000 managed and owned asset industry composition.

    See Note 7 to our Consolidated Financial Statements for further discussion on concentrations.

RISK MANAGEMENT

    Our business activities involve various elements of risk. We consider the principal types of risk to be credit risk (including credit, collateral and equipment risk) and market risk (including interest rate, foreign currency and liquidity risk.)

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

    We review and monitor credit exposures, both owned and managed, on an ongoing basis to identify, as early as possible, those customers that may be experiencing declining creditworthiness or financial difficulty, and periodically evaluate our finance receivables across the entire organization. We monitor concentrations by borrower, industry, geographic region and equipment type, and we adjust limits as conditions warrant to minimize the risk of substantial credit loss.

    Our Asset Quality Review Committee is comprised of members of senior management, including the Chief Risk Officer and the Chief Financial Officer. Periodically, the Committee meets with senior executives of our strategic business units and corporate credit risk management group to review portfolio status and performance, as well as the status of individual financing and leasing assets, owned and managed, to obligors with higher risk profiles. In addition, this committee periodically meets with the Chief Executive Officer of Tyco Capital to review overall credit risk, including geographic, industry and customer concentrations.

CREDIT RISK MANAGEMENT

    We have developed systems specifically designed to manage credit risk in each of our business segments. We evaluate financing and leasing assets for credit and collateral risk during the credit granting process and periodically after the advancement of funds. The corporate credit risk management group, which reports to the Chief Risk Officer, oversees and manages credit risk throughout Tyco Capital. This group includes senior credit executives aligned with each of the business units, as well as a senior executive with corporate-wide asset recovery and work-out responsibilities. This group reviews large transactions and transactions which are outside of established target market definitions and risk acceptance criteria or which exceed the strategic business units' credit authority. In addition, our Executive Credit Committee, which includes the Chief Executive Officer, the Chief Risk Officer, members of the corporate credit risk management group and group Chief Executive Officers, approve credits that are beyond the authority of the business units. The credit risk management group also includes an independent credit audit function. This process and discipline has continued following the acquisition by Tyco.

    Each of our strategic business units has developed and implemented a formal credit management process in accordance with formal uniform guidelines established by the credit risk management group. These guidelines set forth risk acceptance criteria for:

    - acceptable maximum credit lines;

    - selected target markets and products;

    - creditworthiness of borrowers, including credit history, financial condition, adequacy of cash flow and quality of management; and

    - the type and value of underlying collateral and guarantees (including recourse from dealers and manufacturers.)

    We also employ a risk adjusted pricing process where the perceived credit risk is a factor in determining the interest rate and/or fees charged for our financing and leasing products. As economic and market conditions change, credit risk management practices are reviewed and modified, if necessary, to seek to minimize the risk of credit loss.

    For small ticket commercial and consumer business originated in our Specialty Finance segment, we utilize automated credit scoring capabilities. In these proprietary models, we utilize statistical techniques in analyzing customer attributes, including industry and corporate data, trade payment history, and other credit bureau information. Model scores are measured against actual delinquency and loss experience. Modifications are made to the models based upon this monitoring effort as appropriate.

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

EQUIPMENT/RESIDUAL RISK MANAGEMENT

    We have developed systems, processes and expertise to manage the equipment and residual risk in our commercial segments. Our process consists of the following: 1) setting residual value at deal inception; 2) systematic residual reviews; and 3) monitoring of residual realizations. Reviews for impairment are performed at least annually. Residual realizations, by business unit and product, are reviewed as part of our ongoing financial and asset quality review, both within the business units and by Corporate management.

COMMERCIAL

    We have developed systems specifically designed to effectively manage credit risk in our commercial segments. The process starts with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including collecting past due balances and liquidating underlying collateral.

    Credit personnel review each potential borrower's financial condition, results of operations, management, industry, customer base, operations, collateral and other data, such as third party credit reports, to thoroughly evaluate the customer's borrowing and repayment ability. Borrowers are graded according to credit quality based upon our uniform credit grading system, which grades both the borrower's financial condition and the underlying collateral. Credit facilities are subject to approval within our overall credit approval and underwriting guidelines and are issued commensurate with the credit evaluation performed on each borrower.

    As mentioned previously, senior business unit and credit risk management are actively involved in the ongoing, disciplined asset quality review process.

CONSUMER AND SMALL TICKET LEASING

    We have developed proprietary automated credit scoring models by loan type that include both customer demographics and credit bureau characteristics. The profiles emphasize, among other things, occupancy status, length of residence, length of employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information and combined loan to value ratio. The models are used to assess a potential borrower's credit standing and repayment ability considering the value or adequacy of property offered as collateral. Our credit criteria include reliance on credit scores, including those based upon both our proprietary internal credit scoring model and external credit bureau scoring, combined with judgment. The credit scoring models are regularly reviewed for effectiveness utilizing statistical tools. We regularly evaluate the consumer loan portfolio using past due, vintage curve and other statistical tools to analyze trends and credit performance by loan type, including analysis of specific credit characteristics and other selected subsets of the portfolios. Adjustments to credit scorecards and lending programs are made when deemed appropriate. Individual underwriters are assigned credit authority based upon their experience, performance and understanding of the underwriting policies and procedures of our consumer and small-ticket leasing operations. A credit approval hierarchy also exists to ensure that all applications are reviewed by an underwriter with the appropriate level of authority.

    See "Provision and Reserve for Credit Losses/Credit Quality."

MARKET RISK MANAGEMENT

    Market risk is the risk of loss arising from changes in values of financial instruments, including interest rate risk, foreign exchange risk, derivative credit risk and liquidity risk. We engage in transactions in the normal course of business that expose us to market risks. However, we maintain what we believe are appropriate management practices and policies designed to effectively mitigate such risks. The objectives of our market risk management efforts are to preserve company value by hedging changes in future expected net cash flows and to decrease the cost of capital. Strategies for managing market risks associated with changes in interest rates and foreign exchange rates are an integral part of the process, because those strategies affect our future expected cash flows as well as our cost of capital.

    Our Capital Committee sets policies, oversees and guides the interest rate and currency risk management process, including establishment and monitoring of risk metrics, and ensures the implementation of those policies. Other risks monitored by the Capital Committee include derivative credit risk and liquidity risk. The Capital Committee includes members of senior management, including the Chief Executive Officer, the Chief Financial Officer, the Treasurer, and the Controller with business unit executives serving on a rotating basis.

    INTEREST RATE AND FOREIGN EXCHANGE RISK MANAGEMENT--We offer a variety of financing products to our customers including fixed and floating-rate loans of various maturities and currency denominations, and a variety of leases, including operating leases. Changes in market interest rates, relationships between short-term and long-term market interest rates, or relationships between different interest rate indices (i.e., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, and can result in an increase in interest expense relative to finance income. We measure our asset/liability position in economic terms through duration measures and value at risk analysis, and we measure its periodic effect on earnings using maturity gap analysis.

    A matched asset/liability position is generally achieved through a combination of financial instruments, including issuing commercial paper, medium-term notes, long-term debt, interest rate and currency swaps, foreign exchange contracts, and through asset syndication and securitization. We do not speculate on interest rates or foreign exchange rates, but rather seek to mitigate the possible impact of such rate fluctuations encountered in the normal course of business. This process is ongoing due to prepayments, refinancings and actual payments varying from contractual terms, as well as other portfolio dynamics.

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

    We regularly monitor and simulate through computer modeling our degree of interest rate sensitivity by measuring the repricing characteristics of interest-sensitive assets, liabilities and derivatives.

    DERIVATIVE RISK MANAGEMENT--We enter into interest rate and currency swaps and foreign exchange forward contracts as part of our overall market risk management practices. We assess and manage the external and internal risks associated with these derivative instruments in accordance with the overall operating goals established by our Capital Committee. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk and legal risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of Tyco Capital policy.

    The primary external risk of derivative instruments is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. We control the credit risk of our derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures.

    The Capital Committee approves each counterparty and establishes exposure limits based on credit analysis and market value. All derivative agreements are with major money center financial institutions rated investment grade by nationally recognized rating agencies, with the majority of our counterparties rated "AA" or better. Credit exposures are measured based on the market value of outstanding derivative instruments. Both current exposures and potential exposures are calculated for each derivative contract to monitor counterparty credit exposure.

    LIQUIDITY RISK MANAGEMENT--Liquidity risk refers to the risk of Tyco Capital being unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or other source of funds. We actively manage and mitigate liquidity risk by maintaining diversified sources of funding. The primary funding sources are commercial paper (U.S., Canada and Australia), medium-term notes (U.S., Canada and Europe) and asset-backed securities (U.S. and Canada). Included as part of our securitization programs are committed asset-backed commercial paper programs in the U.S. and Canada. We also maintain committed bank lines of credit to provide back-stop support of commercial paper borrowings and local bank lines to support our international operations. Additional sources of liquidity are loan and lease payments from customers, whole loan asset sales and loan syndications.

    We also target and monitor certain liquidity metrics to ensure both a balanced liability profile and adequate alternate liquidity availability. Among the target ratios are maximum percentage of outstanding commercial paper to total debt and minimum percentage of committed bank line coverage to outstanding commercial paper.

    The following table provides information regarding certain Tyco Capital financial instruments which are sensitive to interest rates and foreign exchange rates, and is based upon the contractual rates of our financial instruments at September 30, 2001. The amounts included in the table below are in U.S. dollars ($ in millions).

                                     FISCAL     FISCAL     FISCAL     FISCAL     FISCAL
                                      2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                                    --------   --------   --------   --------   --------   ----------   --------
DEBT
Fixed rate (US$)..................  2,340.6    2,626.7    4,254.2    3,885.7    1,142.0      1,610.2    15,859.4
  Average interest rate...........     6.46%      6.95%      6.33%      7.12%      6.45%        7.82%       6.79%
Fixed rate (Canadian Dollar)......    115.8      157.1       45.4        1.9        2.1         92.3       414.6
  Average interest rate...........     6.47%      6.63%      6.96%     11.03%     11.20%        7.28%       6.81%
Fixed rate (Euro).................       --         --         --      692.9         --           --       692.9
  Average interest rate...........                                      5.50%                               5.50%
Fixed rate (Yen)..................       --       90.0       80.2         --       28.4           --       198.6
  Average interest rate...........                4.95%      4.41%                 3.25%                    4.44%
Variable rate (US$)...............  5,725.0    3,889.6         --         --         --           --     9,614.6
  Average interest rate...........     3.47%      3.89%                                                     3.64%
Commercial Paper (US$)............  8,484.6         --         --         --         --           --     8,484.6
  Average interest rate...........     3.32%                                                                3.32%
Commercial Paper (Canadian
  Dollar).........................    136.9         --         --         --         --           --       136.9
  Average interest rate...........     4.08%                                                                4.08%

INTEREST RATE SWAPS
Variable to fixed (US$)...........  2,035.0    1,590.5      384.8      215.1      103.7        859.2     5,188.3
  Average pay rate................     6.35%      6.52%      5.73%      5.23%      5.18%        5.67%       6.17%
  Average receive rate............     3.03%      3.09%      3.28%      2.92%      2.95%        3.02%       3.06%
Fixed to variable (US$)...........     20.0      429.4      313.5      257.8         --        200.0     1,220.7
  Average pay rate................     3.47%      3.40%      5.04%      4.79%                   2.52%       3.97%
  Average receive rate............     7.54%      6.87%      7.15%      6.92%                   5.92%       6.81%
Variable to fixed (Canadian
  Dollar).........................    109.3       61.5      132.5       65.0        0.5          2.4       371.2
  Average pay rate................     6.07%      6.15%      6.29%      6.34%      6.43%        6.43%       6.21%
  Average receive rate............     4.13%      4.11%      3.99%      4.20%      4.01%        4.01%       4.09%

CROSS CURRENCY SWAPS
Pay US$/receive Canadian Dollar...      3.8       12.9        4.4        4.7        5.0          9.6        40.4
  Average pay rate................     5.34%      4.51%      5.34%      5.34%      5.34%        5.34%       5.07%
  Average receive rate............     3.48%      6.61%      3.48%      3.48%      3.48%        3.48%       4.48%
Pay US$/receive Yen...............       --       90.0       80.2         --       28.4           --       198.6
  Average pay rate................                4.25%      3.56%                 3.70%                    3.89%
  Average receive rate............                3.72%      4.41%                 3.25%                    3.93%
Pay US$/ receive Euro.............       --         --         --      663.4         --           --       663.4
  Average pay rate................                                      5.16%                               5.16%
  Average receive rate............                                      5.50%                               5.50%
Pay Canadian Dollar/receive US$...     10.4        8.3        6.7      695.9         --           --       721.3
  Average pay rate................     4.84%      4.84%      4.84%      4.94%                               4.94%
  Average receive rate............     8.26%      8.26%      8.26%      6.93%                               6.98%

FORWARD CONTRACTS
Receive US$/Pay Canadian Dollar...    378.3      195.2         --         --         --           --       573.5
  Average contractual exchange
    rate..........................     0.65       0.65         --         --         --           --        0.65

LIQUIDITY

    We maintain committed bank lines of credit aggregating $8.5 billion to provide back-stop support of commercial paper borrowings and approximately $252.4 million of local bank lines to support our international operations. Our primary bank line agreements include a minimum equity requirement of $3.8 billion. Included as part of our securitization programs are committed asset-backed commercial paper programs in the U.S. and Canada aggregating approximately $4.6 billion. At September 30, 2001, $15.2 billion of registered, but unissued, debt securities remained available under our shelf registration statement.

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

    The security ratings at September 30, 2001 stated above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

    As part of our continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, general equipment finance receivables of $3.3 billion were securitized during the nine months ended September 30, 2001.

    At September 30, 2001, we had $6.6 billion of registered, but unissued, securities available under a shelf registration statement relating to our asset-backed securitization programs.

CAPITALIZATION

    We have substantially concluded the deleveraging of the balance sheet. During the nine months ended September 30, 2001, we sold the United Kingdom dealer business, substantially all of our manufactured housing portfolio and certain other assets. We exited the recreational vehicle and owner-operator trucking origination markets and placed the existing portfolios in liquidation status during the nine months ended September 30, 2001. In October 2001, we sold $700 million of recreational vehicle finance receivables. In all, we have sold, liquidated or placed in liquidation status approximately $7.0 billion managed assets, including a total of approximately $5.0 billion of owned assets since January 1, 2001. In addition, we received $875 million in capital contributions during the nine months ended September 30, 2001 from Tyco that partially offset the impact to tangible capital from push-down accounting. As a result, the tangible shareholder's equity to managed assets and total debt to tangible shareholder's equity ratios reached or exceeded our targets improving to 8.88% and 8.06x at September 30, 2001 from 7.82% and 8.78x at December 31, 2000, respectively.

    The following table presents information regarding our capital structure ($ in millions).

                                                      SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                      ------------------   -----------------
                                                         (SUCCESSOR)         (PREDECESSOR)
Commercial paper....................................       $ 8,621.5           $ 9,063.5
Term debt...........................................        26,780.1            28,901.6
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  debentures of the Company ("Preferred Capital
  Securities")......................................           260.0               250.0
Shareholder's equity(1).............................        10,661.4             6,007.2
                                                           ---------           ---------
Total capitalization................................        46,323.0            44,222.3
Goodwill and other intangible assets................        (6,569.5)           (1,964.6)
                                                           ---------           ---------
Total tangible capitalization.......................       $39,753.5           $42,257.7
                                                           =========           =========
Tangible shareholder's equity(1) and Preferred
  Capital Securities to managed assets..............            8.88%               7.82%
Total debt (excluding overnight deposits) to
  tangible shareholder's equity(1) and Preferred
  Capital Securities................................            8.06x               8.78x

------------------------------

(1) Shareholder's equity excludes the impact of the accounting change for derivative financial instruments described in Note 10 to the Consolidated
    Financial Statements.

    The Company-obligated mandatorily redeemable preferred securities are 7.70% Preferred Capital Securities issued in 1997 by CIT Capital Trust I, a wholly-owned subsidiary. CIT Capital Trust I invested the proceeds of that issue in Junior Subordinated Debentures of Tyco Capital having identical rates and payment dates.

ACCOUNTING AND TECHNICAL PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Tyco Capital implemented the provisions of SFAS
No. 142, "Goodwill and Other Intangible Assets," on October 1, 2001. Since adoption, existing goodwill is no longer amortized but instead will be assessed for impairment at least annually. We are currently determining the impact of adopting this standard under the transition provisions of SFAS No. 142. Goodwill amortization expense for the nine months ended September 30, 2001 was $97.6 million.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

    In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We are currently assessing the impact of this new standard.

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this document are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

    - our liquidity risk management,

    - our credit risk management,

    - our asset/liability risk management,

    - our capital, leverage and credit ratings,

    - our operational and legal risks, and

    - how we may be affected by legal proceedings.

    All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

    - risks of economic slowdown, downturn or recession,

    - industry cycles and trends,

    - risks inherent in changes in market interest rates,

    - funding opportunities and borrowing costs,

    - changes in funding markets, including commercial paper, term debt and the asset-backed securitization markets,

    - uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

    - adequacy of reserves for credit losses,

    - risks associated with the value and recoverability of leased equipment and lease residual values,

    - changes in regulations governing our business and operations or permissible activities,

    - changes in competitive factors, and

    - future acquisitions and dispositions of businesses or asset portfolios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Tyco Capital Corporation

    In our opinion, the accompanying consolidated balance sheet as of September 30, 2001 and the related consolidated statements of income, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Tyco Capital Corporation (formerly The CIT
Group, Inc.) and its subsidiaries at September 30, 2001, and the results of their operations and their cash flows for the period from June 2, 2001 through September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    As discussed in Note 1 to the financial statements, on January 1, 2001 the Company was required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and on June 2, 2001, the Company changed its basis of accounting for purchased assets and liabilities.

PricewaterhouseCoopers LLP
New York, New York
October 18, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Tyco Capital Corporation

    In our opinion, the accompanying consolidated statements of income, of shareholder's equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Tyco Capital Corporation (formerly The CIT Group, Inc.) and its subsidiaries for the period from January 1, 2001 through June 1, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    As discussed in Note 1 to the financial statements, on January 1, 2001 the Company was required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

PricewaterhouseCoopers LLP
New York, New York
October 18, 2001

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of
The CIT Group, Inc.:

    We have audited the accompanying consolidated balance sheet of The CIT Group, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of CIT's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of The CIT Group, Inc. and subsidiaries at December 31, 2000, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Short Hills, New Jersey
January 25, 2001

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN MILLIONS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   -------------
                                                               (SUCCESSOR)    (PREDECESSOR)
ASSETS
Financing and leasing assets:
  Finance receivables.......................................    $30,791.3        $33,497.5
  Reserve for credit losses.................................       (471.7)          (468.5)
                                                                ---------        ---------
  Net finance receivables...................................     30,319.6         33,029.0
  Operating lease equipment, net............................      5,649.9          7,190.6
  Finance receivables held for sale.........................      2,014.9          2,698.4
Cash and cash equivalents...................................        728.7            812.1
Receivables from affiliates.................................      1,640.9               --
Goodwill and other intangible assets, net...................      6,569.5          1,964.6
Other assets................................................      3,758.2          2,995.1
                                                                ---------        ---------
TOTAL ASSETS................................................    $50,681.7        $48,689.8
                                                                =========        =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Commercial paper..........................................    $ 8,621.5        $ 9,063.5
  Variable-rate senior notes................................      9,614.6         11,130.5
  Fixed-rate senior notes...................................     17,065.5         17,571.1
  Subordinated fixed-rate notes.............................        100.0            200.0
                                                                ---------        ---------
Total debt..................................................     35,401.6         37,965.1
Credit balances of factoring clients........................      2,392.9          2,179.9
Accrued liabilities and payables............................      2,029.2          2,287.6
                                                                ---------        ---------
TOTAL LIABILITIES...........................................     39,823.7         42,432.6
                                                                ---------        ---------

Commitments and Contingencies (Note 19)

Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely debentures
  of the Company............................................        260.0            250.0
Shareholder's Equity:
  Parent company investment.................................     10,441.9               --
  Common stock..............................................           --              2.7
  Paid-in capital...........................................           --          3,527.2
  Retained earnings.........................................        252.4          2,603.3
  Accumulated other comprehensive (loss) income.............        (96.3)            11.7
  Treasury stock, at cost...................................           --           (137.7)
                                                                ---------        ---------
TOTAL SHAREHOLDER'S EQUITY..................................     10,598.0          6,007.2
                                                                ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................    $50,681.7        $48,689.8
                                                                =========        =========

                See Notes to Consolidated Financial Statements.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                 (IN MILLIONS)

                                                                                         YEARS ENDED
                                                                                        DECEMBER 31,
                                         JUNE 2 THROUGH     JANUARY 1 THROUGH   -----------------------------
                                       SEPTEMBER 30, 2001     JUNE 1, 2001          2000            1999
                                       ------------------   -----------------   -------------   -------------
                                          (SUCCESSOR)         (PREDECESSOR)     (PREDECESSOR)   (PREDECESSOR)
FINANCE INCOME.......................       $1,676.5            $2,298.8          $5,248.4        $2,565.9
Interest expense.....................          597.1             1,022.7           2,497.7         1,293.4
                                            --------            --------          --------        --------
Net finance income...................        1,079.4             1,276.1           2,750.7         1,272.5
Depreciation on operating lease
  equipment..........................          448.6               588.1           1,281.3           355.1
                                            --------            --------          --------        --------
Net finance margin...................          630.8               688.0           1,469.4           917.4
Other revenue........................          335.1               237.5             912.0           350.8
                                            --------            --------          --------        --------
OPERATING REVENUE....................          965.9               925.5           2,381.4         1,268.2
                                            --------            --------          --------        --------
Salaries and general operating
  expenses...........................          338.9               446.0           1,035.2           516.0
Provision for credit losses..........          116.1               216.4             255.2           110.3
Goodwill amortization................           59.8                37.8              86.3            25.7
Acquisition-related costs............             --                54.0                --              --
                                            --------            --------          --------        --------
OPERATING EXPENSES...................          514.8               754.2           1,376.7           652.0
                                            --------            --------          --------        --------
Income before provision for income
  taxes..............................          451.1               171.3           1,004.7           616.2
Provision for income taxes...........         (195.0)              (85.1)           (381.2)         (214.9)
Minority interest in subsidiary trust
  holding solely debentures of the
  Company, after tax.................           (3.6)               (4.9)            (11.9)          (11.9)
                                            --------            --------          --------        --------
NET INCOME...........................       $  252.5            $   81.3          $  611.6        $  389.4
                                            ========            ========          ========        ========

                See Notes to Consolidated Financial Statements.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                 (IN MILLIONS)

                                                                                                     ACCUMULATED
                                             PARENT                                                     OTHER           TOTAL
                                            COMPANY      COMMON    PAID-IN    TREASURY   RETAINED   COMPREHENSIVE   SHAREHOLDER'S
                                           INVESTMENT    STOCK     CAPITAL     STOCK     EARNINGS   INCOME (LOSS)      EQUITY
                                           ----------   --------   --------   --------   --------   -------------   -------------
DECEMBER 31, 1998 (PREDECESSOR)..........  $      --    $   1.7    $  952.5    $(25.4)   $1,772.8      $   --         $ 2,701.6
Net income...............................                                                   389.4                         389.4
Foreign currency translation
  adjustments............................                                                                 0.3               0.3
Unrealized gain on equity and
  securitization investments, net........                                                                 2.5               2.5
                                                                                                                      ---------
Total comprehensive income...............                                                                                 392.2
                                                                                                                      ---------
Cash dividends...........................                                                   (64.6)                        (64.6)
Repurchase of common stock...............                                       (45.1)                                    (45.1)
Issuance of common stock and exchangeable
  shares in connection with the Newcourt
  acquisition............................                   1.0     2,562.7                                             2,563.7
Restricted common stock grants...........                               6.6                                                 6.6
                                           ---------    -------    --------    ------    --------      ------         ---------
DECEMBER 31, 1999 (PREDECESSOR)..........         --        2.7     3,521.8     (70.5)    2,097.6         2.8           5,554.4
Net income...............................                                                   611.6                         611.6
Foreign currency translation
  adjustments............................                                                                 4.3               4.3
Unrealized gain on equity and
  securitization investments, net........                                                                 4.6               4.6
                                                                                                                      ---------
Total comprehensive income...............                                                                                 620.5
                                                                                                                      ---------
Cash dividends...........................                                                  (105.9)                       (105.9)
Repurchase of common stock...............                                       (67.2)                                    (67.2)
Restricted common stock grants...........                               5.4                                                 5.4
                                           ---------    -------    --------    ------    --------      ------         ---------
DECEMBER 31, 2000 (PREDECESSOR)..........         --        2.7     3,527.2    (137.7)    2,603.3        11.7           6,007.2
Net income...............................                                                    81.3                          81.3
Foreign currency translation
  adjustments............................                                                               (33.7)            (33.7)
Cumulative effect of new accounting
  principle..............................                                                              (146.5)           (146.5)
Change in fair values of derivatives
  qualifying as cash flow hedges.........                                                                 0.6               0.6
                                                                                                                      ---------
Total comprehensive loss.................                                                                                 (98.3)
                                                                                                                      ---------
Cash dividends...........................                                                   (52.9)                        (52.9)
Issuance of treasury stock...............                                        27.6                                      27.6
Restricted common stock grants...........                              12.4                                                12.4
                                           ---------    -------    --------    ------    --------      ------         ---------
JUNE 1, 2001 (PREDECESSOR)...............         --        2.7     3,539.6    (110.1)    2,631.7      (167.9)          5,896.0
Recapitalization at acquisition..........    3,539.6         --    (3,539.6)       --          --          --                --
Effect of push-down accounting of Tyco's
  purchase price on Tyco Capital's net
  assets.................................    5,945.1       (2.7)         --     110.1    (2,631.7)      167.9           3,588.7
                                           ---------    -------    --------    ------    --------      ------         ---------
JUNE 1, 2001 (SUCCESSOR).................    9,484.7         --          --        --          --          --           9,484.7
Net income...............................                                                   252.5                         252.5
Cash dividends...........................                                                    (0.1)                         (0.1)
Foreign currency translation
  adjustments............................                                                               (13.4)            (13.4)
Change in fair values of derivatives
  qualifying as cash flow hedges.........                                                               (63.4)            (63.4)
                                                                                                                      ---------
Total comprehensive income...............                                                                                 175.6
                                                                                                                      ---------
Tax benefit on stock transactions........       39.4                                                                       39.4
Sale of international subsidiaries to
  Parent.................................       19.5                                                    (19.5)               --
Capital contribution from Parent.........      898.3                                                                      898.3
                                           ---------    -------    --------    ------    --------      ------         ---------
SEPTEMBER 30, 2001 (SUCCESSOR)...........  $10,441.9    $    --    $     --    $   --    $  252.4      $(96.3)        $10,598.0
                                           =========    =======    ========    ======    ========      ======         =========

                See Notes to Consolidated Financial Statements.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                                                                        YEARS ENDED
                                                                                                       DECEMBER 31,
                                                        JUNE 2 THROUGH     JANUARY 1 THROUGH   -----------------------------
                                                      SEPTEMBER 30, 2001     JUNE 1, 2001          2000            1999
                                                      ------------------   -----------------   -------------   -------------
                                                         (SUCCESSOR)         (PREDECESSOR)     (PREDECESSOR)   (PREDECESSOR)
CASH FLOWS FROM OPERATIONS:
Net income..........................................      $    252.5          $     81.3        $    611.6      $    389.4
Adjustments to reconcile net income to net cash
  flows from operations:
  Provision for credit losses.......................           116.1               216.4             255.2           110.3
  Depreciation and amortization.....................           521.3               642.4           1,408.7           402.8
  Non-recurring charges.............................              --                78.1                --              --
  Provision for deferred federal income taxes.......           163.6                52.5             211.5           163.5
  Gains on equipment, receivable and investment
    sales...........................................          (119.1)              (96.3)           (371.8)         (109.3)
  (Decrease) increase in accrued liabilities and
    payables........................................          (356.0)              (17.0)            449.0           221.2
  (Increase) decrease in other assets...............          (473.5)               69.9            (690.9)         (125.6)
  Other.............................................           (67.3)               34.9              29.0            32.3
                                                          ----------          ----------        ----------      ----------
Net cash flows provided by operations...............            37.6             1,062.2           1,902.3         1,084.6
                                                          ----------          ----------        ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans extended......................................       (15,493.1)          (20,803.0)        (49,275.8)      (39,657.9)
Collections on loans................................        12,750.6            18,520.2          41,847.5        34,315.7
Proceeds from asset and receivable sales............         5,213.0             2,879.6           7,055.4         3,733.2
Purchases of assets to be leased....................          (756.9)             (694.0)         (2,457.6)       (1,633.2)
Purchases of finance receivable portfolios..........              --                  --          (1,465.6)         (492.1)
Net increase in short-term factoring receivables....          (471.2)             (131.0)           (175.4)         (242.9)
Transfer of international subsidiaries to Parent....           (79.3)                 --                --              --
Acquisitions, net of cash acquired..................              --                  --                --          (538.0)
Other...............................................             3.2               (24.4)            (79.4)          (36.0)
                                                          ----------          ----------        ----------      ----------
Net cash flows provided by (used for) investing
  activities........................................         1,166.3              (252.6)         (4,550.9)       (4,551.2)
                                                          ----------          ----------        ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of variable and fixed
  rate notes........................................         1,000.0             6,246.6          12,645.3         7,700.0
Repayments of variable and fixed-rate notes.........        (3,272.2)           (6,491.5)        (10,143.2)       (5,538.3)
Net (decrease) increase in commercial paper.........        (1,007.8)              813.6              89.5         2,571.2
Net repayments of non-recourse leveraged lease
  debt..............................................           (26.6)               (8.7)            (31.2)         (156.8)
Capital contributions from Parent...................           675.0                  --                --              --
Cash dividends paid.................................              --               (52.9)           (105.9)          (64.6)
Issuance (purchase) of treasury stock...............              --                27.6             (67.2)          (45.1)
                                                          ----------          ----------        ----------      ----------
Net cash flows (used for) provided by financing
  activities........................................        (2,631.6)              534.7           2,387.3         4,466.4
                                                          ----------          ----------        ----------      ----------
Net (decrease) increase in cash and cash
  equivalents.......................................        (1,427.7)            1,344.3            (261.3)          999.8
Cash and cash equivalents, beginning of period......         2,156.4               812.1           1,073.4            73.6
                                                          ----------          ----------        ----------      ----------
Cash and cash equivalents, end of period............      $    728.7          $  2,156.4        $    812.1      $  1,073.4
                                                          ==========          ==========        ==========      ==========
SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid.......................................      $    652.9          $  1,067.6        $  2,449.7      $  1,268.9
Federal, foreign and state and local income taxes
  paid..............................................      $     31.4          $     14.7        $     28.4      $     66.4

SUPPLEMENTARY NON-CASH DISCLOSURE:
Push-down of purchase price by Parent...............      $  9,484.7          $       --        $       --      $       --
Stock issued for acquisition........................      $       --          $       --        $       --      $  2,563.7
Transfer of international subsidiaries to Parent....      $    295.1          $       --        $       --      $       --

                See Notes to Consolidated Financial Statements.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Tyco Capital Corporation ("Tyco Capital") is a diversified finance company engaging in vendor, equipment, commercial, consumer and structured financing and leasing activities. Tyco Capital operates primarily in North America, with locations in Europe, Latin America, Australia and the Asia-Pacific region.

BASIS OF PRESENTATION

    The Consolidated Financial Statements include the results of Tyco Capital and its subsidiaries and have been prepared in United States dollars, unless indicated otherwise, in accordance with generally accepted accounting principles in the United States. On June 1, 2001, Tyco Capital, formerly The CIT Group, Inc. ("CIT"), was acquired by a wholly-owned subsidiary of Tyco International Ltd. in a purchase business combination (see Note 2). Tyco International Ltd. and its subsidiaries, excluding Tyco Capital and its subsidiaries, are referred to herein as the "Parent" or "Tyco." In accordance with the guidelines for accounting for business combinations, the purchase price paid by Tyco plus related purchase accounting adjustments have been "pushed down" and recorded in Tyco Capital's financial statements for the periods after June 1, 2001, resulting in a new basis of accounting for the "successor" period beginning
June 2, 2001. As of the acquisition date, assets and liabilities were recorded at estimated fair value in the Tyco Capital financial statements. Any resulting premiums or discounts are being accreted or amortized on a level yield basis over the remaining estimated lives of the corresponding assets or liabilities. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting. Tyco Capital will continue to operate its businesses independently as an indirect wholly-owned subsidiary of Tyco.

    Tyco Capital consolidates companies in which it owns or controls more than fifty percent of the voting shares unless control is likely to be temporary. All significant intercompany transactions have been eliminated. Prior period amounts have been reclassified to conform to the current presentation. The 1999 acquisitions, which included Newcourt Credit Group Inc. ("Newcourt") and two acquisitions in the Commercial Finance segment, were accounted for using the purchase method of accounting. The acquisitions affect the comparability of the Consolidated Financial Statements as the Consolidated Statements of Income reflect results of the acquired operations for the full nine months of 2001 and the full year 2000, as compared to a partial year for each acquisition for 1999.

FINANCING AND LEASING ASSETS

    Tyco Capital provides funding for a variety of financing arrangements, including term loans, lease financing and operating leases. The amounts outstanding on loans and leases are referred to as finance receivables and, when combined with finance receivables held for sale, net book value of operating lease equipment, and certain investments, represent financing and leasing assets.

    At the time of designation for sale, securitization or syndication by management, assets are classified as finance receivables held for sale. These assets are carried at the lower of aggregate cost or market value.

INCOME RECOGNITION

    Finance income includes interest on loans, the accretion of income on direct financing leases, and rents on operating leases. Related origination and other nonrefundable fees and direct origination costs are deferred and amortized as an adjustment of finance income over the contractual life of the transactions. Income on finance receivables other than leveraged leases is recognized on an accrual

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) basis commencing in the month of origination using methods that generally approximate the interest method. Leveraged lease income is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which Tyco Capital has a positive investment in the transaction, net of related deferred tax liabilities. Rental income on operating leases is recognized on an accrual basis.

    The accrual of finance income on commercial finance receivables is generally suspended and an account is placed on non-accrual status when payment of principal or interest is contractually delinquent for 90 days or more, or earlier when, in the opinion of management, full collection of all principal and interest due is doubtful. Given the nature of revolving credit facilities, including those combined with term loan facilities (advances and interest accruals increase revolving loan balances and payments reduce revolving loan balances), the placement of revolving credit facilities on non-accrual status includes the review of other qualitative and quantitative credit-related factors, and generally does not result in the reversal of significant amounts of accrued interest. To the extent the estimated fair value of collateral does not satisfy both the principal and accrued interest outstanding, accrued but uncollected interest at the date an account is placed on non-accrual status is reversed and charged against income. Subsequent interest received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status. The accrual of finance income on consumer loans is suspended, and all previously accrued but uncollected income is reversed, when payment of principal and/or interest on consumer finance receivables is contractually delinquent for 90 days or more.

    Other revenue includes the following: (1) factoring commissions,
(2) commitment, facility, letters of credit and syndication fees, (3) servicing fees and (4) gains and losses from the sales of leasing equipment, venture capital investments and sales and securitizations of finance receivables.

LEASE FINANCING

    Direct financing leases are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans and subsequently placed on operating lease is recorded at the lower of carrying value or estimated fair value when acquired. Lease receivables include leveraged leases, for which a major portion of the funding is provided by third party lenders on a nonrecourse basis, with Tyco Capital providing the balance and acquiring title to the property. Leveraged leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less nonrecourse third party debt and unearned finance income. Management performs periodic reviews of the estimated residual values with impairment, other than temporary, recognized in the current period.

RESERVE FOR CREDIT LOSSES ON FINANCE RECEIVABLES

    The consolidated reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including historical and expected charge-off experience and levels of past due loans and non-performing assets. Changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the consolidated reserve for credit losses. In management's judgment the consolidated reserve for credit losses is adequate to provide for credit losses inherent in the portfolio.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CHARGE-OFF OF FINANCE RECEIVABLES

    Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Such charge-offs are deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are deemed no longer useful. Charge-offs are recorded on consumer and certain small ticket commercial finance receivables beginning at 180 days of contractual delinquency based upon historical loss severity. Collections on accounts previously charged off are recorded as increases to the reserve for credit losses.

IMPAIRED LOANS

    Impaired loans include any loan transaction, outside of homogeneous pools of loans, that is placed on non-accrual status or any troubled debt restructuring. Such loans are subject to periodic individual review by Tyco Capital's Asset Quality Review Committee ("AQR"). The AQR, which is comprised of members of senior management, reviews overall portfolio performance, as well as individual accounts meeting certain credit risk grading parameters. Excluded from impaired loans are: 1) certain individual small-dollar, commercial non-accrual loans for which the collateral value supports the outstanding balance and the continuation of earning status, 2) consumer loans, which are subject to automatic charge-off procedures, and 3) short-term factoring customer receivables, generally having terms of no more than 30 days. Loan impairment is defined as any shortfall between the estimated value and the recorded investment in the loan, with the estimated value determined using the fair value of the collateral if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate.

LONG-LIVED ASSETS

    A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually and whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

GOODWILL AND OTHER IDENTIFIED INTANGIBLES

    Goodwill represents the excess of the purchase price over the estimated fair value of identifiable assets acquired, less the estimated fair value of liabilities assumed from business combinations. Goodwill and other intangible assets are amortized from the date of acquisition on a straight-line basis over estimated lives ranging from 5 to 40 years. Tyco Capital implemented Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," on October 1, 2001. See "ACCOUNTING PRONOUNCEMENTS" in
Note 1 for more information on SFAS No. 142.

SECURITIZATIONS

    Pools of assets are originated and sold to independent trusts which, in turn, issue securities to investors backed by the asset pools. Tyco Capital retains the servicing rights and participates in certain

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) cash flows from the pools. The present value of expected net cash flows (after payment of principal and interest to certificate and/or note holders and credit-related disbursements) that exceeds the estimated cost of servicing is recorded at the time of sale as a "retained interest." Retained interests in securitized assets are included in other assets and classified as available-for-sale securities under SFAS 115. Tyco Capital, in its estimation of those net cash flows and retained interests, inherently employs a variety of financial assumptions, including loan pool credit losses, prepayment speeds and discount rates. These assumptions are supported by both Tyco Capital's historical experience, market trends and anticipated performance relative to the particular assets securitized. Subsequent to the recording of retained interests, Tyco Capital reviews such values quarterly. Fair values of retained interests are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates and are then compared to the respective carrying values. Losses, representing the excess of carrying value over estimated current fair value, are recorded as an impairment charge
($33.6 million for the nine months ended September 30, 2001 and $3.7 million for the year ended December 31, 2000). Unrealized gains are not credited to current earnings but are reflected in shareholder's equity as part of other comprehensive income.

    During September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this standard did not have a material effect on the accounting for, or the structure of, Tyco Capital's securitization transactions.

OTHER ASSETS

    Assets received in satisfaction of loans are carried at the lower of carrying value or estimated fair value less selling costs, with write-downs at the time of receipt recognized by recording a charge-off. Subsequent write-downs of such assets, which may be required due to a decline in estimated fair market value after receipt, are reflected in general operating expenses.

    Realized and unrealized gains (losses) on marketable equity securities included in Tyco Capital's venture capital investment companies are included directly in operations. Unrealized gains and losses, representing the difference between carrying value and estimated current fair market value, for all other debt and marketable equity securities are recorded in other comprehensive income, a separate component of equity.

    Investments in joint ventures are accounted for using the equity method, whereby the investment balance is carried at cost and adjusted for the proportionate share of undistributed earnings or losses. Unrealized intercompany profits and losses are eliminated until realized, as if the joint venture were consolidated.

    Investments in debt and equity securities of non-public companies are carried at cost. These valuations are periodically reviewed and a write-down is recorded if a decline in value is considered other than temporary. Gains and losses are recognized upon sale or write-down of these investments as a component of other revenues.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DERIVATIVE FINANCIAL INSTRUMENTS

    Tyco Capital uses interest rate, currency swaps and foreign exchange forward contracts as part of a worldwide market risk management program to hedge against the effects of future interest rate and currency fluctuations. Tyco Capital does not enter into derivative financial instruments for trading or speculative purposes.

    On January 1, 2001, Tyco Capital adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Derivative instruments are recognized in the balance sheet at their fair values, and changes in fair values are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive income as a separate component of equity, and contractual cash flows, along with the related impact of the hedged items, continue to be recognized in earnings. Any ineffective portion of a hedge is reported in current earnings. Amounts accumulated in other comprehensive income are reclassified to earnings in the same period that the hedged transaction impacts earnings.

    The net interest differential, including premiums paid or received, if any, on interest rate swaps, is recognized on an accrual basis as an adjustment to finance income or as interest expense to correspond with the hedged position. In the event that early termination of a derivative instrument occurs, the gain or loss remains in accumulated other comprehensive income until the hedged transaction is recognized in earnings.

    Tyco Capital utilizes foreign exchange forward contracts or cross-currency swaps to convert U.S. dollar borrowings into local currency in such instances that local borrowings are not cost effective or available. Tyco Capital also utilizes foreign exchange forward contracts to hedge its net investments in foreign operations. These instruments are designated as hedges and resulting gains and losses are reflected in accumulated other comprehensive income as a separate component of equity.

STOCK-BASED COMPENSATION

    Prior to the Tyco acquisition, stock option plans were accounted for in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no compensation expense is recognized for stock options issued. Compensation expense associated with restricted stock awards is recognized over the associated vesting periods.

FOREIGN CURRENCY TRANSLATION

    Tyco Capital has operations in Canada, Europe and other countries outside the United States. The functional currency for these foreign operations is the local currency. The value of the assets and liabilities of these operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates effective during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in accumulated other comprehensive (loss) income.

INCOME TAXES

    Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

OTHER COMPREHENSIVE INCOME

    Other comprehensive income includes unrealized gains on securitization retained interests, foreign currency translation adjustments pertaining to both the net investment in foreign operations and the related derivatives designated as hedges of such investments and commencing January 1, 2001, the changes in fair values of derivative instruments designated as hedges of future cash flows.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Tyco Capital implemented the provisions of SFAS No. 142 on October 1, 2001. Since adoption, existing goodwill is no longer amortized but instead will be assessed for impairment at least annually. Tyco Capital is currently determining the impact of adopting this standard under the transition provisions of SFAS No. 142. Goodwill amortization expense for the nine months ended September 30, 2001 was $97.6 million.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Tyco Capital is currently assessing the impact of this new standard.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. Tyco Capital is currently assessing the impact of this new standard.

NOTE 2--ACQUISITION BY TYCO INTERNATIONAL LTD.

    The purchase price paid by Tyco for Tyco Capital plus related purchase accounting adjustments was valued at approximately $9.5 billion and is presented as "Parent company investment" as of June 1, 2001 in the Consolidated Statements of Shareholder's Equity. The $9.5 billion value consisted of the following: the issuance of approximately 133.0 million Tyco common shares valued at $6,650.5 million on June 1, 2001 in exchange for approximately 73% of the outstanding CIT common stock (including exchangeable shares of CIT Exchangeco, Inc.); the payment of $2,486.4 million in cash to Dai-Ichi Kangyo Bank, Limited ("DKB") on June 1, 2001 for approximately 27% of the outstanding CIT common stock; options for Tyco common shares valued at $318.6 million issued in exchange for CIT stock options; and $29.2 million in acquisition-related costs incurred by Tyco. In addition, $22.3 million in acquisition-related costs incurred by Tyco were paid and have been reflected in Tyco Capital's equity as an additional capital contribution. The purchase of the CIT common stock held by DKB, which was contingent upon the satisfication of the conditions of the merger, took place immediately prior to the closing of the merger on June 1, 2001.

    Tyco Capital recorded acquired assets and liabilities at their estimated fair value. Approximately, $4.7 billion of goodwill and other intangible assets were recorded, which represents the excess of the transaction purchase price over the fair value of net assets acquired and purchase accounting liabilities established which result in additional liabilities. Fair value estimates are subject to future adjustment when appraisals or other valuation data are obtained or when restructuring plans are committed to or finalized. Such liabilities would be recorded as additional purchase accounting adjustments.

    In conjunction with the Tyco acquisition, work force reduction and exit plans were formulated. As of September 30, 2001, 671 employees have been terminated, or have been identified for and notified of early termination. In all cases, the benefit arrangements have been announced to these employees.

    The following table summarizes purchase accounting liabilities recorded in connection with the Tyco acquisition ($ in millions).

                                                 SEVERANCE             OTHER         TOTAL
                                            --------------------   --------------   --------
                                            NUMBER OF
                                            EMPLOYEES   RESERVE       RESERVE       RESERVE
                                            ---------   --------   --------------   --------
Reserves established......................     671       $ 45.8        $ 55.9        $101.7
Fiscal 2001 utilization...................    (408)       (20.2)        (51.5)        (71.7)
                                              ----       ------        ------        ------
Ending balance at September 30, 2001......     263       $ 25.6        $  4.4        $ 30.0
                                              ====       ======        ======        ======

    The severance reserve established was primarily related to corporate administrative personnel in North America. The other reserve established of $55.9 million consists primarily of acquisition-related costs incurred by Tyco. Remaining reserves, not included in the previous table, from acquisitions in prior periods totaled $3.0 million at September 30, 2001.

    In addition to the purchase accounting liabilities discussed above, the Company recorded non-recurring acquisition-related transaction costs of $54.0 million for costs incurred by Tyco Capital Corporation prior to and in connection with its acquisition by Tyco.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 3--CHANGE IN FISCAL YEAR

    Effective September 30, 2001, we changed our fiscal year end from December 31 to September 30 in order to conform to Tyco's fiscal year end. As a result, the Consolidated Statements of Income, Statements of Shareholder's Equity and Statements of Cash Flows are presented for the successor and predecessor four and five-month periods for the nine months ended September 30, 2001 and each of the two years in the period ended December 31, 2000. The following unaudited financial information is presented to provide comparative results for the nine months ended September 30, 2001 and 2000 ($ in millions).

                                                                     (UNAUDITED)
                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 2001          2000
                                                              ----------   -------------
                                                              (COMBINED)   (PREDECESSOR)
FINANCE INCOME..............................................   $3,975.3       $3,857.2
Interest expense............................................    1,619.8        1,845.5
                                                               --------       --------
Net finance income..........................................    2,355.5        2,011.7
Depreciation on operating lease equipment...................    1,036.7          932.9
                                                               --------       --------
Net finance margin..........................................    1,318.8        1,078.8
Other revenue(1)............................................      572.6          694.7
                                                               --------       --------
OPERATING REVENUE...........................................    1,891.4        1,773.5
                                                               --------       --------
Salaries and general operating expenses.....................      784.9          775.9
Provision for credit losses(1)..............................      332.5          191.4
Goodwill amortization.......................................       97.6           63.8
Acquisition-related costs(1)................................       54.0             --
                                                               --------       --------
OPERATING EXPENSES..........................................    1,269.0        1,031.1
                                                               --------       --------
Income before provision for income taxes....................      622.4          742.4
Provision for income taxes..................................     (280.1)        (281.9)
Minority interest in subsidiary trust holding solely solely
  debentures of the Company, after tax......................       (8.5)          (9.0)
                                                               --------       --------
Net income..................................................   $  333.8       $  451.5
                                                               ========       ========

------------------------------

(1) Non-recurring charges recorded during the nine months ended September 30, 2001 were $221.6 million ($158.0 million after-tax) consisting of the following: provision for credit losses of $89.5 million for certain non-strategic and under-performing equipment leasing and loan portfolios of which the Company expects to dispose; write-downs of $78.1 million for certain equity investments in the telecommunications industry and e-commerce markets of which the Company expects to dispose; and acquisition-related costs of $54.0 million.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4--FINANCE RECEIVABLES

    The following table presents the breakdown of finance receivables by loans and lease receivables ($ in millions).

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   -------------
                                                               (SUCCESSOR)    (PREDECESSOR)
Loans.......................................................    $23,394.9        $22,920.4
Leases......................................................      7,396.4         10,577.1
                                                                ---------        ---------
  Finance receivables.......................................    $30,791.3        $33,497.5
                                                                =========        =========

    Included in lease receivables at September 30, 2001 and December 31, 2000 are leveraged lease receivables of $1.0 billion and $1.1 billion, respectively. Leveraged lease receivables exclude the portion funded by third party non-recourse debt payable of $2.4 billion at September 30, 2001 and $2.1 billion at December 31, 2000.

    At September 30, 2001 and December 31, 2000, finance receivables exclude $10.1 billion and $11.1 billion, respectively, of finance receivables previously securitized and still managed by Tyco Capital.

    The following table sets forth the contractual maturities of finance receivables ($ in millions).

                                                 AT SEPTEMBER 30,           AT DECEMBER 31,
                                                       2001                       2000
                                               --------------------       --------------------
                                                AMOUNT     PERCENT         AMOUNT     PERCENT
                                               ---------   --------       ---------   --------
                                                   (SUCCESSOR)               (PREDECESSOR)
Due within one year..........................  $13,801.1     44.8%        $14,185.7     42.3%
Due within one to two years..................    4,925.4     16.0           5,450.6     16.3
Due within two to four years.................    4,291.2     13.9           5,774.6     17.2
Due after four years.........................    7,773.6     25.3           8,086.6     24.2
                                               ---------    -----         ---------    -----
  Total......................................  $30,791.3    100.0%        $33,497.5    100.0%
                                               =========    =====         =========    =====

    Non-performing assets reflect both finance receivables on non-accrual status (primarily loans that are ninety days or more delinquent) and assets received in satisfaction of loans (repossessed assets). The following table sets forth the information regarding total non-performing assets ($ in millions):

                                                         AT SEPTEMBER 30,   AT DECEMBER 31,
                                                               2001              2000
                                                         ----------------   ---------------
                                                           (SUCCESSOR)       (PREDECESSOR)
Non-accrual finance receivables........................       $822.4            $704.2
Assets received in satisfaction of loans...............        106.9             123.9
                                                              ------            ------
  Total non-performing assets..........................       $929.3            $828.1
                                                              ======            ======

Percentage of finance receivables......................         3.02%             2.47%
                                                              ======            ======

    At September 30, 2001 and December 31, 2000, the recorded investment in impaired loans totaled $555.3 million and $326.6 million, respectively, with corresponding specific reserve for credit loss allocations of $122.3 million and $59.9 million, respectively, included in the reserve for credit loss. The

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 4--FINANCE RECEIVABLES (CONTINUED)
average monthly recorded investment in impaired loans was $409.8 million, $256.6 million and $116.9 million for the nine months ended September 30, 2001 and the years ended December 31, 2000 and 1999, respectively. After being classified as impaired, there was no finance income recognized on these loans during the nine months ended September 30, 2001 and the years ended
December 31, 2000 and 1999. The amount of finance income that would have been recorded under contractual terms for impaired loans would have been $46.1 million, $38.1 million, and $26.9 million for the nine months ended September 30, 2001 and for the years ended December 2000 and 1999, respectively.

NOTE 5--RESERVE FOR CREDIT LOSSES

    The following table presents changes in the reserve for credit losses ($ in millions).

                                                            FOR THE PERIOD ENDED
                                                     -----------------------------------
                                                     SEPTEMBER 30,      DECEMBER 31,
                                                         2001          2000       1999
                                                     -------------   --------   --------
                                                      (COMBINED)        (PREDECESSOR)
Balance, beginning of period.......................     $468.5        $446.9     $263.7
                                                        ------        ------     ------

Provision for credit losses........................      243.0         255.2      110.3
Non-recurring impairment of portfolio assets(1)....       89.5            --         --
Reserves relating to dispositions, acquisitions,
  other............................................      (37.5)          2.0      167.9
                                                        ------        ------     ------
  Additions to the reserve for credit losses.......      295.0         257.2      278.2
                                                        ------        ------     ------

Finance receivables charged-off....................     (309.2)       (255.8)    (111.1)
Recoveries on finance receivables previously
  charged-off......................................       17.4          20.2       16.1
                                                        ------        ------     ------
  Net credit losses................................     (291.8)       (235.6)     (95.0)
                                                        ------        ------     ------
Balance, end of period.............................     $471.7        $468.5     $446.9
                                                        ======        ======     ======
Reserve for credit losses as a percentage of
  finance receivables..............................       1.53%         1.40%      1.44%
                                                        ======        ======     ======

------------------------

(1) Non-recurring impairment of portfolio assets of $89.5 million relates to the impairment of certain non-strategic and under-performing equipment leasing and loan portfolios, primarily related to telecommunications.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 6--OPERATING LEASE EQUIPMENT

    The following table provides an analysis of the net book value of operating lease equipment by equipment type at September 30, 2001 and December 31, 2000 ($ in millions).

                                                         AT SEPTEMBER 30,   AT DECEMBER 31,
                                                               2001              2000
                                                         ----------------   ---------------
                                                           (SUCCESSOR)       (PREDECESSOR)
Commercial aircraft....................................      $1,903.3          $1,885.5
Railcars and locomotives...............................       1,232.0           1,697.1
Communications.........................................         758.5             560.4
Information technology.................................         419.5           1,155.4
Business aircraft......................................         359.6             364.0
Manufacturing..........................................         315.7             305.6
Other..................................................         661.3           1,222.6
                                                             --------          --------
  Total................................................      $5,649.9          $7,190.6
                                                             ========          ========

    Included in the preceding table is equipment not currently subject to lease agreements of $247.2 million and $351.0 million at September 30, 2001 and December 31, 2000, respectively.

    Rental income on operating leases, which is included in finance income, totaled $1.3 billion for the nine months ended September 30, 2001, $1.7 billion for the year ended December 31, 2000, and $617.8 million for the year ended December 31, 1999. The following table presents future minimum lease rentals on non-cancelable operating leases as of September 30, 2001. Excluded from this table are variable rentals calculated on the level of asset usage, re-leasing rentals, and expected sales proceeds from remarketing operating lease equipment at lease expiration, all of which are components of operating lease profitability ($ in millions).

YEARS ENDED SEPTEMBER 30,                                    AMOUNT
-------------------------                                   --------
2002......................................................  $1,116.8
2003......................................................     719.6
2004......................................................     397.3
2005......................................................     224.5
2006......................................................     144.5
Thereafter................................................     354.6
                                                            --------
  Total...................................................  $2,957.3
                                                            ========

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 7--CONCENTRATIONS

    The following table summarizes the geographic and industry compositions of financing and leasing portfolio assets at September 30, 2001 and December 31, 2000 ($ in millions):

                                              AT SEPTEMBER 30, 2001       AT DECEMBER 31, 2000
                                              ----------------------      --------------------
                                                AMOUNT      PERCENT        AMOUNT     PERCENT
                                              ----------   ---------      ---------   --------
                                                   (SUCCESSOR)               (PREDECESSOR)
North America:
  Northeast.................................  $ 9,117.9       23.5%       $ 9,099.3     20.8%
  West......................................    7,561.7       19.4          8,336.9     19.0
  Midwest...................................    6,957.3       17.9          7,723.1     17.6
  Southeast.................................    5,505.5       14.2          6,228.6     14.2
  Southwest.................................    4,708.1       12.1          4,940.3     11.4
  Canada....................................    1,952.4        5.0          2,357.4      5.4
                                              ---------      -----        ---------    -----
Total North America.........................   35,802.9       92.1         38,685.6     88.4
Other foreign...............................    3,085.3        7.9          5,099.0     11.6
                                              ---------      -----        ---------    -----
  Total.....................................  $38,888.2      100.0%       $43,784.6    100.0%
                                              =========      =====        =========    =====

                                               AT SEPTEMBER 30, 2001    AT DECEMBER 31, 2000
                                               ----------------------   --------------------
                                                 AMOUNT      PERCENT     AMOUNT     PERCENT
                                               ----------   ---------   ---------   --------
                                                    (SUCCESSOR)            (PREDECESSOR)
Manufacturing(1) (no industry greater than
  3.6%)......................................  $ 8,099.0       20.8%    $ 8,787.2     20.1%
Retail(2)....................................    4,928.1       12.7       4,211.3      9.6
Commercial airlines..........................    3,296.6        8.5       3,557.2      8.1
Home mortgage................................    2,760.2        7.1       2,451.7      5.6
Transportation(3)............................    2,643.2        6.8       3,431.0      7.8
Construction equipment.......................    2,259.9        5.8       2,697.8      6.2
Services.....................................    1,577.6        4.1       1,987.1      4.5
Wholesaling..................................    1,366.6        3.5       1,445.0      3.3
Communications...............................    1,309.5        3.4       1,496.7      3.4
Other (no industry greater than 2.6%)........   10,647.5       27.3      13,719.6     31.4
                                               ---------      -----     ---------    -----
  Total......................................  $38,888.2      100.0%    $43,784.6    100.0%
                                               =========      =====     =========    =====

------------------------------

(1) Includes manufacturers of textiles and apparel, industrial machinery and equipment, electrical and electronic equipment and other industries.

(2)  Includes retailers of apparel (5.2%) and general merchandise (3.4%).

(3) Includes rail, bus, over-the-road trucking industries and business aircraft.

NOTE 8--INVESTMENTS IN EQUITY SECURITIES

   Investments in equity securities designated as available for sale totaled $972.6 million and $849.7 million at September 30, 2001 and December 31, 2000, respectively, and are included in other assets in the Consolidated Balance Sheet.

    Included in Tyco Capital's investments in equity securities are retained interests in commercial securitized assets of $843.6 million and consumer securitized assets of $126.5 million at September 30, 2001 and commercial securitized assets of $684.5 million and consumer securitized assets of

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 8--INVESTMENTS IN EQUITY SECURITIES (CONTINUED)
$155.9 million at December 31, 2000. Retained interests include interest-only strips, retained subordinated securities, and cash reserve accounts related to securitizations. The carrying value of the retained interests in securitized assets is reviewed quarterly for valuation impairment.

    The securitization programs cover a wide range of products and collateral types with significantly different prepayment and credit risk characteristics. The prepayment speed, in the tables below, is based on Constant Prepayment Rate ("CPR") which expresses payments as a function of the declining amount of loans at a compound annual rate. Expected credit losses are based upon annual loss rates.

    The key economic assumptions used in measuring the retained interests at the date of securitization for transactions completed during 2001 were as follows:

                                                                  COMMERCIAL
                                                                   EQUIPMENT
                                                              -------------------
Prepayment speed............................................         6.98%--56.74%
Expected credit losses......................................         0.00%--11.08%
Weighted average discount rate..............................         7.94%--16.00%
Weighted average life (in years)............................         0.90 -- 2.61

    Ranges of key economic assumptions used in calculating the fair value of the retained interests in securitized assets by product type at September 30, 2001 were as follows:

                                                                               CONSUMER
                                                             ---------------------------------------------
                                                                 MANUFACTURED
                                        COMMERCIAL              HOUSING & HOME           RECREATIONAL
                                         EQUIPMENT                  EQUITY              VEHICLE & BOAT
                                    -------------------      ---------------------   ---------------------
Prepayment speed..................         6.00%--59.38%        15.60%--25.40%          21.50%--21.50%
Expected credit losses............         0.00%-- 8.08%         0.24%-- 2.77%           0.00%-- 1.51%
Weighted average discount rate....         9.00%--16.00%        13.00%--15.00%          14.00%--15.00%
Weighted average life (in
  years)..........................         0.22 -- 1.98          1.88 -- 3.79            0.16 -- 2.76

    The impact of 10 percent and 20 percent adverse changes to the key economic assumptions on the fair value of retained interests as of September 30, 2001 is shown in the following tables ($ in millions).

                                                                         CONSUMER
                                                              -------------------------------
                                                               MANUFACTURED
                                              COMMERCIAL      HOUSING & HOME    RECREATIONAL
                                              EQUIPMENT           EQUITY       VEHICLE & BOAT
                                              ----------      --------------   --------------
Prepayment speed:
  10 percent adverse change.................    $ (3.2)           $(0.9)            $(2.5)
  20 percent adverse change.................      (5.8)            (1.8)             (4.9)
Expected credit losses:
  10 percent adverse change.................     (25.0)            (0.2)             (2.2)
  20 percent adverse change.................     (50.0)            (0.4)             (4.5)
Weighted average discount rate:
  10 percent adverse change.................     (13.4)            (0.8)             (2.5)
  20 percent adverse change.................     (26.5)            (1.5)             (4.8)

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 8--INVESTMENTS IN EQUITY SECURITIES (CONTINUED)
    These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

    The following tables summarize static pool credit losses, which represent the sum of actual losses (life to date) and projected future credit losses, divided by the original balance of each pool of the respective assets. Amounts shown for each year are a weighted average for the securitizations during the period.

                                                        COMMERCIAL EQUIPMENT SECURITIZATIONS
                                                                       DURING
                                                    --------------------------------------------
                                                       2001              2000             1999
                                                    ----------         --------         --------
                                                    (COMBINED)               (PREDECESSOR)
Actual and projected losses at:
  September 30, 2001.......................            1.92%             3.43%            5.46%
  December 31, 2000........................           --                 1.83%            3.92%
  December 31, 1999........................           --                 --               4.59%

                                                           RECREATIONAL VEHICLE AND BOAT
                                                               SECURITIZATIONS DURING
                                                    --------------------------------------------
                                                       2001              2000             1999
                                                    ----------         --------         --------
                                                    (COMBINED)               (PREDECESSOR)
Actual and projected losses at:
  September 30, 2001.......................           --                 --               2.60%
  December 31, 2000........................           --                 --               2.32%
  December 31, 1999........................           --                 --               2.25%

    The table that follows summarizes certain cash flows received from and paid to securitization trusts for the nine months ended September 30, 2001 ($ in millions).

COMBINED NINE MONTHS ENDED SEPTEMBER 30, 2001                      AMOUNT
---------------------------------------------                     --------
Proceeds from new securitizations...........................      $3,354.5
Other cash flows received on retained interests.............         178.3
Servicing fees received.....................................          50.8
Repurchases of delinquent or foreclosed assets and
  ineligible contracts......................................         (95.3)
Purchases of contracts through clean up calls...............         (72.7)
Reimbursable servicing advances, net........................          (9.1)
                                                                  --------
  Total, net................................................      $3,406.5
                                                                  ========

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 8--INVESTMENTS IN EQUITY SECURITIES (CONTINUED)

    Charge-offs (excluding non-recurring charge-offs) for the nine months ended September 30, 2001 and receivables past due 60 days or more at September 30, 2001 are set forth below, for both finance receivables and managed receivables. In addition to finance receivables, managed receivables include finance receivables previously securitized and still managed by us, but exclude operating leases and equity investments ($ in millions).

                                             CHARGE-OFFS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                            -----------------------------------------------------------
                                               FINANCE RECEIVABLES               MANAGED RECEIVABLES
                                            -------------------------         -------------------------
                                             AMOUNT          PERCENT           AMOUNT          PERCENT
                                            --------         --------         --------         --------
                                                   (COMBINED)                        (COMBINED)
Commercial............................      $  168.5           0.78%          $  276.6           0.84%
Consumer..............................          43.8           1.56%              67.0           1.33%
                                            --------                          --------
  Total(1)............................      $  212.3           0.87%          $  343.6           0.90%
                                            ========                          ========

                                                  PAST DUE 60 DAYS OR MORE AT SEPTEMBER 30, 2001
                                            -----------------------------------------------------------
                                               FINANCE RECEIVABLES               MANAGED RECEIVABLES
                                            -------------------------         -------------------------
                                             AMOUNT          PERCENT           AMOUNT          PERCENT
                                            --------         --------         --------         --------
                                                   (SUCCESSOR)                       (SUCCESSOR)
Commercial............................      $  844.7           3.05%          $1,315.6           3.61%
Consumer..............................         188.2           6.12%             253.1           4.35%
                                            --------                          --------
  Total...............................      $1,032.9           3.35%          $1,568.7           3.72%
                                            ========                          ========

------------------------------

(1) Including non-recurring items, the charge-offs for the nine months ended September 30, 2001 were $291.8 million, or 1.20% of finance receivables and
    $423.2 million, or 1.12% of managed receivables.

NOTE 9--DEBT

   The following table presents data on commercial paper borrowings ($ in millions).

                                                                      AT DECEMBER 31,
                                        AT SEPTEMBER 30,         -------------------------
                                              2001                 2000            1999
                                        ----------------         ---------       ---------
                                          (SUCCESSOR)                  (PREDECESSOR)
Borrowings outstanding................     $ 8,621.5             $ 9,063.5       $ 8,974.0
Weighted average interest rate........         3.33%                 6.57%           5.71%
Weighted average maturity.............       31 days               37 days         27 days

                                                                        FOR THE YEARS ENDED
                                        FOR THE NINE MONTHS                DECEMBER 31,
                                        ENDED SEPTEMBER 30,          -------------------------
                                                2001                   2000            1999
                                        --------------------         ---------       ---------
                                             (COMBINED)                    (PREDECESSOR)
Daily average borrowings..............       $10,142.5               $10,565.1       $ 6,694.5
Maximum amount outstanding............       $11,726.4               $12,868.2       $ 9,295.0
Weighted average interest rate........           4.67%                   6.23%           5.17%

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 9--DEBT (CONTINUED)
    The following tables present fiscal year contractual maturities of total debt at September 30, 2001 and calendar year contractual maturities at December 31, 2000 ($ in millions).

                                               AT SEPTEMBER 30, 2001
                                       --------------------------------------
                                       COMMERCIAL   VARIABLE-RATE               AT DECEMBER 31,
                                         PAPER      SENIOR NOTES      TOTAL          2000
                                       ----------   -------------   ---------   ---------------
                                              (SUCCESSOR)                        (PREDECESSOR)
Due in 2001 (rates ranging from 5.90%
  to 6.97%)..........................   $     --      $     --      $      --      $15,819.0
Due in 2002 (rates ranging from 2.70%
  to 5.54%)..........................    8,621.5       5,725.0       14,346.5        4,355.0
Due in 2003 (rates ranging from 3.50%
  to 4.27%)..........................         --       3,889.6        3,889.6           20.0
                                        --------      --------      ---------      ---------
  Total..............................   $8,621.5      $9,614.6      $18,236.1      $20,194.0
                                        ========      ========      =========      =========

    The consolidated weighted average interest rates on variable-rate senior notes at September 30, 2001 and December 31, 2000 were 3.49% and 6.76%, respectively.

                                             AT SEPTEMBER 30, 2001
                                     -------------------------------------
                                         FIXED-RATE NOTES
                                     -------------------------               AT DECEMBER 31,
                                       SENIOR     SUBORDINATED     TOTAL          2000
                                     ----------   ------------   ---------   ---------------
                                            (SUCCESSOR)                       (PREDECESSOR)
Due in 2001 (rates ranging from
  5.50% to 9.25%)..................  $       --      $    --     $      --      $ 4,682.3
Due in 2002 (rates ranging from
  5.50% to 8.26%)..................     2,356.4        100.0       2,456.4        3,028.4
Due in 2003 (rates ranging from
  4.90% to 8.26%)..................     2,873.8           --       2,873.8        3,851.5
Due in 2004 (rates ranging from
  4.41% to 8.26%)..................     4,379.8           --       4,379.8        1,752.3
Due in 2005 (rates ranging from
  5.50% to 8.26%)..................     4,580.5           --       4,580.5        2,890.6
Due after 2005 (rates ranging from
  3.25% to 8.25%)..................     2,875.0           --       2,875.0        1,566.0
                                     ----------      -------     ---------      ---------
  Total............................  $ 17,065.5      $ 100.0     $17,165.5      $17,771.1
                                     ==========      =======     =========      =========

    Fixed-rate senior and subordinated debt outstanding at September 30, 2001 mature at various dates through 2028, with interest rates ranging from 3.25% to 8.26%. The consolidated weighted-average interest rates on fixed-rate senior and subordinated debt at September 30, 2001 and December 31, 2000 were 6.72% and 6.83%, respectively. At September 30, 2001 and December 31, 2000, foreign-denominated debt (stated in U.S. dollars), which was all fixed-rate debt, totaled $1,306.1 million and $711.9 million, respectively.

    At September 30, 2001, there remained $15.2 billion of registered, but unissued debt securities under a shelf registration statement.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 9--DEBT (CONTINUED)
    The following table represents information on unsecured committed lines of credit with 47 banks that can be drawn upon to support commercial paper borrowings at September 30, 2001 ($ in millions).

MATURITY                                                       AMOUNT
--------                                                      --------
March 2002..................................................  $4,038.0
April 2003..................................................     765.0
March 2005..................................................   3,720.0
                                                              --------
Total credit lines..........................................  $8,523.0
                                                              ========

    The credit line agreements contain clauses that permit extensions beyond the expiration dates upon written consent from the participating banks.

    Certain foreign operations utilize local financial institutions to fund operations. At September 30, 2001, local credit facilities totaled
$252.4 million, of which $133.8 million was undrawn and available.

NOTE 10--DERIVATIVE FINANCIAL INSTRUMENTS

    As part of managing the exposure to changes in market interest rates, Tyco Capital, as an end-user, enters into various interest rate swap transactions, all of which are transacted in over-the-counter markets, with other financial institutions acting as principal counterparties. Tyco Capital uses derivatives for hedging purposes only, and does not enter into derivative financial instruments for trading or speculative purposes. To ensure both appropriate use as a hedge and hedge accounting treatment, derivatives entered into are designated according to a hedge objective against a specific liability, including commercial paper, or a specifically underwritten debt issue. The notional amounts, rates, indices and maturities of Tyco Capital's derivatives are required to closely match the related terms of Tyco Capital's hedged liabilities. Tyco Capital exchanges variable-rate interest on certain debt instruments for fixed-rate amounts. These interest rate swaps are designated as cash flow hedges. Tyco Capital also exchanges fixed-rate interest on certain of its debt for variable-rate. These interest rate swaps are designated as fair value hedges.

    Tyco Capital uses foreign exchange forward contracts or cross-currency swaps to convert U.S. dollar borrowings into local currency to the extent that local borrowings are not cost effective or available. Tyco Capital also uses foreign exchange forward contracts to hedge its net investment in foreign operations.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 10--DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability position at September 30, 2001.

                                       NOTIONAL AMOUNT
         INTEREST RATE SWAPS             IN MILLIONS                    COMMENTS
         -------------------           ---------------                  --------
Floating to fixed-rate swaps               $5,559.5      Effectively converts the interest rate
                                                         on an equivalent amount of commercial
                                                         paper and variable-rate notes to a
                                                         fixed rate.

Fixed to floating-rate swaps                1,220.7      Effectively converts the interest rate
                                                         on an equivalent amount of fixed-rate
                                                         notes to a variable rate.
                                           --------
Total interest rate swaps                  $6,780.2
                                           ========

    The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows at January 1, 2001 and the balance outstanding as of June 1, 2001 and September 30, 2001 are presented in the following table ($ in millions).

                                            ADJUSTMENT OF
                                            FAIR VALUE OF   INCOME TAX   TOTAL UNREALIZED
                                             DERIVATIVES     EFFECTS        LOSS (GAIN)
                                            -------------   ----------   -----------------
Balance at January 1, 2001
  (predecessor)...........................     $236.2         $(89.7)         $146.5
Changes in values of derivatives
  qualifying as cash flow hedges..........       (1.0)           0.4            (0.6)
                                               ------         ------          ------
Balance at June 1, 2001 (predecessor).....      235.2          (89.3)          145.9
Effect of push-down accounting............     (235.2)          89.3          (145.9)
                                               ------         ------          ------
Balance at June 1, 2001 (successor).......         --             --              --
Changes in values of derivatives
  qualifying as cash flow hedges..........      102.3          (38.9)           63.4
                                               ------         ------          ------
Balance at September 30, 2001
  (successor).............................     $102.3         $(38.9)         $ 63.4
                                               ======         ======          ======

    Assuming no change in interest rates, $13.5 million is expected to be reclassified to earnings in fiscal 2002 as contractual cash payments are made. For the nine months ended September 30, 2001, the ineffective portion of changes in the fair value of cash flow hedges amounted to $3.4 million and has been recorded as a reduction to interest expense.

    Tyco Capital had cross-currency swaps with a notional principal amount of $1.6 billion at September 30, 2001. The swaps hedge foreign currency and interest rate risk and have maturities ranging from fiscal 2002 to 2008 that correspond with the terms of the hedged debt. Tyco Capital had foreign currency exchange forward contracts with a notional principal amount of $573.5 million at September 30, 2001, with maturities ranging from fiscal 2002 to 2003, to hedge foreign currencies.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 10--DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

    Tyco Capital is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative instrument. This risk is measured as the market value of interest rate swaps or foreign exchange forwards with a positive fair value, which totaled $162.8 million at September 30, 2001, reduced by the effects of master netting agreements as presented in
Note 20--"Fair Values of Financial Instruments." Tyco Capital manages this credit risk by requiring that all derivative transactions be conducted with counterparties rated investment grade by nationally recognized rating agencies, with the majority of the counterparties rated "AA" or higher, and by setting limits on the exposure with any individual counterparty. Accordingly, counterparty credit risk at September 30, 2001 is not considered significant.

    The following table presents the maturity, notional principal amounts and the weighted average interest rates expected to be received or paid, of U.S. dollar interest rate swaps at September 30, 2001 ($ in millions).

                                      FLOATING TO FIXED-RATE                     FIXED TO FLOATING-RATE
                              --------------------------------------       ----------------------------------
MATURITY                                        WEIGHTED AVERAGE                         WEIGHTED AVERAGE
--------                                     -----------------------                  -----------------------
YEARS ENDING                  NOTIONAL       RECEIVE          PAY          NOTIONAL   RECEIVE          PAY
SEPTEMBER 30,                  AMOUNT          RATE           RATE          AMOUNT      RATE           RATE
-------------                 --------       --------       --------       --------   --------       --------
2002........................  $2,035.0         3.03%          6.35%        $   20.0     7.54%          3.47%
2003........................   1,590.5         3.09           6.52            429.4     6.87           3.40
2004........................     384.8         3.28           5.73            313.5     7.15           5.04
2005........................     215.1         2.92           5.23            257.8     6.92           4.79
2006........................     103.7         2.95           5.18               --       --             --
2007 - Thereafter...........     859.2         3.02           5.67            200.0     5.92           2.52
                              --------                                     --------
  Total.....................  $5,188.3         3.06           6.17         $1,220.7     6.81           3.97
                              ========                                     ========

    In addition, at September 30, 2001, Tyco Capital had outstanding interest rate swaps denominated in Canadian dollars. The Canadian dollar derivatives included instruments with U.S. dollar equivalent notional principal amount of $371.2 million that converted floating-rate debt to fixed-rate debt at weighted average receive and pay rates of 4.09% and 6.21%, respectively. The contractual maturities for the Canadian derivatives are predominantly between fiscal 2002 and 2005.

    All rates were those in effect at September 30, 2001. Variable rates are based on the contractually determined rate or other market rate indices and may change significantly, affecting future cash flows.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 10--DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The following table presents the maturity, notional principal amounts of foreign exchange forwards, cross currency swaps and bond forwards at September 30, 2001 ($ in millions).

                                                                 NOTIONAL AMOUNT
MATURITY                                                ---------------------------------
YEARS ENDED                                             FOREIGN EXCHANGE   CROSS-CURRENCY
SEPTEMBER 30,                                               FORWARDS           SWAPS
-------------                                           ----------------   --------------
2002..................................................       $378.3           $   14.2
2003..................................................        195.2              111.2
2004..................................................           --               91.3
2005..................................................           --            1,364.0
2006..................................................           --               33.4
2007 - Thereafter.....................................           --                9.6
                                                             ------           --------
  Total...............................................       $573.5           $1,623.7
                                                             ======           ========

    Tyco Capital adopted SFAS 133 on January 1, 2001. As a result, Tyco Capital recorded a $146.5 million, net of tax, cumulative effect adjustment to Accumulated Other Comprehensive Loss, for derivatives qualifying as hedges of future cash flows in accordance with this accounting standard.

NOTE 11--PREFERRED CAPITAL SECURITIES

    In February 1997, CIT Capital Trust I (the "Trust"), a wholly-owned subsidiary of Tyco Capital, issued in a private offering $250.0 million liquidation value of 7.70% Preferred Capital Securities (the "Capital Securities"), which were subsequently registered with the Securities and Exchange Commission pursuant to an exchange offer. Each capital security was recorded at the liquidation value of $1,000. The Trust subsequently invested the offering proceeds in $250.0 million principal amount Junior Subordinated Debentures (the "Debentures") of Tyco Capital, having identical rates and payment dates. The Debentures of Tyco Capital represent the sole assets of the Trust. Holders of the Capital Securities are entitled to receive cumulative distributions at an annual rate of 7.70% through either the redemption date or maturity of the Debentures (February 15, 2027). Both the Capital Securities issued by the Trust and the Debentures of Tyco Capital owned by the Trust are redeemable in whole or in part on or after February 15, 2007 or at any time in whole upon changes in specific tax legislation, bank regulatory guidelines or securities law at the option of Tyco Capital at their liquidation value or principal amount. The securities are redeemable at a specified premium through February 15, 2007, at which time the redemption price will be at par, plus accrued interest. Distributions by the Trust are guaranteed by Tyco Capital to the extent that the Trust has funds available for distribution. Tyco Capital records distributions payable on the Capital Securities as an operating expense in the Consolidated Statements of Income. The Capital Securities were valued at $260.0 million on June 1, 2001, the date of acquisition by Parent.

NOTE 12--NON-RECURRING CHARGES

    Net income for the nine months ended September 30, 2001 included a non-recurring charge of $221.6 million ($158.0 million after-tax) consisting of the following: provision of $89.5 million for certain non-strategic and under-performing equipment leasing and loan portfolios, primarily in the telecommunications industry, of which the Company expects to dispose; write-downs of $78.1 million for certain equity investments in the telecommunications industry and e-commerce markets of which

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 12--NON-RECURRING CHARGES (CONTINUED) the Company expects to dispose; and acquisition-related transaction costs of $54.0 million incurred by Tyco Capital Corporation prior to and in connection with its acquisition by Tyco. The $78.1 million non-recurring write-down is netted in other revenue in the Consolidated Statement of Income and the impairment of portfolio assets $89.5 million are included in the provision for credit losses. The impairment and valuation charges above relate to loans, leases and investments that are being liquidated.

NOTE 13--OTHER REVENUE

    The following table sets forth the components of other revenue ($ in millions).

                                                                                   YEARS ENDED
                                                                                  DECEMBER 31,
                                        JUNE 2 THROUGH     JANUARY 1 THROUGH   -------------------
                                      SEPTEMBER 30, 2001     JUNE 1, 2001        2000       1999
                                      ------------------   -----------------   --------   --------
                                         (SUCCESSOR)         (PREDECESSOR)        (PREDECESSOR)
Fees and other income...............        $212.3              $174.9          $480.9     $161.0
Factoring commissions...............          50.7                61.2           154.7      118.7
Gains on securitizations............          59.0                38.7           109.5       14.7
Gains on sales of leasing
  equipment.........................          14.2                33.7           113.2       56.4
Gains (losses) on venture capital
  investments.......................          (1.1)                7.1            53.7         --
Non-recurring write-down of equity
  investments(1)....................            --               (78.1)             --         --
                                            ------              ------          ------     ------
  Total.............................        $335.1              $237.5          $912.0     $350.8
                                            ======              ======          ======     ======

------------------------------

(1) During the period January 1 through June 1, 2001, the Company recorded non-recurring write-downs of $78.1 million for certain equity investments in the telecommunications industry and e-commerce markets of which the Company expects to dispose.

NOTE 14--SALARIES AND GENERAL OPERATING EXPENSES

   The following table sets forth the components of salaries and general operating expenses (excluding goodwill amortization) ($ in millions).

                                                                                  YEARS ENDED
                                                                                 DECEMBER 31,
                                       JUNE 2 THROUGH     JANUARY 1 THROUGH   -------------------
                                     SEPTEMBER 30, 2001     JUNE 1, 2001        2000       1999
                                     ------------------   -----------------   --------   --------
                                        (SUCCESSOR)         (PREDECESSOR)        (PREDECESSOR)
Salaries and employee benefits.....        $204.7              $262.0         $  600.7    $309.4
Other operating expenses...........         134.2               184.0            434.5     206.6
                                           ------              ------         --------    ------
  Total............................        $338.9              $446.0         $1,035.2    $516.0
                                           ======              ======         ========    ======

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 15--INCOME TAXES

    The effective tax rate varied from the statutory federal corporate income tax rate as follows.

                                                          NINE MONTHS            YEARS ENDED
                                                             ENDED              DECEMBER 31,
                                                         SEPTEMBER 30,    -------------------------
                                                              2001          2000             1999
                                                         --------------   --------         --------
                                                           (COMBINED)           (PREDECESSOR)
                                                                PERCENTAGE OF PRETAX INCOME
Federal income tax rate................................       35.0%         35.0%            35.0%
Increase (decrease) due to:
  Goodwill amortization................................        5.5           2.1              0.2
  Foreign income taxes.................................        1.8           2.0               --
  State and local income taxes, net of federal income
    tax benefit........................................        2.6           1.6              2.7
  Other................................................        0.1          (2.8)            (3.1)
                                                              ----          ----             ----
Effective tax rate.....................................       45.0%         37.9%            34.8%
                                                              ====          ====             ====

    The provision for income taxes is comprised of the following ($ in millions):

                                                           NINE MONTHS         YEARS ENDED
                                                              ENDED           DECEMBER 31,
                                                          SEPTEMBER 30,    -------------------
                                                               2001          2000       1999
                                                          --------------   --------   --------
                                                            (COMBINED)        (PREDECESSOR)
Current federal income tax provision....................      $   --        $ 31.9     $ 24.0
Deferred federal income tax provision...................       216.1         211.5      163.5
                                                              ------        ------     ------
  Total federal income taxes............................       216.1         243.4      187.5
Foreign income taxes....................................        47.5         113.2        3.0
State and local income taxes............................        16.5          24.6       24.4
                                                              ------        ------     ------
  Total provision for income taxes......................      $280.1        $381.2     $214.9
                                                              ======        ======     ======

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 15--INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred federal and foreign income tax assets and liabilities are presented below.

                                                                         AT DECEMBER 31,
                                                   AT SEPTEMBER 30,   ---------------------
                                                         2001           2000        1999
                                                   ----------------   ---------   ---------
                                                     (SUCCESSOR)          (PREDECESSOR)
Assets:
  Accrued liabilities and reserves...............      $ 513.3        $   300.8   $   282.1
  Net operating loss carryforwards...............         89.8            216.0       153.8
  Alternative minimum tax........................           --             85.7        50.7
  Provision for credit losses....................         83.1             73.4        90.1
  Loan origination fees..........................         11.8             29.7        22.6
  Other..........................................        159.8             96.3        81.1
                                                       -------        ---------   ---------
    Total deferred tax assets....................        857.8            801.9       680.4
                                                       -------        ---------   ---------
Liabilities:
  Leasing transactions...........................       (508.9)        (1,006.6)     (932.7)
  Market discount income.........................       (245.8)          (388.9)     (226.6)
  Other..........................................           --            (51.6)      (29.7)
                                                       -------        ---------   ---------
    Total deferred tax liabilities...............       (754.7)        (1,447.1)   (1,189.0)
                                                       -------        ---------   ---------
Net deferred tax asset(liability)................      $ 103.1        $  (645.2)  $  (508.6)
                                                       =======        =========   =========

    Included in the accrued liabilities and payables caption in the Consolidated Balance Sheets are state and local deferred tax liabilities of $99.2 million and $112.6 million at September 30, 2001 and December 31, 2000, respectively, arising from the temporary differences shown in the above tables.

    At September 30, 2001 Tyco Capital had $228.4 million of net operating losses available for tax purposes to offset future taxable income arising from the reversal of deferred income tax liabilities. These net operating tax losses arise principally from temporary differences relating to depreciation and restructuring charges. Net operating losses pertaining to the Canadian operations of $98.0 million expire at various dates through the year 2007. Net operating losses pertaining to the U.S. operations of $130.4 million expire at various dates through the year 2020.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 16--POSTRETIREMENT AND OTHER BENEFIT PLANS

RETIREMENT AND POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFIT PLANS

    Certain employees of Tyco Capital who have completed one year of service and are 21 years of age or older participate in The CIT Group Holdings, Inc. Retirement Plan (the "Plan"). The retirement benefits under the Plan are based on the employee's age, years of benefit service, and a percentage of qualifying compensation during the final years of employment. Plan assets consist of marketable securities, including common stock and government and corporate debt securities. Tyco Capital funds the Plan to the extent it qualifies for an income tax deduction. Such funding is charged to salaries and employee benefits expense.

    Tyco Capital also provides certain health care and life insurance benefits to eligible retired employees. Salaried participants generally become eligible for retiree health care benefits after reaching age 55 with 10 years of benefit service and 11 years of medical plan participation. Generally, the medical plans pay a stated percentage of most medical expenses reduced by a deductible as well as by payments made by government programs and other group coverage. The plans are funded on a pay as you go basis.

    The following tables set forth the change in obligations, plan assets and funded status of the plans as well as the net periodic benefit cost ($ in millions).

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 16--POSTRETIREMENT AND OTHER BENEFIT PLANS (CONTINUED)

                                                                 RETIREMENT BENEFITS
                                           ----------------------------------------------------------------
                                                                                      FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                             JUNE 2 THROUGH     JANUARY 1 THROUGH   -----------------------
                                           SEPTEMBER 30, 2001     JUNE 1, 2001         2000         1999
                                           ------------------   -----------------   ----------   ----------
                                              (SUCCESSOR)         (PREDECESSOR)          (PREDECESSOR)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at beginning of
  period.................................        $141.7              $127.7           $107.9       $118.1
Service cost.............................           4.0                 5.3              7.0          7.2
Interest cost............................           4.3                 5.1              8.5          7.6
Plan amendments..........................            --                 5.5              2.6          1.3
Actuarial loss (gain)....................          (1.8)               (0.8)             4.6        (23.8)
Plan settlements.........................          (6.8)                 --               --           --
Benefits paid............................          (1.2)               (1.1)            (2.9)        (2.5)
                                                 ------              ------           ------       ------
Benefit obligation at end of period......        $140.2              $141.7           $127.7       $107.9
                                                 ======              ======           ======       ======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  period.................................        $138.3              $137.4           $140.7       $132.8
Actual return on plan assets.............         (12.2)                2.0             (0.4)        10.4
Plan settlements.........................          (6.8)                 --               --           --
Benefits paid............................          (1.2)               (1.1)            (2.9)        (2.5)
Administrative expenses paid.............          (0.2)                 --               --           --
Employer contributions...................           2.7                  --               --           --
                                                 ------              ------           ------       ------
Fair value of plan assets at end of
  period.................................        $120.6              $138.3           $137.4       $140.7
                                                 ======              ======           ======       ======
RECONCILIATION OF FUNDED STATUS
Funded status............................        $(19.6)             $ (3.4)          $  9.7       $ 32.8
Unrecognized prior service cost..........            --                  --              2.4         (0.1)
Unrecognized net loss (gain).............          (6.9)              (18.0)            (6.0)       (25.8)
Unrecognized net transition obligation...            --                11.2               --           --
                                                 ------              ------           ------       ------
Prepaid (accrued) benefit cost...........        $(26.5)             $(10.2)          $  6.1       $  6.9
                                                 ======              ======           ======       ======

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate............................          7.50%               7.50%            7.50%        7.75%
Rate of compensation increase............          4.50%               4.50%            4.50%        4.75%
Expected return on plan assets...........         10.00%              10.00%           10.00%       10.00%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.............................        $  4.0              $  5.3           $  7.0       $  7.2
Interest cost............................           4.3                 5.1              8.5          7.6
Expected return on plan assets...........          (4.5)               (5.7)           (14.0)       (13.2)
Amortization of prior service cost.......            --                 0.4              0.1           --
Amortization of losses (gains)...........            --                 0.4             (0.8)          --
                                                 ------              ------           ------       ------
Total net periodic expense...............        $  3.8              $  5.5           $  0.8       $  1.6
                                                 ======              ======           ======       ======

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 16--POSTRETIREMENT AND OTHER BENEFIT PLANS (CONTINUED)

                                                               POSTRETIREMENT BENEFITS
                                           ----------------------------------------------------------------
                                                                                      FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                             JUNE 2 THROUGH     JANUARY 1 THROUGH   -----------------------
                                           SEPTEMBER 30, 2001     JUNE 1, 2001         2000         1999
                                           ------------------   -----------------   ----------   ----------
                                              (SUCCESSOR)         (PREDECESSOR)          (PREDECESSOR)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at beginning of
  period.................................        $ 36.9              $ 36.3           $ 36.7       $ 37.2
Service cost.............................           0.4                 0.5              2.0          1.8
Interest cost............................           0.9                 1.0              3.0          2.3
Plan participants' contributions.........            --                  --              0.2           --
Plan amendments..........................            --                  --             (7.8)          --
Actuarial loss (gain)....................           2.2                  --              5.1         (2.8)
Benefits paid............................          (0.9)               (0.9)            (2.9)        (1.8)
                                                 ------              ------           ------       ------
Benefit obligation at end of period......        $ 39.5              $ 36.9           $ 36.3       $ 36.7
                                                 ======              ======           ======       ======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  period.................................        $   --              $   --           $   --       $   --
Plan participants' contributions.........            --                  --              0.2           --
Benefits paid............................          (0.9)               (0.9)            (2.9)        (1.8)
Employer contributions...................           0.9                 0.9              2.7          1.8
                                                 ------              ------           ------       ------
Fair value of plan assets at end of
  period.................................        $   --              $   --           $   --       $   --
                                                 ======              ======           ======       ======
RECONCILIATION OF FUNDED STATUS
Funded status............................        $(39.5)             $(36.9)          $(36.3)      $(36.7)
Unrecognized net loss (gain).............            --                (2.9)            (3.0)        (8.4)
Unrecognized net transition obligation...            --                11.3             11.8         21.2
                                                 ------              ------           ------       ------
Prepaid (accrued) benefit cost...........        $(39.5)             $(28.5)          $(27.5)      $(23.9)
                                                 ======              ======           ======       ======

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate............................          7.50%               7.50%            7.50%        7.75%
Rate of compensation increase............          4.50%               4.50%            4.50%        4.75%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.............................        $  0.4              $  0.5           $  2.0       $  1.8
Interest cost............................           0.9                 1.0              3.0          2.3
Amortization of transition obligation....            --                 0.4              1.6          1.6
Amortization of gains....................            --                  --             (0.4)        (0.5)
                                                 ------              ------           ------       ------
Total net periodic expense...............        $  1.3              $  1.9           $  6.2       $  5.2
                                                 ======              ======           ======       ======

    For the period ended September 30, 2001, the assumed health care cost trend rates decline to an ultimate level of 5.00% in 2008 for all retirees; for the year ended December 31, 2000, 5.25% in 2006 for all retirees; and for 1999, 5.50% in 2005 for employees prior to reaching age 65.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 16--POSTRETIREMENT AND OTHER BENEFIT PLANS (CONTINUED)
    Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following effects ($ in millions).

                                                                         POSTRETIREMENT BENEFITS
                                                                  --------------------------------------
                                               JUNE 2 THROUGH     JANUARY 1 THROUGH   FOR THE YEAR ENDED
                                             SEPTEMBER 30, 2001     JUNE 1, 2001      DECEMBER 31, 2000
                                             ------------------   -----------------   ------------------
                                                (SUCCESSOR)         (PREDECESSOR)       (PREDECESSOR)
EFFECT OF ONE-PERCENTAGE POINT INCREASE ON:
Period end benefit obligation..............         $ 1.2               $ 1.4                $ 1.4
Total of service and interest cost
  components...............................         $ 0.1               $ 0.2                $ 0.5

EFFECT OF ONE-PERCENTAGE POINT DECREASE ON:
Period end benefit obligation..............         $(1.1)              $(1.3)               $(1.3)
Total of service and interest cost
  components...............................         $(0.1)              $(0.1)               $(0.4)

SAVINGS INCENTIVE PLAN

    Certain employees of Tyco Capital participate in The CIT Group
Holdings, Inc. Savings Incentive Plan. This plan qualifies under section 401(k) of the Internal Revenue Code. Tyco Capital expense is based on specific percentages of employee contributions and plan administrative costs and aggregated $13.7 million, $13.2 million and $10.4 million for the nine months ended September 30, 2001 and the years ended December 31, 2000 and 1999, respectively.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 17--LEASE COMMITMENTS

    The following table presents future minimum rentals under noncancellable long-term lease agreements for premises and equipment at September 30, 2001 ($ in millions).

YEARS ENDED SEPTEMBER 30,                                      AMOUNT
-------------------------                                     --------
2002........................................................   $ 60.3
2003........................................................     58.6
2004........................................................     52.7
2005........................................................     47.3
2006........................................................     40.8
Thereafter..................................................     93.2
                                                               ------
  Total.....................................................   $352.9
                                                               ======

    In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to rent escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $47.3 million due in the future under noncancellable subleases.

    Rental expense, net of sublease income on premises and equipment, was as follows ($ in millions).

                                                                        YEARS ENDED
                                                                       DECEMBER 31,
                         JUNE 2 THROUGH      JANUARY 1 THROUGH    -----------------------
                       SEPTEMBER 30, 2001       JUNE 1, 2001         2000         1999
                       -------------------   ------------------   ----------   ----------
                           (SUCCESSOR)         (PREDECESSOR)           (PREDECESSOR)
Premises.............         $14.8                 $19.0           $47.7        $24.8
Equipment............           3.0                   3.7            11.1          7.1
Less sublease
  income.............          (2.7)                 (3.4)           (5.7)        (1.3)
                              -----                 -----           -----        -----
  Total..............         $15.1                 $19.3           $53.1        $30.6
                              =====                 =====           =====        =====

NOTE 18--LEGAL PROCEEDINGS

    In the ordinary course of business, there are various legal proceedings pending against Tyco Capital. Management believes that the aggregate liabilities, if any, arising from such actions will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Tyco Capital.

NOTE 19--COMMITMENTS AND CONTINGENCIES

    In the normal course of meeting the financing needs of its customers, Tyco Capital enters into various credit-related commitments. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. To minimize potential credit risk, Tyco Capital generally requires collateral and other credit-related terms and conditions from the customer. At the time credit-related commitments are granted, the fair value of the underlying collateral and guarantees typically approximates or exceeds the contractual amount of the commitment. In the event a customer defaults on the underlying transaction, the maximum potential loss will generally be limited to the contractual amount outstanding less the value of all underlying collateral and guarantees.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 19--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The accompanying table summarizes the contractual amounts of credit-related commitments ($ in millions).

                                               AT SEPTEMBER 30, 2001
                                         ---------------------------------   AT DECEMBER 31,
                                            DUE TO EXPIRE                    ---------------
                                         -------------------      TOTAL           TOTAL
                                          WITHIN     AFTER     OUTSTANDING     OUTSTANDING
                                         ONE YEAR   ONE YEAR      2001            2000
                                         --------   --------   -----------   ---------------
                                             (SUCCESSOR)                      (PREDECESSOR)
Unused commitments to extend credit:
  Financing and leasing assets.........  $1,997.4    $389.4      $2,386.8       $3,099.5
Letters of credit and acceptances:
  Standby letters of credit............     267.3        --         267.3          173.9
  Other letters of credit..............     365.5       1.5         367.0          500.3
  Acceptances..........................       9.1        --           9.1            6.7
Guarantees.............................     713.3        --         713.3          645.3

    During 2001, Tyco Capital entered into an agreement with The Boeing Company to purchase 25 aircraft at a cost of approximately $1.3 billion, with options to purchase an additional five units. Deliveries are scheduled to take place from 2003 through 2005. Previously, Tyco Capital entered into agreements with both Airbus Industrie and The Boeing Company to purchase a total of 88 aircraft (at an estimated cost of approximately $5 billion), with options to acquire additional units, and with the flexibility to delay or terminate certain positions. Deliveries of these new aircraft are scheduled to take place over a five-year period, which started in the fourth quarter of calendar year 2000 and runs through 2005. As of September 30, 2001, nine aircraft have been delivered. Outstanding commitments to purchase aircraft, rail and other equipment to be placed on operating lease totaled approximately $5.3 billion at September 30, 2001. A total of $876.7 million relates to fiscal 2002, of which $815.7 million have agreements in place to lease to third parties.

NOTE 20--FAIR VALUES OF FINANCIAL INSTRUMENTS

    SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of the estimated fair value of Tyco Capital's financial instruments, excluding leasing transactions accounted for under SFAS 13. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument, assuming adequate market liquidity. Because no established trading market exists for a significant portion of Tyco Capital's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involving uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions or estimation methods may significantly affect the estimated fair values. Because of these limitations, management provides no assurance that the estimated fair values presented would necessarily be realized upon disposition or sale.

    Actual fair values in the marketplace are affected by other significant factors, such as supply and demand, investment trends and the motivations of buyers and sellers, which are not considered in the methodology used to determine the estimated fair values presented. In addition, fair value estimates are based on existing financial instruments without attempting to estimate the value of future business

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 20--FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED) transactions and the value of assets and liabilities that are part of Tyco Capital's overall value but are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include customer base, operating lease equipment, premises and equipment, assets received in satisfaction of loans, and deferred tax balances. In addition, tax effects relating to the unrealized gains and losses (differences in estimated fair values and carrying values) have not been considered in these estimates and can have a significant effect on fair value estimates. The carrying amounts for cash and cash equivalents approximate fair value because they have short maturities and do not present significant credit risks. Credit-related commitments, as disclosed in Note 19--"Commitments and Contingencies", are primarily short-term floating-rate contracts whose terms and conditions are individually negotiated, taking into account the creditworthiness of the customer and the nature, accessibility and quality of the collateral and guarantees. Therefore, the fair value of credit-related commitments, if exercised, would approximate their contractual amounts.

    Estimated fair values, recorded carrying values and various assumptions used in valuing Tyco Capital's financial instruments at September 30, 2001 and December 31, 2000 are set forth below ($ in millions).

                                                     2001                     2000
                                            ----------------------   ----------------------
                                              ASSET (LIABILITY)        ASSET (LIABILITY)
                                            ----------------------   ----------------------
                                            CARRYING    ESTIMATED    CARRYING    ESTIMATED
                                              VALUE     FAIR VALUE     VALUE     FAIR VALUE
                                            ---------   ----------   ---------   ----------
                                                 (SUCCESSOR)             (PREDECESSOR)
Finance receivables--loans(1).............  $23,036.5   $23,491.8    $22,599.8   $22,878.4
Finance receivables held for sale.........    2,014.9     2,014.9      2,698.4     2,698.4
Other assets(2)...........................    2,246.1     2,246.1      1,809.0     1,827.1
Commercial paper(3).......................   (8,621.5)   (8,621.5)    (9,063.5)   (9,063.5)
Fixed-rate senior notes and subordinated
  fixed-rate notes(4).....................  (17,423.1)  (17,937.9)   (18,145.7)  (17,969.4)
Variable-rate senior notes(4).............   (9,672.9)   (9,658.5)   (11,221.8)  (11,127.2)
Credit balances of factoring clients and
  other liabilities(4)(5).................   (3,916.6)   (3,916.6)    (3,480.3)   (3,480.3)
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely debentures of the
  Company(6)..............................     (260.0)     (260.0)      (250.0)     (240.8)
Derivative financial instruments:(7)
  Interest rate swaps, net................     (241.5)     (241.5)       (15.5)     (229.2)
  Cross-currency swaps, net...............       74.2        74.2         (4.0)       (2.1)
  Foreign exchange forwards, net..........       16.6        16.6         84.7        60.3

------------------------

(1) The fair value of performing fixed-rate loans was estimated based upon a present value discounted cash flow analysis, using interest rates that were being offered at the end of the year for loans with similar terms to borrowers of similar credit quality. Discount rates used in the present value calculation range from 7.26% to 8.57% for 2001 and 8.14% to 10.01% for 2000. The maturities used represent the average contractual maturities adjusted for prepayments. For floating-rate loans that reprice frequently and have no significant change in credit quality, fair value approximates carrying value. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $7.3 billion in 2001 and $10.4 billion in 2000.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 20--FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
(2) Other assets subject to fair value disclosure include accrued interest receivable, retained interests in securitizations and investment securities. The carrying amount of accrued interest receivable approximates fair value. Investment securities actively traded in a secondary market were valued using quoted available market prices. Investments not actively traded in a secondary market were valued based upon recent selling price or present value discounted cash flow analysis. The carrying value of other assets not subject to fair value disclosure totaled $1,512.1 million at September 30, 2001 and $1,202.2 million at December 31, 2000.

(3) The estimated fair value of commercial paper approximates carrying value due to the relatively short maturities.

(4) The carrying value of fixed-rate senior notes and subordinated fixed-rate notes includes $257.5 million and $288.6 million of accrued interest at
    September 30, 2001 and December 31, 2000, respectively. The variable-rate senior notes include $58.3 million and $91.2 million of accrued interest at September 30, 2001 and December 31, 2000, respectively. These amounts are excluded from the other liabilities balances in this table. Fixed-rate notes were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates for issuances by Tyco Capital of similar term debt at the end of the year. Discount rates used in the present value calculation ranged from 2.59% to 5.89% in 2001 and 6.10% to 8.31% in 2000.

(5) The estimated fair value of credit balances of factoring clients approximates carrying value due to their short settlement terms. Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities and payables with no stated maturities have an estimated fair value that approximates carrying value. The carrying value of other liabilities not subject to fair value disclosure totaled $189.7 million in 2001 and $607.5 million in 2000.

(6) Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely debentures of the Company were valued using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar issuances at the end of the year.

(7) Tyco Capital enters into derivative financial instruments for hedging purposes only. The estimated fair values are obtained from dealer quotes and represent the net amount receivable or payable to terminate the agreement, taking into account current market interest rates and counter-party credit risk. See Note 10--"Derivative Financial Instruments" for notional principal amounts associated with the instruments.

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 21--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Tyco Capital and Tyco have agreed that Tyco Capital and Tyco will not engage in transactions, including finance, underwriting and asset management and servicing transactions, unless the transactions are at arm's-length and for fair value. In particular, they have agreed that Tyco Capital will have sole discretion and decision-making authority where Tyco Capital is underwriting, managing and servicing assets in transactions originated through Tyco. Tyco Capital and Tyco have also agreed on a limitation of dividends and distributions from Tyco Capital to Tyco, calculated generally based on the net income of Tyco Capital, and that Tyco Capital will at all times maintain its books, records and assets separately from Tyco.

    On September 26, 2001, certain subsidiaries of Tyco sold receivables totaling $318.0 million to Tyco Capital in a factoring transaction for $297.8 million in cash. The difference of $20.2 million represents a holdback of $15.9 million and a discount of $4.3 million (fee income which will be recognized by Tyco Capital as income over the term of the transaction).

    On September 30, 2001, Tyco Capital sold certain international subsidiaries that had assets of $1.8 billion and liabilities of $1.5 billion to a non-U.S. subsidiary of Tyco for a note in the amount of approximately $295 million. This non-cash transfer, which did not impact the net income of Tyco Capital, resulted in a receivable from affiliates of $1,440.9 million, representing Tyco Capital's investment (debt and equity) in these subsidiaries.

    Certain of Tyco Capital's expenses, such as third-party consulting and legal fees, are paid by Tyco and then subsequently billed to Tyco Capital. As of September 30, 2001, Tyco Capital has an outstanding payable to subsidiaries of Tyco of $7.6 million related primarily to these charges. Tyco made capital contributions to Tyco Capital aggregating $898.3 million during the four months ended September 30, 2001, including $200 million in the form of a note receivable from Tyco. The note did not bear interest and has since been paid.

NOTE 22--BUSINESS SEGMENT INFORMATION

    MANAGEMENT'S POLICY IN IDENTIFYING REPORTABLE SEGMENTS

    Tyco Capital's reportable segments are comprised of strategic business units aggregated into segments based upon the commonality of their products, customers, distribution methods, operations and servicing, and the nature of their regulatory environment.

TYPES OF PRODUCTS AND SERVICES

    Tyco Capital has four reportable segments: Equipment Financing and Leasing, Specialty Finance, Commercial Finance and Structured Finance. Equipment Financing and Leasing, Specialty Finance and Structured Finance offer secured lending and leasing products to midsize and larger companies across a variety of industries, including aerospace, construction, rail, machine tool, business aircraft, technology, manufacturing and transportation. For the year ended December 31, 1999, Tyco Capital's internal financial information reflected the combination of the two former Newcourt segments (Vendor Technology Finance and Structured Finance) in the Specialty Finance segment, due to the short period from the acquisition date to the end of the year and the business restructuring which took place as of year end. The Commercial Finance segment offers secured lending and receivables collection as well as other financial products to small and midsize companies. These include secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 22--BUSINESS SEGMENT INFORMATION (CONTINUED) factoring, debtor-in-possession and turnaround financing. The Specialty Finance segment also offers home equity products to consumers primarily through a network of brokers and correspondents. The Specialty Finance segment resulted from the combination of the former Vendor Technology Finance and Consumer segments in fiscal 2001, consistent with how activities are reported internally to management since June 30, 2001. Tyco Capital has reclassified comparative prior period information to reflect this change. Also in fiscal 2001, Tyco Capital transferred financing and leasing assets from Equipment Financing to Specialty Finance. Prior year segment balances have not been restated to conform to the current year asset transfers as it is impractical to do so.

SEGMENT PROFIT AND ASSETS

    Because Tyco Capital generates a majority of its revenue from interest, fees and asset sales, management relies primarily on operating revenues to assess the performance of the segment. Tyco Capital also evaluates segment performance based on profit after income taxes, as well as asset growth, credit risk management and other factors.

    The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and the consolidated managed assets total at or for the nine months ended September 30, 2001 and at or for the years ended December 31, 2000 and 1999. Non-recurring charges and goodwill amortization is allocated to Corporate and Other ($ in millions).

                                         EQUIPMENT                                                       CORPORATE
                                       FINANCING AND   SPECIALTY   COMMERCIAL   STRUCTURED     TOTAL        AND
                                          LEASING       FINANCE     FINANCE      FINANCE     SEGMENTS      OTHER     CONSOLIDATED
                                       -------------   ---------   ----------   ----------   ---------   ---------   ------------
SEPTEMBER 30, 2001 (COMBINED AND
  SUCCESSOR)
Operating revenue....................    $   624.8     $   756.6    $  384.8     $   98.1    $ 1,864.3    $  27.1     $ 1,891.4
Income taxes.........................        111.1         119.7        86.3         20.9        338.0      (57.9)        280.1
Net income...........................        215.1         196.7       134.8         36.9        583.5     (249.7)        333.8
Total financing and leasing assets...     15,992.4      11,183.1     8,644.3      3,068.4     38,888.2         --      38,888.2
Total managed assets.................     20,457.2      16,866.2     8,644.3      3,068.4     49,036.1         --      49,036.1

DECEMBER 31, 2000 (PREDECESSOR)
Operating revenue....................    $   969.4     $   796.0    $  499.1     $  175.3    $ 2,439.8    $ (58.4)    $ 2,381.4
Income taxes.........................        147.3         139.9       109.2         49.9        446.3      (65.1)        381.2
Net income...........................        287.8         222.2       161.8         89.6        761.4     (149.8)        611.6
Total financing and leasing assets...     20,078.0      13,321.0     7,693.7      2,691.9     43,784.6         --      43,784.6
Total managed assets.................     26,465.2      18,050.1     7,693.7      2,691.9     54,900.9         --      54,900.9

DECEMBER 31, 1999 (PREDECESSOR)
Operating revenue....................    $   504.6     $   347.2    $  429.3     $     --    $ 1,281.1    $ (12.9)    $ 1,268.2
Income taxes.........................        108.2          43.0       100.6           --        251.8      (36.9)        214.9
Net income...........................        231.5          67.5       141.4           --        440.4      (51.0)        389.4
Total financing and leasing assets...     17,016.7      14,304.0     7,002.1      2,071.2     40,394.0         --      40,394.0
Total managed assets.................     19,206.1      23,153.9     7,002.1      2,071.2     51,433.3         --      51,433.3

    Finance income and other revenues derived from United States based financing and leasing assets were $3,718.7 million, $5,215.6 million and $2,641.0 million for the nine months ended September 30, 2001 and for the years ending
December 31, 2000 and 1999, respectively. Finance income and other

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 22--BUSINESS SEGMENT INFORMATION (CONTINUED) revenues derived from foreign based financing and leasing assets were $829.2 million, $944.8 million and $275.7 million for the nine months ended September 30, 2001 and for the years ending December 31, 2000 and 1999, respectively.

NOTE 23--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (UNAUDITED)

    The following presents condensed consolidating financial information for CIT Holdings LLC and its wholly-owned subsidiary, Capita Corporation (formerly AT&T Capital Corporation). Tyco Capital has guaranteed on a full and unconditional basis the existing registered debt securities and certain other indebtedness of these subsidiaries. Therefore, Tyco Capital has not presented related financial statements or other information for these subsidiaries on a stand-alone basis. ($ in millions).

                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001
                                  (SUCCESSOR)

                                                     TYCO                       CIT
                                                    CAPITAL       CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                                   CORPORATION   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS     TOTAL
---------------                                   -----------   -----------   --------   ------------   ------------   ---------
ASSETS
Net finance receivables.........................   $ 1,834.6     $3,074.4     $1,506.1     $23,904.5             --    $30,319.6
Operating lease equipment, net..................          --      1,203.2        273.4       4,173.3             --      5,649.9
Assets held for sale............................          --         32.9        157.5       1,824.5             --      2,014.9
Cash and cash equivalents.......................       440.0        107.0          4.2         177.5             --        728.7
Other assets....................................    10,150.2        291.4        302.8      11,822.2      (10,598.0)    11,968.6
                                                   ---------     --------     --------     ---------     ----------    ---------
  TOTAL ASSETS..................................   $12,424.8     $4,708.9     $2,244.0     $41,902.0     $(10,598.0)   $50,681.7
                                                   =========     ========     ========     =========     ==========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt............................................   $30,218.0     $2,879.2     $  196.3     $ 2,108.1     $       --    $35,401.6
Credit balances of factoring clients............          --           --           --       2,392.9             --      2,392.9
Other liabilities...............................   (28,391.2)     1,275.7        119.9      29,024.8             --      2,029.2
                                                   ---------     --------     --------     ---------     ----------    ---------
  Total Liabilities.............................     1,826.8      4,154.9        316.2      33,525.8             --     39,823.7
Preferred securities............................          --           --           --         260.0             --        260.0
Equity..........................................    10,598.0        554.0      1,927.8       8,116.2      (10,598.0)    10,598.0
                                                   ---------     --------     --------     ---------     ----------    ---------
  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY....   $12,424.8     $4,708.9     $2,244.0     $41,902.0     $(10,598.0)   $50,681.7
                                                   =========     ========     ========     =========     ==========    =========

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 23--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (UNAUDITED)
(CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000
                                 (PREDECESSOR)

                                                     TYCO                       CIT
                                                    CAPITAL       CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                                   CORPORATION   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS     TOTAL
---------------                                   -----------   -----------   --------   ------------   ------------   ---------
ASSETS
Net finance receivables.........................   $ 2,224.3     $3,813.8     $1,407.4     $25,583.5      $      --    $33,029.0
Operating lease equipment, net..................          --      1,441.7        297.6       5,451.3             --      7,190.6
Assets held for sale............................          --          0.1        279.9       2,418.4             --      2,698.4
Cash and cash equivalents.......................     1,120.5        129.3        (80.7)       (357.0)            --        812.1
Other assets....................................     5,691.6        185.0        270.4       4,819.9       (6,007.2)     4,959.7
                                                   ---------     --------     --------     ---------      ---------    ---------
  TOTAL ASSETS..................................   $ 9,036.4     $5,569.9     $2,174.6     $37,916.1      $(6,007.2)   $48,689.8
                                                   =========     ========     ========     =========      =========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt............................................   $29,631.4     $5,751.7     $  443.7     $ 2,138.3      $      --    $37,965.1
Credit balances of factoring clients............          --           --           --       2,179.9             --      2,179.9
Other liabilities...............................   (26,602.2)    (1,545.9)       150.8      30,284.9             --      2,287.6
                                                   ---------     --------     --------     ---------      ---------    ---------
  Total Liabilities.............................     3,029.2      4,205.8        594.5      34,603.1             --     42,432.6
Preferred securities............................          --           --           --         250.0             --        250.0
Equity..........................................     6,007.2      1,364.1      1,580.1       3,063.0       (6,007.2)     6,007.2
                                                   ---------     --------     --------     ---------      ---------    ---------
  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY....   $ 9,036.4     $5,569.9     $2,174.6     $37,916.1      $(6,007.2)   $48,689.8
                                                   =========     ========     ========     =========      =========    =========

                       CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (COMBINED)

                                                    TYCO                       CIT
                                                   CAPITAL       CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                                  CORPORATION   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS    TOTAL
---------------                                  -----------   -----------   --------   ------------   ------------   --------
FINANCE INCOME.................................    $226.4        $998.0       $219.1      $2,531.8        $    --     $3,975.3
Interest expense...............................     178.9         305.4         23.1       1,112.4             --      1,619.8
                                                   ------        ------       ------      --------        -------     --------
Net finance income.............................      47.5         692.6        196.0       1,419.4             --      2,355.5
Depreciation on operating lease equipment......        --         460.5        103.4         472.8             --      1,036.7
                                                   ------        ------       ------      --------        -------     --------
Net finance margin.............................      47.5         232.1         92.6         946.6             --      1,318.8
Equity in net income of subsidiaries...........     333.8            --           --            --         (333.8)          --
Other revenue..................................     (80.6)         67.6         68.1         517.5             --        572.6
                                                   ------        ------       ------      --------        -------     --------
OPERATING REVENUE..............................     300.7         299.7        160.7       1,464.1         (333.8)     1,891.4

Operating expenses.............................     271.6         248.9         93.5         655.0             --      1,269.0
                                                   ------        ------       ------      --------        -------     --------
Income before provision for income taxes.......      29.1          50.8         67.2         809.1         (333.8)       622.4
Provision for income taxes.....................     (40.2)         19.3         25.5         275.5             --        280.1
Minority interest, after of tax................        --            --           --           8.5             --          8.5
                                                   ------        ------       ------      --------        -------     --------
NET INCOME.....................................    $ 69.3        $ 31.5       $ 41.7      $  525.1        $(333.8)    $  333.8
                                                   ======        ======       ======      ========        =======     ========

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 23--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (UNAUDITED)
(CONTINUED)
                       CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2000
                                 (PREDECESSOR)

                                                    TYCO                       CIT
                                                   CAPITAL       CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                                  CORPORATION   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS    TOTAL
---------------                                  -----------   -----------   --------   ------------   ------------   --------
FINANCE INCOME.................................   $  282.8      $1,422.0     $  321.0     $3,222.6       $     --     $5,248.4
Interest expense...............................      281.7         474.0         42.8      1,699.2             --      2,497.7
                                                  --------      --------     --------     --------       --------     --------
Net finance income.............................        1.1         948.0        278.2      1,523.4             --      2,750.7
Depreciation on operating lease equipment......         --         672.3        106.5        502.5             --      1,281.3
                                                  --------      --------     --------     --------       --------     --------
Net finance margin.............................        1.1         275.7        171.7      1,020.9             --      1,469.4
Equity in net income of subsidiaries...........      611.6            --           --           --         (611.6)          --
Other revenue..................................      (12.6)        166.8         96.5        661.3             --        912.0
                                                  --------      --------     --------     --------       --------     --------
OPERATING REVENUE..............................      600.1         442.5        268.2      1,682.2         (611.6)     2,381.4

Operating expenses.............................      141.1         308.2        143.3        784.1             --      1,376.7
                                                  --------      --------     --------     --------       --------     --------
Income before provision for income taxes.......      459.0         134.3        124.9        898.1         (611.6)     1,004.7
Provision for income taxes.....................      (37.2)         36.2         47.0        335.2             --        381.2
Minority interest, after tax...................         --            --           --         11.9             --         11.9
                                                  --------      --------     --------     --------       --------     --------
NET INCOME.....................................   $  496.2      $   98.1     $   77.9     $  551.0       $ (611.6)    $  611.6
                                                  ========      ========     ========     ========       ========     ========

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 23--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (UNAUDITED)
(CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (COMBINED)

                                                    TYCO                       CIT
                                                   CAPITAL       CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                                  CORPORATION   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS    TOTAL
---------------                                  -----------   -----------   --------   ------------   ------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash flows (used for) provided by
  operations...................................   $   (48.9)    $   275.1     $128.4      $  745.2       $      --    $1,099.8
                                                  ---------     ---------     ------      --------       ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase (decrease) in financing and
  leasing assets...............................       335.0         440.4      (36.7)        240.2              --       978.9
Decrease in intercompany loans and
  investments..................................    (1,553.2)           --         --            --         1,553.2          --
Cash in subsidiaries transferred to Parent.....          --            --         --         (79.3)             --       (79.3)
Other..........................................          --            --         --         (21.2)             --       (21.2)
                                                  ---------     ---------     ------      --------       ---------    --------
Net cash flows (used for) provided by investing
  activities...................................    (1,218.2)        440.4      (36.7)        139.7         1,553.2       878.4
                                                  ---------     ---------     ------      --------       ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in debt................       586.6      (2,872.5)    (247.4)       (178.0)             --    (2,711.3)
Intercompany financing.........................          --       2,134.7      240.6        (822.1)       (1,553.2)         --
Capital contributions..........................          --            --         --         675.0              --       675.0
Cash dividends paid............................          --            --         --         (52.9)             --       (52.9)
Issuance of treasury stock.....................          --            --         --          27.6              --        27.6
                                                  ---------     ---------     ------      --------       ---------    --------
Net cash flows provided by (used for) financing
  activities...................................       586.6        (737.8)      (6.8)       (350.4)       (1,553.2)   (2,061.6)
                                                  ---------     ---------     ------      --------       ---------    --------

Net (decrease) increase in cash and cash
  equivalents..................................      (680.5)        (22.3)      84.9         534.5              --       (83.4)
Cash and cash equivalents, beginning of
  period.......................................     1,120.5         129.3      (80.7)       (357.0)             --       812.1
                                                  ---------     ---------     ------      --------       ---------    --------

Cash and cash equivalents, end of period.......   $   440.0     $   107.0     $  4.2      $  177.5       $      --    $  728.7
                                                  =========     =========     ======      ========       =========    ========

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 23--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (UNAUDITED)
(CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (PREDECESSOR)

                                                     TYCO                       CIT
                                                    CAPITAL       CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                                   CORPORATION   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS     TOTAL
---------------                                   -----------   -----------   --------   ------------   ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash flows provided by operations...........   $3,015.9      $  525.9     $ 271.9     $(1,911.4)     $      --     $  1,902.3
                                                   --------      --------     --------    ---------      ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (decrease) increase in financing and leasing
  assets........................................      (61.7)         (5.2)       96.0      (4,531.8)            --       (4,502.7)
Decrease in intercompany loans and
  investments...................................   (8,107.9)           --          --            --        8,107.9             --
Other...........................................         --            --          --         (79.4)            --          (79.4)
                                                   --------      --------     --------    ---------      ---------     ----------
Net cash flows (used for) provided by investing
  activities....................................   (8,169.6)         (5.2)       96.0      (4,611.2)       8,107.9       (4,582.1)
                                                   --------      --------     --------    ---------      ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in debt.................    5,803.7      (2,949.1)    (2,072.4)     1,809.4             --        2,591.6
Intercompany financing..........................         --       2,378.8     1,485.0       4,244.1       (8,107.9)            --
Capital contributions...........................         --            --          --            --             --             --
Cash dividends paid.............................         --            --          --        (105.9)            --         (105.9)
Issuance of treasury stock......................         --            --          --         (67.2)            --          (67.2)
                                                   --------      --------     --------    ---------      ---------     ----------
Net cash flows provided by (used for) financing
  activities....................................    5,803.7        (570.3)     (587.4)      5,880.4       (8,107.9)       2,418.5
                                                   --------      --------     --------    ---------      ---------     ----------

Net increase (decrease) in cash and cash
  equivalents...................................      650.0         (49.6)     (219.5)       (642.2)            --         (261.3)
Cash and cash equivalents, beginning of
  period........................................      470.5         178.9       138.8         285.2             --        1,073.4
                                                   --------      --------     --------    ---------      ---------     ----------

Cash and cash equivalents, end of period........   $1,120.5      $  129.3     $ (80.7)    $  (357.0)     $      --     $    812.1
                                                   ========      ========     ========    =========      =========     ==========

                   TYCO CAPITAL CORPORATION AND SUBSIDIARIES

NOTE 24--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   Summarized quarterly financial data are presented below. The second quarter includes predecessor operations through June 1, 2000 and successor operations for June 2 through June 30, 2001 ($ in millions).

                                                                        NINE MONTHS ENDED
                                                                        SEPTEMBER 30, 2001
                                                             ----------------------------------------
                                                                 FIRST         SECOND        THIRD
                                                                QUARTER      QUARTER(1)     QUARTER
                                                             -------------   ----------   -----------
                                                             (PREDECESSOR)   (COMBINED)   (SUCCESSOR)
Net finance margin.........................................     $404.7         $429.4       $484.7
Other revenue..............................................      211.6          121.8        239.2
Salaries and general operating expenses....................      263.5          265.5        255.9
Provision for credit losses................................       68.3          166.7         97.5
Goodwill amortization......................................       22.5           29.7         45.4
Acquisition-related costs..................................         --           54.0           --
Minority interest in subsidiary trust holding solely
  debentures of the Company, after tax.....................        3.0            2.8          2.7
Provision for income taxes.................................       98.9           40.1        141.1
Net income (loss)..........................................     $160.1         $ (7.6)      $181.3

------------------------------

(1) Includes non-recurring charges of $221.6 million ($158.0 million after tax) as follows: provision for credit losses of $89.5 million for certain non-strategic and under performing leasing and loan portfolios of which the Company expects to dispose; write downs of $78.1 million in other revenue for certain equity instruments in the telecommunications industry and e-commerce markets of which the Company expects to dispose; and $54.0 million of acquisition-related costs associated with the acquisition by Tyco.

                                                     YEAR ENDED DECEMBER 31, 2000
                                           -------------------------------------------------
                                             FIRST        SECOND       THIRD        FOURTH
                                            QUARTER      QUARTER      QUARTER      QUARTER
                                           ----------   ----------   ----------   ----------
                                                             (PREDECESSOR)
Net finance margin.......................    $349.1       $359.2       $370.5       $390.6
Other revenue............................     238.2        232.3        224.2        217.3
Salaries and general operating
  expenses...............................     268.2        257.5        250.2        259.3
Provision for credit losses..............      61.6         64.0         65.8         63.8
Goodwill amortization....................      20.5         20.6         22.7         22.5
Minority interest in subsidiary trust
  holding solely debentures of the
  Company, after tax.....................       3.0          3.0          3.0          2.9
Provision for income taxes...............      90.1         95.0         96.8         99.3
Net income...............................    $143.9       $151.4       $156.2       $160.1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Prior to Tyco's acquisition of Tyco Capital, the independent auditor for The CIT Group, Inc. was KPMG LLP. The independent accountants for Tyco are PricewaterhouseCoopers ("PwC"). On June 1, 2001, in connection with the acquisition, Tyco and CIT jointly determined that Tyco Capital would terminate its audit engagement with KPMG LLP and enter into an audit engagement with PwC, in order to facilitate the auditing of Tyco's Consolidated Financial Statements. Tyco Capital's Board of Directors approved the appointment of PwC as the independent accountants for Tyco Capital.

    In connection with the audits of the two fiscal years ended December 31, 2000, and the subsequent interim period through June 1, 2001 there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

    The audit reports of KPMG LLP on the Consolidated Financial Statements of The CIT Group, Inc. and subsidiaries as of and for the years ended December 31, 2000 and 1999, did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Omitted in reliance upon General Instruction I.1(a) and (b) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

    Omitted in reliance upon General Instruction I.1(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Omitted in reliance upon General Instruction I.1(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Omitted in reliance upon General Instruction I.1(a) and (b) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

       1.  The following financial statements of Tyco Capital and Subsidiaries:

               Reports of Independent Accountants

               Consolidated Balance Sheets--September 30, 2001 and December 31, 2000

               Consolidated Statements of Income for the period from June 2 through September 30, 2001, for the period January 1 through June 1, 2001, and for the fiscal years ended December 31, 2001 and 2000

               Consolidated Statements of Shareholder's Equity for the period from June 2 through September 30, 2001, for the period January 1 through June 1, 2001, and for the fiscal years ended
               December 31, 2001, 2000 and 1999

               Consolidated Statements of Cash Flows for the period from June 2 through September 30, 2001, for the period January 1 through June 1, 2001, and for the fiscal years ended December 31, 2001, 2000 and 1999

               Notes to Consolidated Financial Statements

       2. All schedules are omitted because they are not applicable or because the required information appears in the Consolidated Financial Statements or the notes thereto.

       (b) Current Report on Form 8-K filed on June 7, 2001, as amended by
           Form 8-K/A filed on July 2, 2001, reporting that the acquisition of the Company by Tyco was completed on June 1, 2001, and that the Company had changed its independent accountants to PricewaterhouseCoopers, the independent accountants of Tyco, and filing a copy of the Agreement, dated June 1, 2001, between CIT Holdings (NV) Inc., a wholly owned subsidiary of Tyco, and the Company regarding transactions between CIT Holdings and the Company.

           Current Report on Form 8-K filed on July 31, 2001 reporting the Company's announcement of financial results for the quarter ended June 30, 2001.

       (c) Exhibits

                   2.1            Agreement and Plan of Merger, dated as of March 12, 2001, by and between Tyco Acquisition Corp. XIX (NV) and the CIT
                                  Group, Inc., including Guarantee of Tyco International Ltd.
                                  (Incorporated by reference to Exhibit 2.1 to Form S-4 (file
                                  No. 333-57850) filed by Tyco International Ltd. on
                                  March 29, 2001).

                   3.1            Amended and Restated Articles of Incorporation of the
                                  registrant (Filed herewith).

                   3.2            Certificate of Amendment of Articles of Incorporation of the
                                  registrant (Filed herewith).

                   3.3            Amended and Restated By-Laws of the registrant (Filed
                                  herewith).

                   4.1            Form of Indenture dated as of September 24, 1998 by and
                                  between Tyco Capital Corporation (formerly known as The CIT
                                  Group, Inc.) and The Bank of New York, as trustee, for the issuance of unsecured and unsubordinated debt securities
                                  (Incorporated by reference to an Exhibit to CIT's Form S-3 filed September 24, 1998).

                   4.2            Form of Indenture dated as of September 24, 1998 by and
                                  between Tyco Capital Corporation (formerly known as The CIT
                                  Group, Inc.) and Bank One Trust Company, N.A., as trustee, for the issuance of unsecured and unsubordinated debt
                                  securities (Incorporated by reference to an Exhibit to CIT's
                                  Form S-3 filed September 24, 1998).

                   4.3            Form of Indenture dated as of September 24, 1998 by and
                                  between Tyco Capital Corporation (formerly known as The CIT
                                  Group, Inc.) and The Bank of New York, as trustee, for the issuance of unsecured and senior subordinated debt
                                  securities (Incorporated by reference to an Exhibit to CIT's
                                  Form S-3 filed September 24, 1998).

                   4.4            Certain instruments defining the rights of holders of Tyco
                                  Capital's long-term debt, none of which authorize a total
                                  amount of indebtedness in excess of 10% of the total amounts of Tyco Capital and its subsidiaries on a consolidated basis have not been filed in exhibits. Tyco Capital agrees to
                                  furnish a copy of these agreements to the Commission upon
                                  request.

                  10.1            Agreement, dated as of June 1, 2001, between CIT Holdings
                                  (NV) Inc., a wholly-owned subsidiary of Tyco International
                                  Ltd., and Tyco Capital Corporation (formerly known as The
                                  CIT Group, Inc.), a Nevada corporation, regarding
                                  transactions between CIT Holdings and Tyco Capital
                                  (Incorporated by reference to Exhibit 10.13 to Form 8-K
                                  filed by Tyco Capital on June 7, 2001).

                  12              Computation of Ratios of Earnings to Fixed Charges (Filed
                                  herewith).

                  23.1            Consent of PricewaterhouseCoopers LLP (Filed herewith).

                  23.2            Consent of KPMG LLP (Filed herewith).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TYCO CAPITAL CORPORATION

                                                       By:              /s/ MARK H. SWARTZ
                                                            -----------------------------------------
                                                                          Mark H. Swartz
                                                                          VICE PRESIDENT
                                                                    (DULY AUTHORIZED OFFICER)

                                                       By:             /s/ JOSEPH M. LEONE
                                                            -----------------------------------------
                                                                         Joseph M. Leone
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER
                                                                      (PRINCIPAL ACCOUNTING
                                                                      AND FINANCIAL OFFICER)

December 28, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on December 28, 2001 in the capacities indicated below.

                        NAME                                               TITLE
                        ----                                               -----

               /s/ L. DENNIS KOZLOWSKI
     -------------------------------------------       Chairman and Director
                 L. Dennis Kozlowski

              /s/ ALBERT R. GAMPER JR.
     -------------------------------------------       President, Chief Executive Officer and
                Albert R. Gamper Jr.                     Director (principal executive officer)

                 /s/ MARK H. SWARTZ
     -------------------------------------------       Director
                   Mark H. Swartz

                 /s/ JOSEPH M. LEONE                   Executive Vice President, Chief Financial
     -------------------------------------------         Officer (principal financial and accounting
                   Joseph M. Leone                       officer) and Director

                  /s/ J. BRAD MCGEE
     -------------------------------------------       Director
                    J. Brad McGee