Form 10-Q
period 2001-12-31
CIT GROUP INC
filed 2002-02-14
CIK 20388

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-1861

                            ------------------------

                                 CIT GROUP INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                            65-1051227
(STATE OR OTHER JURISDICTION OF  (IRS EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

             1211 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK 10036 (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 536-1390
                        (REGISTRANT'S TELEPHONE NUMBER)
                            TYCO CAPITAL CORPORATION
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of February 5, 2002, there were 100 shares of the Registrant's common stock outstanding, all of which are held indirectly by Tyco International Ltd.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CIT GROUP INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:

Item 1--Consolidated Financial Statements

    Consolidated Balance Sheets.............................       1

    Consolidated Statements of Income (Unaudited)...........       2

    Consolidated Statements of Shareholder's Equity
     (Unaudited)............................................       3

    Consolidated Statements of Cash Flows (Unaudited).......       4

    Notes to Consolidated Financial Statements
     (Unaudited)............................................    5-17

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   18-29

PART II--OTHER INFORMATION:

Item 6--Exhibits and Reports on Form 8-K....................      30

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        CIT GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2001
                                                              ------------   -------------
                                                              (UNAUDITED)
ASSETS
Financing and leasing assets:
  Finance receivables.......................................    $29,199.5      $30,791.3
  Reserve for credit losses.................................       (472.1)        (471.7)
                                                                ---------      ---------
  Net finance receivables...................................     28,727.4       30,319.6
  Operating lease equipment, net............................      5,639.8        5,649.9
  Finance receivables held for sale.........................      1,510.3        2,014.9
Cash and cash equivalents...................................      1,017.6          728.7
Receivables from affiliates.................................      1,588.1        1,640.9
Goodwill and other intangible assets, net...................      6,857.1        6,569.5
Other assets................................................      3,689.8        3,758.2
                                                                ---------      ---------
    TOTAL ASSETS............................................    $49,030.1      $50,681.7
                                                                =========      =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Commercial paper..........................................    $ 7,789.7      $ 8,621.5
  Variable-rate senior notes................................      9,237.2        9,614.6
  Fixed-rate senior notes...................................     16,702.7       17,065.5
  Subordinated fixed-rate notes.............................           --          100.0
                                                                ---------      ---------
Total debt..................................................     33,729.6       35,401.6
Credit balances of factoring clients........................      2,184.2        2,392.9
Accrued liabilities and payables............................      2,005.0        2,029.2
                                                                ---------      ---------
    TOTAL LIABILITIES.......................................     37,918.8       39,823.7
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely debentures
  of the Company............................................        259.0          260.0
Shareholder's Equity:
  Parent company investment.................................     10,441.9       10,441.9
  Retained earnings.........................................        491.5          252.4
  Accumulated other comprehensive loss......................        (81.1)         (96.3)
                                                                ---------      ---------
    TOTAL SHAREHOLDER'S EQUITY..............................     10,852.3       10,598.0
                                                                ---------      ---------
    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..............    $49,030.1      $50,681.7
                                                                =========      =========

          See Notes to Consolidated Financial Statements (Unaudited).

                        CIT GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 (IN MILLIONS)

                                                                   FOR THE QUARTERS
                                                                  ENDED DECEMBER 31,
                                                              ---------------------------
                                                                 2001           2000
                                                              -----------   -------------
                                                              (SUCCESSOR)   (PREDECESSOR)
FINANCE INCOME..............................................   $1,083.8       $1,391.2
Interest expense............................................      349.1          652.2
                                                               --------       --------
Net finance income..........................................      734.7          739.0
Depreciation on operating lease equipment...................      270.2          348.4
                                                               --------       --------
Net finance margin..........................................      464.5          390.6
Provision for credit losses.................................      106.0           63.8
                                                               --------       --------
Net finance margin after provision for credit losses........      358.5          326.8
Other revenue...............................................      241.2          217.3
                                                               --------       --------
OPERATING MARGIN............................................      599.7          544.1
                                                               --------       --------
Salaries and general operating expenses.....................      210.3          259.3
Goodwill amortization.......................................         --           22.5
                                                               --------       --------
OPERATING EXPENSES..........................................      210.3          281.8
                                                               --------       --------
Income before provision for income taxes....................      389.4          262.3
Provision for income taxes..................................     (148.0)         (99.3)
Minority interest in subsidiary trust holding solely
  debentures of
  the Company, after tax....................................       (2.3)          (2.9)
                                                               --------       --------
NET INCOME..................................................   $  239.1       $  160.1
                                                               ========       ========

          See Notes to Consolidated Financial Statements (Unaudited).

                        CIT GROUP INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)
                                 (IN MILLIONS)

                                                                          ACCUMULATED
                                                   PARENT                    OTHER           TOTAL
                                                  COMPANY     RETAINED   COMPREHENSIVE   SHAREHOLDER'S
                                                 INVESTMENT   EARNINGS   (LOSS) INCOME      EQUITY
                                                 ----------   --------   -------------   -------------
SEPTEMBER 30, 2001 (SUCCESSOR).................  $10,441.9     $252.4       $ (96.3)       $10,598.0
                                                                                           ---------
Net income.....................................                 239.1                          239.1
Foreign currency translation adjustments.......                                (9.4)            (9.4)
Unrealized gain on equity and securitization
  investments, net.............................                                13.9             13.9
Change in fair values of derivatives qualifying
  as cash flow hedges..........................                                10.7             10.7
                                                                                           ---------
Total comprehensive income.....................                                                254.3
                                                 ---------     ------       -------        ---------
DECEMBER 31, 2001 (SUCCESSOR)..................  $10,441.9     $491.5       $ (81.1)       $10,852.3
                                                 =========     ======       =======        =========

          See Notes to Consolidated Financial Statements (Unaudited).

                        CIT GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                                   FOR THE QUARTERS
                                                                  ENDED DECEMBER 31,
                                                              ---------------------------
                                                                 2001           2000
                                                              -----------   -------------
                                                              (SUCCESSOR)   (PREDECESSOR)
CASH FLOWS FROM OPERATIONS
Net income..................................................  $    239.1     $    160.1
Adjustments to reconcile net income to net cash flows from
  operations:
  Provision for credit losses...............................       106.0           63.8
  Depreciation and amortization.............................       273.3          382.1
  Provision for deferred federal income taxes...............       125.3          169.9
  Gains on equipment, receivable and investment sales.......       (59.1)         (96.2)
  Decrease (increase) in other assets.......................        17.9         (478.4)
  (Decrease) increase in accrued liabilities and payables...      (283.7)         425.5
Other.......................................................        22.3            9.4
                                                              ----------     ----------
Net cash flows provided by operations.......................       441.1          636.2
                                                              ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended..............................................   (12,575.9)     (12,823.5)
Collections on loans........................................    11,204.0       10,592.4
Proceeds from asset and receivable sales....................     3,024.0        2,071.2
Purchases of assets to be leased............................      (385.4)        (804.9)
Net decrease in short-term factoring receivables............       568.0          264.6
Purchase of finance receivable portfolios...................      (346.7)        (123.3)
Change in receivable from affiliate.........................      (147.2)            --
Other.......................................................        26.6          (18.0)
                                                              ----------     ----------
Net cash flows provided by (used for) investing
  activities................................................     1,367.4         (841.5)
                                                              ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of variable and fixed-rate notes.................    (1,365.2)      (3,007.6)
Proceeds from the issuance of variable and fixed-rate
  notes.....................................................       525.0        3,401.6
Net decrease in commercial paper............................      (831.8)        (228.8)
Cash collected for prior period capital contribution from
  Parent....................................................       200.0             --
Net (repayments) collection of non-recourse leveraged lease
  debt......................................................       (47.6)          58.9
Cash dividends paid.........................................          --          (26.1)
                                                              ----------     ----------
Net cash flows (used for) provided by financing
  activities................................................    (1,519.6)         198.0
                                                              ----------     ----------
Net increase (decrease) in cash and cash equivalents........       288.9           (7.3)
Cash and cash equivalents, beginning of period..............       728.7          819.4
                                                              ----------     ----------
Cash and cash equivalents, end of period....................  $  1,017.6     $    812.1
                                                              ==========     ==========

          See Notes to Consolidated Financial Statements (Unaudited).

                        CIT GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CIT Group Inc. ("CIT" or "the Company"), formerly known as Tyco Capital Corporation and previously The CIT Group, Inc., is a diversified finance company engaging in vendor, equipment, commercial, consumer and structured financing and leasing activities.

    BASIS OF PRESENTATION--These financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by generally accepted accounting principles ("GAAP") in the United States and should be read in conjunction with the Company's Annual Report on Form 10-K for the transitional nine-month period ended September 30, 2001. These financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT's financial position and results of operations.

    On June 1, 2001, the Company was acquired by a wholly-owned subsidiary of Tyco International Ltd. in a purchase business combination (see Note 2). Tyco International Ltd. and its subsidiaries, excluding CIT and its subsidiaries, are referred to herein as the "Parent" or "Tyco." In accordance with the guidelines for accounting for business combinations, the purchase price paid by Tyco plus related purchase accounting adjustments, were "pushed down" and recorded in CIT's financial statements for the periods after June 1, 2001, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001. As of the acquisition date, assets and liabilities were recorded at estimated fair value in CIT's financial statements. Any resulting premiums or discounts are being accreted or amortized on a level yield basis over the remaining estimated lives of the corresponding assets or liabilities. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting. CIT operates its businesses independently as an indirect wholly-owned subsidiary of Tyco (see Note 2).

NOTE 2--ACQUISITION BY TYCO

    The purchase price paid by Tyco for CIT plus related purchase accounting adjustments was valued at approximately $9.5 billion and is presented as "Parent company investment" as of June 1, 2001 in the Consolidated Statements of Shareholder's Equity. The $9.5 billion value consisted of the following: the issuance of approximately 133.0 million Tyco common shares valued at $6,650.5 million on June 1, 2001 in exchange for approximately 73% of the outstanding CIT common stock (including exchangeable shares of CIT
Exchangeco, Inc.); the payment of $2,486.4 million in cash to The Dai-Ichi Kangyo Bank, Limited ("DKB") on June 1, 2001 for approximately 27% of the outstanding CIT common stock; the issuance of stock options for Tyco common shares valued at $318.6 million in exchange for CIT stock options; and the payment of $29.2 million in acquisition-related costs incurred by Tyco. In addition, $22.3 million in acquisition-related costs incurred by Tyco were paid and have been reflected in CIT's equity as an additional capital contribution. The purchase of the CIT common stock held by DKB, which was contingent upon the satisfaction of the conditions to the merger, took place on June 1, 2001 immediately prior to the closing of the merger. Additionally, Tyco made cash capital contributions totaling $898.1 million for the period June 2, 2001 through December 31, 2001.

    In connection with the Tyco acquisition, CIT recorded acquired assets and liabilities at their estimated fair values. Fair value estimates are subject to future adjustment when appraisals or other valuation data are obtained or when restructuring plans are committed to or finalized. Such liabilities are recorded as additional purchase accounting adjustments as provided under GAAP.

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 2--ACQUISITION BY TYCO (CONTINUED)
    During the quarter ended December 31, 2001, CIT recorded additions to goodwill of $287.6 million, primarily related to finalizing exit and restructuring plans for the sale or liquidation of non-strategic portfolios, including franchise finance, manufactured housing and recreational vehicle, as well as the finalization of appraisals and valuation data.

    The Company expects to finalize exit and restructuring plans, and the related additional purchase accounting adjustments, during the first calendar quarter of 2002. Management expects that any future adjustments will relate primarily to the restructuring of the international operations. These adjustments are not expected to be significant.

    The following table summarizes purchase accounting liabilities recorded during the quarter ended December 31, 2001 in connection with the acquisition by Tyco ($ in millions).

                                                       SEVERANCE              FACILITIES          OTHER      TOTAL
                                                  --------------------   ---------------------   --------   --------
                                                  NUMBER OF              NUMBER OF
                                                  EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE    RESERVE
                                                  ---------   --------   ----------   --------   --------   --------
Balance at September 30, 2001...................     263       $25.6            --     $  --       $4.4      $30.0
Additions to fiscal 2001 acquisition reserves...      88         5.9             9      17.6         --       23.5
First quarter fiscal 2002 utilization...........    (351)      (26.4)           --        --         --      (26.4)
                                                    ----       -----      --------     -----       ----      -----
Balance at December 31, 2001....................      --       $ 5.1             9     $17.6       $4.4      $27.1
                                                    ====       =====      ========     =====       ====      =====

    Changes in estimates recorded during the first quarter of fiscal 2002 related to finalizing the Tyco integration plan. These changes in estimates resulted in additional purchase accounting liabilities of $23.5 million, which also increased goodwill and deferred tax asset. These revisions include the elimination of 88 additional employees related to corporate administrative personnel located in North America. In addition, CIT designated nine North American regional servicing centers for closure in the Specialty Finance and Equipment Financing and Leasing segments. The remaining $5.1 million severance reserve relates to individuals who chose to receive payments on a periodic basis.

NOTE 3--DERIVATIVE FINANCIAL INSTRUMENTS

    The components of the adjustment to Accumulated other comprehensive loss for derivatives qualifying as hedges of future cash flows at September 30, 2001 and the balance outstanding at December 31, 2001 are presented in the following table ($ in millions):

                                                          ADJUSTMENT OF
                                                          FAIR VALUE OF   INCOME TAX   NET UNREALIZED
                                                           DERIVATIVES     EFFECTS      LOSS (GAIN)
                                                          -------------   ----------   --------------
Balance at September 30, 2001...........................     $102.3         $(38.9)        $63.4
Changes in values of derivatives qualifying as cash flow
  hedges................................................      (17.3)           6.6         (10.7)
                                                             ------         ------         -----
Balance at December 31, 2001............................     $ 85.0         $(32.3)        $52.7
                                                             ======         ======         =====

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 3--DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The unrealized losses presented in the preceding table reflect primarily our use of interest rate swaps to convert variable-rate debt to fixed-rate debt, and are due to the fact that interest rates have declined from the June 1, 2001 Tyco acquisition date, or from the inception date of the derivative contracts. During the quarter ended December 31, 2001 approximately $0.8 million, before taxes, was recorded as additional interest expense for the ineffective portion of changes in fair values of cash flow hedges. Assuming no change in interest rates, $37.2 million, net of tax, of Accumulated other comprehensive loss is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made. The Accumulated other comprehensive loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swaps.

    CIT uses derivatives for hedging purposes only, and does not enter into derivative financial instruments for trading or speculative purposes. As part of managing the exposure to changes in market interest rates, CIT, as an end-user, enters into various interest rate swap transactions in the over-the-counter markets, with other financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated according to a hedge objective against a specified liability, including senior notes and commercial paper. CIT's primary hedge objectives include the conversion of variable-rate liabilities to fixed rates, and the conversion of fixed-rate liabilities to variable rates. The notional amounts, rates, indices and maturities of CIT's derivatives are required to closely match the related terms of CIT's hedged liabilities.

    The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedge objectives at December 31, 2001:

INTEREST RATE SWAPS                     NOTIONAL AMOUNT                DESCRIPTION
-------------------                     ---------------                -----------
                                        ($ IN MILLIONS)
Floating to fixed-rate swaps..........     $ 4,757.7      Effectively converts the interest rate
                                                          on an equivalent amount of commercial
                                                          paper and variable-rate senior notes
                                                          to a fixed rate.

Fixed to floating-rate swaps..........         790.8      Effectively converts the interest rate
                                                          on an equivalent amount of fixed-rate
                                                          senior notes to a variable rate.

Total interest rate swaps.............     $ 5,548.5
                                           =========

    CIT also utilizes foreign currency exchange forward contracts to hedge currency risk underlying its net investments in foreign operations and cross currency interest rate swaps to hedge both foreign currency and interest rate risk underlying foreign debt. At December 31, 2001, CIT was party to foreign currency exchange forward contracts with notional amounts of $3.3 billion and maturities ranging from 2002 to 2004. CIT was also party to cross currency interest rate swaps with a notional amount of $1.7 billion and maturities ranging from 2002 to 2027.

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 4--BUSINESS SEGMENT INFORMATION

    The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and the consolidated managed assets totals at and for the quarters ended December 31, 2001 and 2000 ($ millions). Certain prior year balances have been restated to conform to the current year presentation.

                                  EQUIPMENT                                                       CORPORATE
                                  FINANCING    SPECIALTY   COMMERCIAL   STRUCTURED     TOTAL         AND
                                 AND LEASING    FINANCE     FINANCE      FINANCE     SEGMENTS     OTHER(1)     CONSOLIDATED
                                 -----------   ---------   ----------   ----------   ---------   -----------   ------------
AT AND FOR THE QUARTER ENDED
  DECEMBER 31, 2001 (SUCCESSOR)
Operating margin...............   $   169.6    $   230.6    $  121.5     $   29.4    $   551.1     $ 48.6       $   599.7
Income taxes...................        36.6         61.2        33.1          8.3        139.2        8.8           148.0
Net income.....................        67.3         95.6        51.8         12.9        227.6       11.5           239.1
Total financing and leasing
  assets.......................    15,289.8     10,894.7     7,841.8      2,661.5     36,687.8         --        36,687.8
Total managed assets...........    19,854.2     16,772.5     7,841.8      2,661.5     47,130.0         --        47,130.0
AT AND FOR THE QUARTER ENDED
  DECEMBER 31, 2000
  (PREDECESSOR)
Operating margin...............   $   166.7    $   256.7    $  118.5     $   18.7    $   560.6     $(16.5)      $   544.1
Income taxes...................        37.7         44.0        29.9          5.6        117.2      (17.9)           99.3
Net income.....................        74.5         73.2        44.0          5.2        196.9      (36.8)          160.1
Total financing and leasing
  assets.......................    20,078.0     13,321.0     7,693.7      2,691.9     43,784.6         --        43,784.6
Total managed assets...........    26,465.2     18,050.1     7,693.7      2,691.9     54,900.9         --        54,900.9

------------------------------

(1) Goodwill amortization for the quarter ended December 31, 2000 was $19.9 million and is reflected in Corporate and Other in the table above.
    The adoption of Statement of Financial Accounting Standards No. 142
    ("SFAS No. 142"), which eliminated goodwill amortization in October 2001, combined with improved interest margins and new basis accounting, resulted in the favorable trends in Corporate and Other in comparison to 2000.

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 5--CONCENTRATIONS

   The following table presents the geographic and industry compositions of financing and leasing portfolio assets at December 31 and September 30, 2001 ($ in millions):

                                                        AT DECEMBER 31, 2001     AT SEPTEMBER 30, 2001
                                                       ----------------------   ------------------------
                                                         AMOUNT      PERCENT     AMOUNT         PERCENT
                                                       ----------   ---------   ---------       --------
North America:
  Northeast..........................................  $ 8,562.5       23.3%    $ 9,117.9         23.5%
  West...............................................    7,268.0       19.8       7,561.7         19.4
  Midwest............................................    6,391.6       17.4       6,957.3         17.9
  Southeast..........................................    5,273.4       14.4       5,505.5         14.2
  Southwest..........................................    4,242.9       11.6       4,708.1         12.1
  Canada.............................................    1,839.4        5.0       1,952.4          5.0
                                                       ---------      -----     ---------        -----
Total North America..................................   33,577.8       91.5      35,802.9         92.1
Other foreign(1).....................................    3,110.0        8.5       3,085.3          7.9
                                                       ---------      -----     ---------        -----
  Total..............................................  $36,687.8      100.0%    $38,888.2        100.0%
                                                       =========      =====     =========        =====

                                                        AT DECEMBER 31, 2001     AT SEPTEMBER 30, 2001
                                                       ----------------------   ------------------------
                                                         AMOUNT      PERCENT     AMOUNT         PERCENT
                                                       ----------   ---------   ---------       --------
Manufacturing(2) (none greater than 3.3%)............  $ 7,537.7       20.5%    $ 8,099.0         20.8%
Retail(3)............................................    4,132.0       11.3       4,928.1         12.7
Commercial airlines..................................    3,453.5        9.4       3,296.6          8.5
Home mortgage........................................    3,035.1        8.3       2,760.2          7.1
Transportation(4)....................................    2,695.5        7.3       2,643.2          6.8
Construction equipment...............................    2,123.4        5.8       2,259.9          5.8
Service industries...................................    1,768.3        4.8       1,577.6          4.1
Wholesaling..........................................    1,389.6        3.8       1,366.6          3.5
Communications.......................................    1,298.9        3.5       1,309.5          3.4
Other (none greater than 3.0%).......................    9,253.8       25.3      10,647.5         27.3
                                                       ---------      -----     ---------        -----
  Total..............................................  $36,687.8      100.0%    $38,888.2        100.0%
                                                       =========      =====     =========        =====

------------------------------

(1) At December 31, 2001 the Company had approximately $200 million of U.S. dollar denominated loans and assets outstanding to customers located in or doing business in Argentina.

(2) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products, and other industries.

(3)  Includes retailers of apparel (4.3%) and general merchandise (3.2%).

(4)  Includes rail, bus, over-the-road trucking and business aircraft.

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 6--ACCOUNTING CHANGE--GOODWILL AMORTIZATION

   Effective October 1, 2001, CIT adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized. Following is a reconciliation of previously reported net income to pro forma net income excluding goodwill amortization for the quarter ended December 31, 2000 ($ in millions):

                                                           2001           2000
                                                        -----------   -------------
                                                        (SUCCESSOR)   (PREDECESSOR)
Net income as reported................................    $239.1         $160.1
Goodwill amortization, net of tax.....................        --           19.9
                                                          ------         ------
Pro forma net income..................................    $239.1         $180.0
                                                          ======         ======

    Other intangible assets, comprised primarily of proprietary computer software and related processes, totaled $20.9 million and $22.0 million at December 31, 2001 and September 30, 2001, respectively, and are included in Goodwill and other intangible assets, net on the Consolidated Balance Sheets.

NOTE 7--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

    The following presents condensed consolidating financial information for CIT Holdings LLC and its wholly-owned subsidiary, Capita Corporation (formerly AT&T Capital Corporation). CIT has guaranteed on a full and unconditional basis the existing registered debt securities and certain other indebtedness of these subsidiaries ($ in millions).

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 7--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001
                                  (SUCCESSOR)

                                                                    CIT
                                                      CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                    CIT GROUP INC.   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS     TOTAL
---------------                    --------------   -----------   --------   ------------   ------------   ---------
ASSETS
Net finance receivables..........    $  1,658.8       $3,244.9    $1,084.2    $22,739.5      $       --    $28,727.4
Operating lease equipment, net...            --        1,066.5       246.8      4,326.5              --      5,639.8
Assets held for sale.............            --           39.1       106.1      1,365.1              --      1,510.3
Cash and cash equivalents........         833.4          145.1       110.6        (71.5)             --      1,017.6
Other assets.....................      10,729.5          466.1       128.1     11,663.6       (10,852.3)    12,135.0
                                     ----------       --------    --------    ---------      ----------    ---------
  TOTAL ASSETS...................    $ 13,221.7       $4,961.7    $1,675.8    $40,023.2      $(10,852.3)   $49,030.1
                                     ==========       ========    ========    =========      ==========    =========

LIABILITIES AND SHAREHOLDER'S
  EQUITY
Debt.............................    $ 28,725.0       $2,923.0    $  276.4    $ 1,805.2      $       --    $33,729.6
Credit balances of factoring
  clients........................            --             --          --      2,184.2              --      2,184.2
Other liabilities................     (26,355.6)       1,455.0      (501.7)    27,407.3              --      2,005.0
                                     ----------       --------    --------    ---------      ----------    ---------
  Total Liabilities..............       2,369.4        4,378.0      (225.3)    31,396.7              --     37,918.8
Preferred securities.............            --             --          --        259.0              --        259.0
Equity...........................      10,852.3          583.7     1,901.1      8,367.5       (10,852.3)    10,852.3
                                     ----------       --------    --------    ---------      ----------    ---------
  TOTAL LIABILITIES AND
    SHAREHOLDER'S EQUITY.........    $ 13,221.7       $4,961.7    $1,675.8    $40,023.2      $(10,852.3)   $49,030.1
                                     ==========       ========    ========    =========      ==========    =========

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 7--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001
                                  (SUCCESSOR)

                                                                    CIT
                                                      CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                    CIT GROUP INC.   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS     TOTAL
---------------                    --------------   -----------   --------   ------------   ------------   ---------
ASSETS
Net finance receivables..........    $  1,834.6       $3,074.4    $1,506.1    $23,904.5      $       --    $30,319.6
Operating lease equipment, net...            --        1,203.2       273.4      4,173.3              --      5,649.9
Assets held for sale.............            --           32.9       157.5      1,824.5              --      2,014.9
Cash and cash equivalents........         440.0          107.0         4.2        177.5              --        728.7
Other assets.....................      10,150.2          291.4       302.8     11,822.2       (10,598.0)    11,968.6
                                     ----------       --------    --------    ---------      ----------    ---------
  TOTAL ASSETS...................    $ 12,424.8       $4,708.9    $2,244.0    $41,902.0      $(10,598.0)   $50,681.7
                                     ==========       ========    ========    =========      ==========    =========

LIABILITIES AND SHAREHOLDER'S
  EQUITY
Debt.............................    $ 30,218.0       $2,879.2    $  196.3    $ 2,108.1      $       --    $35,401.6
Credit balances of factoring
  clients........................            --             --          --      2,392.9              --      2,392.9
Other liabilities................     (28,391.2)       1,275.7       119.9     29,024.8              --      2,029.2
                                     ----------       --------    --------    ---------      ----------    ---------
  Total Liabilities..............       1,826.8        4,154.9       316.2     33,525.8              --     39,823.7
Preferred securities.............            --             --          --        260.0              --        260.0
Equity...........................      10,598.0          554.0     1,927.8      8,116.2       (10,598.0)    10,598.0
                                     ----------       --------    --------    ---------      ----------    ---------
  TOTAL LIABILITIES AND
    SHAREHOLDER'S EQUITY.........    $ 12,424.8       $4,708.9    $2,244.0    $41,902.0      $(10,598.0)   $50,681.7
                                     ==========       ========    ========    =========      ==========    =========

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 7--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (CONTINUED)
                       CONSOLIDATING STATEMENT OF INCOME
                        QUARTER ENDED DECEMBER 31, 2001
                                  (SUCCESSOR)

                                                                     CIT
                                                       CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                     CIT GROUP INC.   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS    TOTAL
---------------                     --------------   -----------   --------   ------------   ------------   --------
FINANCE INCOME....................      $ 52.6          $293.4      $64.2        $673.6        $    --      $1,083.8
Interest expense..................        32.1            82.7        1.0         233.3             --         349.1
                                        ------          ------      -----        ------        -------      --------

Net finance income................        20.5           210.7       63.2         440.3             --         734.7
Depreciation on operating lease
  note equipment..................          --           139.6       31.6          99.0             --         270.2
                                        ------          ------      -----        ------        -------      --------
Net finance margin................        20.5            71.1       31.6         341.3             --         464.5
Provision for credit losses.......        27.0             5.1        2.8          71.1             --         106.0
                                        ------          ------      -----        ------        -------      --------
Net finance margin after provision
  for credit losses...............        (6.5)           66.0       28.8         270.2             --         358.5
Equity in net income of
  subsidiaries....................       252.5              --         --            --         (252.5)           --
Other revenue.....................         0.1            28.4       24.8         187.9             --         241.2
                                        ------          ------      -----        ------        -------      --------

OPERATING MARGIN..................       246.1            94.4       53.6         458.1         (252.5)        599.7
Operating expenses................        20.6            43.1       22.0         124.6             --         210.3
                                        ------          ------      -----        ------        -------      --------

Income before provision for income
  taxes...........................       225.5            51.3       31.6         333.5         (252.5)        389.4
Provision for income taxes........        13.6           (13.4)      (7.3)       (140.9)            --        (148.0)
Minority interest, after tax......          --              --         --          (2.3)            --          (2.3)
                                        ------          ------      -----        ------        -------      --------
NET INCOME........................      $239.1          $ 37.9      $24.3        $190.3        $(252.5)     $  239.1
                                        ======          ======      =====        ======        =======      ========

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 7--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (CONTINUED)
                       CONSOLIDATING STATEMENT OF INCOME
                        QUARTER ENDED DECEMBER 31, 2000
                                 (PREDECESSOR)

                                                                     CIT
                                                       CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                     CIT GROUP INC.   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS    TOTAL
---------------                     --------------   -----------   --------   ------------   ------------   --------
FINANCE INCOME....................      $ 85.1          $361.5      $63.0        $881.6        $    --      $1,391.2
Interest expense..................        74.2           140.5        2.6         434.9             --         652.2
                                        ------          ------      -----        ------        -------      --------

Net finance income................        10.9           221.0       60.4         446.7             --         739.0
Depreciation on operating lease
  equipment.......................          --           163.7       30.0         154.7             --         348.4
                                        ------          ------      -----        ------        -------      --------

Net finance margin................        10.9            57.3       30.4         292.0             --         390.6
Provision for credit losses.......         2.8             7.7       31.7          21.6             --          63.8
                                        ------          ------      -----        ------        -------      --------
Net finance margin after provision
  for credit losses...............         8.1            49.6       (1.3)        270.4             --         326.8
Equity in net income of
  subsidiaries....................       175.9              --         --            --         (175.9)           --
Other revenue.....................         5.1            35.2       23.7         153.3             --         217.3
                                        ------          ------      -----        ------        -------      --------

OPERATING MARGIN..................       189.1            84.8       22.4         423.7         (175.9)        544.1
Operating expenses................        32.8            66.8       25.9         156.3             --         281.8
                                        ------          ------      -----        ------        -------      --------

Income before provision for income
  taxes...........................       156.3            18.0       (3.5)        267.4         (175.9)        262.3
Provision for income taxes........         3.8            (6.8)       1.3         (97.6)            --         (99.3)
Minority interest, after tax......          --              --         --          (2.9)            --          (2.9)
                                        ------          ------      -----        ------        -------      --------
NET INCOME........................      $160.1          $ 11.2      $(2.2)       $166.9        $(175.9)     $  160.1
                                        ======          ======      =====        ======        =======      ========

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 7--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        QUARTER ENDED DECEMBER 31, 2001
                                  (SUCCESSOR)

                                                                     CIT
                                                       CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                     CIT GROUP INC.   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS    TOTAL
---------------                     --------------   -----------   --------   ------------   ------------   --------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net cash flows (used for) provided
  by operations...................    $   (73.5)        $(60.1)    $(382.9)    $   957.6      $      --     $  441.1
                                      ---------         ------     -------     ---------      ---------     --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Net decrease (increase) in
  financing and leasing assets....        148.8         (169.7)      477.9         983.4             --      1,440.4
Decrease (increase) in
  intercompany loans and
  investments.....................      1,811.1             --          --        (147.2)      (1,811.1)      (147.2)
Other.............................           --             --          --          26.6             --         26.6
                                      ---------         ------     -------     ---------      ---------     --------
Net cash flows provided by (used
  for) investing activities.......      1,959.9         (169.7)      477.9         862.8       (1,811.1)     1,319.8
                                      ---------         ------     -------     ---------      ---------     --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net (decrease) increase in debt...     (1,493.0)          43.8        80.1        (302.9)            --     (1,672.0)
Intercompany financing............           --          224.1       (68.7)     (1,766.5)       1,811.1        200.0
                                      ---------         ------     -------     ---------      ---------     --------
Net cash flows (used for) provided
  by financing activities.........     (1,493.0)         267.9        11.4      (2,069.4)       1,811.1     (1,472.0)
                                      ---------         ------     -------     ---------      ---------     --------
Net increase (decrease) in cash
  and cash equivalents............        393.4           38.1       106.4        (249.0)            --        288.9
Cash and cash equivalents,
  beginning of period.............        440.0          107.0         4.2         177.5             --        728.7
                                      ---------         ------     -------     ---------      ---------     --------
Cash and cash equivalents, end of
  period..........................    $   833.4         $145.1     $ 110.6     $   (71.5)     $      --     $1,017.6
                                      =========         ======     =======     =========      =========     ========

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 7--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        QUARTER ENDED DECEMBER 31, 2000
                                 (PREDECESSOR)

                                                                      CIT
                                                        CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                      CIT GROUP INC.   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS    TOTAL
---------------                      --------------   -----------   --------   ------------   ------------   --------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net cash flows provided by (used
  for) operations..................     $   11.7       $  (108.5)   $ 157.2      $  575.8       $    --      $ 636.2
                                        --------       ---------    -------      --------       -------      -------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Net decrease (increase) in
  financing and leasing assets.....        139.3          (610.8)    (249.9)        (43.2)           --       (764.6)
Increase in intercompany loans and
  investments......................       (796.8)             --         --            --         796.8           --
Other..............................           --              --         --         (18.0)           --        (18.0)
                                        --------       ---------    -------      --------       -------      -------
Net cash flows (used for) provided
  by investing activities..........       (657.5)         (610.8)    (249.9)        (61.2)        796.8       (782.6)
                                        --------       ---------    -------      --------       -------      -------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net increase (decrease) in debt....      1,614.6        (1,516.2)      42.6          24.2            --        165.2
Intercompany financing.............           --         2,278.8      (49.8)     (1,432.2)       (796.8)          --
Cash dividends paid................           --              --         --         (26.1)           --        (26.1)
                                        --------       ---------    -------      --------       -------      -------
Net cash flows provided by (used
  for) financing activities........      1,614.6           762.6       (7.2)     (1,434.1)       (796.8)       139.1
                                        --------       ---------    -------      --------       -------      -------
Net increase (decrease) in cash and
  cash equivalents.................        968.8            43.3      (99.9)       (919.5)           --         (7.3)
Cash and cash equivalents,
  beginning of period..............        151.7            86.0       19.2         562.5            --        819.4
                                        --------       ---------    -------      --------       -------      -------
Cash and cash equivalents, end of
  period...........................     $1,120.5       $   129.3    $ (80.7)     $ (357.0)      $    --      $ 812.1
                                        ========       =========    =======      ========       =======      =======

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 8--RELATED PARTY TRANSACTIONS

    CIT and Tyco have agreed that CIT and Tyco will not engage in transactions, including finance, underwriting and asset management and servicing transactions, unless the transactions are at arm's-length and for fair value. In particular, they have agreed that CIT will have sole discretion and decision-making authority where CIT is underwriting, managing and servicing assets in transactions originated through Tyco. CIT and Tyco have also agreed on a limitation of dividends and distributions from CIT to Tyco, calculated generally based on the net income of CIT, and that CIT will at all times maintain its books, records and assets separately from Tyco. Further, on February 4, 2002, CIT announced its intention to amend indentures to restrict or prohibit certain transactions with Tyco as discussed in Note 9.

    During the quarter ended December 31, 2001, certain subsidiaries of Tyco sold receivables totaling $360.0 million to CIT in a factoring transaction for $354.8 million in cash. The difference of $5.2 million represents fee income which will be recognized by CIT as income over the term of the transaction.

    On September 30, 2001, CIT sold certain international subsidiaries to a non-U.S. subsidiary of Tyco. As a result of this sale, CIT has receivables from Tyco affiliates totaling $1,588.1 million at December 31, 2001, representing CIT's debt investment in these subsidiaries. CIT charges arm's-length, market-based interest rates on these receivables, and recorded $19.0 million of interest income, as an offset to interest expense, related to those notes for the quarter ended December 31, 2001. A note receivable issued at the time of this transaction of approximately $295 million was collected during the quarter.

    Certain of CIT's expenses, such as third-party consulting and legal fees, are paid by Tyco and billed to CIT. As of December 31, 2001, CIT has outstanding payables to subsidiaries of Tyco totaling $16.3 million related primarily to these charges.

NOTE 9--SUBSEQUENT EVENTS

    On January 22, 2002, Tyco announced a plan to separate into four independent, publicly-traded companies and CIT is one of those companies. Under the plan, common shares of CIT are expected to be distributed to Tyco shareholders in the second quarter of calendar 2002. However, Tyco will consider other options, including selling CIT.

    On February 4, 2002, CIT announced that it is undertaking several initiatives to strengthen its financial position. These initiatives include: plans to establish new securitization facilities that provide access to approximately $3.0 billion of financing; plans to establish a dealer group for CIT's commercial paper program; and plans to amend the Company's existing public debt indentures to restrict intercompany transactions with Tyco, including prohibiting the extension of loans and payment of dividends.

    On February 5, 2002, CIT drew down on its $8.5 billion unsecured bank credit facilities. The Company is using the proceeds to satisfy its outstanding commercial paper obligations at their scheduled maturities.

    On February 8, 2002, the Company changed its name from Tyco Capital Corporation to CIT Group Inc.

    On February 11, 2002, CIT repurchased the international subsidiaries that it had previously sold to an affiliate of Tyco on September 30, 2001. In conjunction with this repurchase, the receivable from affiliate of $1.6 billion on the Consolidated Balance Sheet at December 31, 2001 has been satisfied (see
Note 8).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The accompanying unaudited Consolidated Financial Statements include the results of CIT Group Inc., a Nevada corporation ("we," "CIT" or the "Company"), formerly known as Tyco Capital Corporation and previously The CIT Group, Inc. On June 1, 2001, The CIT Group, Inc. was acquired by a wholly-owned subsidiary of Tyco International Ltd. ("Tyco"), a diversified manufacturing and service company, in a purchase business combination. In accordance with the guidelines for accounting for business combinations, the purchase price paid by Tyco plus related purchase accounting adjustments have been "pushed down" and recorded in CIT's financial statements, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001. As of the acquisition date, assets and liabilities were recorded at estimated fair value in the CIT financial statements. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting. In September 2001, CIT changed its fiscal year end from December 31 to September 30 to conform to Tyco's fiscal year end. On February 8, 2002, we changed our name from Tyco Capital Corporation to CIT Group Inc.

    The following table summarizes our net income and related data ($ in millions).

                                                                     QUARTER ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 2001           2000
                                                              -----------   -------------
                                                              (SUCCESSOR)   (PREDECESSOR)
Net income..................................................    $239.1         $160.1
Pro forma net income excluding goodwill amortization........    $239.1         $180.0
Return on average tangible shareholder's equity.............      23.3%          16.3%
Return on average earning assets............................      2.68%          1.54%

    Net income for the quarter ended December 31, 2001, of $239.1 million, improved 49.3% from the quarter ended December 31, 2000, as a stronger net interest margin, higher other revenues and reduced operating expenses, more than offset a higher provision for credit losses. Reduced operating expenses were partially a result of our adoption of Statement of Financial Accounting Standards No. ("SFAS") 142 "Goodwill and Other Intangible Assets" on October 1, 2001. As a result of the adoption, there was no goodwill amortization for the current quarter, while we had $19.9 million of goodwill amortization (after tax) in the quarter ended December 31, 2000. Excluding goodwill amortization, net income for the quarter improved 32.8% from the same quarter in 2000. Profitability as measured by the return on assets and return on average tangible equity similarly improved. These year over year improvements also reflect the sale and liquidation of low-yielding, non-strategic assets, lower 2001 market interest rates and funding costs, the effects of fair value adjustments in new basis accounting on net interest margin and lower leverage.

NET FINANCE MARGIN

    A comparison of net finance income and net finance margin for 2001 and 2000 is set forth in the table below ($ in millions):

                                                          QUARTER ENDED
                                                          DECEMBER 31,            INCREASE     INCREASE
                                                   ---------------------------   (DECREASE)   (DECREASE)
                                                      2001           2000          AMOUNT      PERCENT
                                                   -----------   -------------   ----------   ----------
                                                   (SUCCESSOR)   (PREDECESSOR)
Finance income...................................   $ 1,083.8      $ 1,391.2     $  (307.4)      (22.1)%
Interest expense.................................       349.1          652.2        (303.1)      (46.5)%
                                                    ---------      ---------     ---------
  Net finance income.............................       734.7          739.0          (4.3)       (0.6)%
Depreciation on operating lease equipment........       270.2          348.4         (78.2)      (22.4)%
                                                    ---------      ---------     ---------
  Net finance margin.............................   $   464.5      $   390.6     $    73.9        18.9%
                                                    =========      =========     =========
Average earning assets(1)("AEA").................   $35,695.0      $41,669.0     $(5,974.0)      (14.3)%

As a % of AEA:
Finance income...................................       12.15%         13.35%
Interest expense.................................        3.91%          6.26%
                                                    ---------      ---------
  Net finance income.............................        8.24%          7.09%
Depreciation on operating lease equipment........        3.03%          3.34%
                                                    ---------      ---------
Net finance margin...............................        5.21%          3.75%
                                                    =========      =========

------------------------------

(1) Average earning assets is the average of finance receivables, operating lease equipment, finance receivables held for sale and certain investments, less credit balances of factoring clients.

    Net finance margin increased $73.9 million, or 18.9%, to $464.5 million for the quarter ended December 31, 2001 from the quarter ended December 31, 2000. Finance income declined $307.4 million, reflecting a 14.3% decline in average earning assets. However, as a percentage of AEA, net finance margin increased to 5.21% for the quarter ended December 31, 2001 from 3.75% for the prior year quarter. AEA declined due to the following: (1) sales and liquidation of non-strategic assets; (2) the sale of certain international assets to a subsidiary of Tyco on September 30, 2001; and (3) lower new business origination volume due to soft economic conditions and the exit of non-strategic businesses. The increase in net finance margin as a percentage of AEA in 2001 was due to the following: (1) the above mentioned exits from non-strategic and under-performing businesses; (2) the effect of fair value adjustments in new basis of accounting to reflect market interest rates on debt and asset portfolios at the time of the acquisition by Tyco; (3) the sharp decline in short term interest rates over the last 2 months of the quarter ended December 31, 2001; and (4) lower leverage in 2001.

    Finance income (interest on loans and lease rentals) for the quarter ended December 31, 2001 decreased $307.4 million, or 22.1% to $1,083.8 million from $1,391.2 million for the comparable 2000 quarter. As a percent of AEA, finance income was 12.15% for the quarter ended December 31, 2001, compared to 13.35% for the comparable 2000 quarter, as the impact of portfolio mix changes resulting from the sale and liquidation activities, as well as the favorable impact of new basis accounting, were offset by the effects of lower 2001 market interest rates and lower rentals in the aerospace portfolio due to the industry downturn post September 11, 2001.

    Interest expense for the quarter ended December 31, 2001 decreased
$303.1 million from the comparable 2000 quarter. As a percent of AEA, interest expense for the quarter ended December 31, 2001 decreased to 3.91% from 6.26% for the quarter ended December 31, 2000. The lower interest expense both in dollars and as a percentage of AEA reflects the lower 2001 debt levels associated with funding a lower asset base and decreased leverage, the lower market interest rates in 2001 and the effect of fair value adjustments in new basis accounting.

    Depreciation on operating lease equipment for the quarter ended
December 31, 2001 was $270.2 million, compared to $348.4 million in the comparable 2000 quarter. The declines in both operating lease equipment and depreciation on operating leases in the quarter ended December 31, 2001 from the December 2000 quarter reflects the sale of certain international assets to a subsidiary of Tyco on September 30, 2001, as well as the sale of certain rail assets in Equipment Financing and Leasing during the prior quarter. Operating lease margin (rental income less depreciation expense) was 6.3% for the quarter ended December 31, 2001 compared to 7.3% for the quarter ended December 31, 2000. As a percent of average operating lease equipment, annualized depreciation expense was 18.7% and 19.8% for the quarters ended December 31, 2001 and 2000, respectively. The operating lease equipment portfolio was $5.6 billion at December 31, 2001, unchanged from September 30, 2001, but down from
$7.2 billion at December 31, 2000. Our depreciable assets range from smaller-ticket shorter-term leases (E.G., computers) to larger-ticket, longer-term leases (E.G., aircraft and rail assets).

PROVISION AND RESERVE FOR CREDIT LOSSES

    The provision for credit losses for the quarter ended December 31, 2001 was $106.0 million, up from $63.8 million during the quarter ended December 31, 2000. The increased provision reflects higher 2001 charge-off levels and additions to the reserve for credit losses.

    Net charge-offs increased to $103.8 million or 1.36% of average finance receivables during the quarter ended December 31, 2001 as compared to $60.1 million or 0.70% during the comparative 2000 quarter. As shown in a following table, excluding liquidating portfolios of non-strategic assets, net charge-offs were $56.7 million or 0.80% during the quarter ended December 31, 2001. Our provision for credit losses and reserve for credit losses are presented in the following table ($ in millions).

                                                                       FOR THE QUARTER ENDED
                                                              ---------------------------------------
                                                              DECEMBER 31, 2001    DECEMBER 31, 2000
                                                              ------------------   ------------------
                                                                 (SUCCESSOR)         (PREDECESSOR)
Balance beginning of period.................................        $471.7                468.2
                                                                    ------               ------
Provision for credit losses.................................         106.0                 63.8
Reserves relating to dispositions, acquisitions, other......          (1.8)                (3.4)
                                                                    ------               ------
  Additions to reserve for credit losses....................         104.2                 60.4
                                                                    ------               ------
Net credit losses:
Equipment Financing and Leasing.............................          62.1                 22.1
Specialty Finance--Commercial...............................          11.7                 13.4
Commercial Finance..........................................          16.6                 11.3
Specialty Finance--Consumer.................................          13.4                 13.3
                                                                    ------               ------
  Total net credit losses...................................         103.8                 60.1
                                                                    ------               ------
Balance end of period.......................................        $472.1               $468.5
                                                                    ======               ======
Reserve for credit losses as a percentage of finance
  receivables...............................................          1.62%                1.40%

    The following table sets forth our net charge-off experience in amount and as a percent of average finance receivables on an annualized basis by business segment ($ in millions):

                                                                       QUARTER ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                     2001                      2000
                                                              -------------------       -------------------
                                                                  (SUCCESSOR)              (PREDECESSOR)
Equipment Financing and Leasing.............................   $ 62.1      2.19%         $22.1       0.70%
Specialty Finance-commercial................................     11.7      0.84%          13.4       0.68%
Commercial Finance..........................................     16.6      0.80%          11.3       0.55%
                                                               ------                    -----
  Total Commercial Segments.................................     90.4      1.32%          46.8       0.62%
Specialty Finance-consumer..................................     13.4      1.70%          13.3       1.25%
                                                               ------                    -----
  Total.....................................................   $103.8      1.36%         $60.1       0.70%
                                                               ======                    =====

    The increased net charge-offs from the prior year, both in amount and percentage, resulted from general economic weakness that caused higher net charge-offs in virtually all of our business segments. The higher net charge-off percentages in relation to the prior year also reflect the $2.2 billion in receivables in liquidation status as of December 31, 2001, which include trucking, franchise, inventory finance, manufactured housing and recreational vehicle receivables. Net charge-offs, both in amount and as a percentage of average finance receivables, are shown for the liquidating and core portfolios for the quarter ended December 31, 2001 in the following table ($ in millions):

                                                                    QUARTER ENDED DECEMBER 31, 2001
                                                -----------------------------------------------------------------------
                                                       CORE                   LIQUIDATING                  TOTAL
                                                -------------------       -------------------       -------------------
Equipment Financing and Leasing...............   $26.4       1.05%         $35.7      11.24%         $ 62.1      2.19%
Specialty Finance--commercial.................     8.1       0.61%           3.6       5.37%           11.7      0.84%
Commercial Finance............................    16.6       0.80%            --         --            16.6      0.80%
                                                 -----                     -----                     ------
  Total Commercial Segments...................    51.1       0.79%          39.3      10.22%           90.4      1.32%
Specialty Finance--consumer...................     5.6       0.93%           7.8       4.35%           13.4      1.70%
                                                 -----                     -----                     ------
  Total.......................................   $56.7       0.80%         $47.1       8.36%         $103.8      1.36%
                                                 =====                     =====                     ======

    The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience, and levels of past due loans and non-performing assets. The reserve increased to $472.1 million (1.62% of finance receivables) at December 31, 2001 as compared to $471.7 million (1.53% of finance receivables) at September 30, 2001 and $468.5 million (1.40% of finance receivables) at December 31, 2000. Although owned receivables declined by approximately $1.6 billion during the quarter ended December 31, 2001, the reserve was relatively unchanged in dollar amount, but increased significantly as a percentage of finance receivables due to continuing weak economic conditions.

OTHER REVENUE

    The components of other revenue are as follows ($ in millions):

                                                               QUARTER ENDED
                                                               DECEMBER 31,
                                                        ---------------------------
                                                           2001           2000
                                                        -----------   -------------
                                                        (SUCCESSOR)   (PREDECESSOR)
Fees and other income.................................    $170.0         $111.6
Factoring commissions.................................      38.3           38.8
Gains on securitizations..............................      28.0           40.6
Gains (losses) on venture capital investments.........       2.6           (6.1)
Gains on sales of leasing equipment...................       2.3           32.4
                                                          ------         ------
  Total...............................................    $241.2         $217.3
                                                          ======         ======

    Other revenue was $241.2 million for the quarter ended December 31, 2001, versus $217.3 million during the quarter ended December 31, 2000, as increased fees and other income, which includes miscellaneous fees, syndication fees and gains from receivable sales, more than offset lower equipment sale gains. The increase in fees and other income was broad based, including our Equipment Financing and Leasing, Commercial Finance and Specialty Finance segments. Revenues from our consumer whole loan sale operations were relatively unchanged year over year.

    Securitization gains for the quarter ended December 31, 2001 were $28.0 million, or 7.2% of pre-tax income on $1.2 billion of volume securitized, compared to $40.6 million or 15.5% of pre-tax income on $1.2 billion of volume in the prior year quarter. The lower gains compared to the 2000 quarter were primarily the result of product mix differences.

SALARIES AND GENERAL OPERATING EXPENSES

    Salaries and general operating expenses were $210.3 million for the quarter ended December 31, 2001, versus $259.3 million for the quarter ended
December 31, 2000. The decrease is due to corporate staff reductions, business restructurings, as well as the sale of certain international businesses to a non-U.S. subsidiary of Tyco on September 30, 2001. As a result, both the efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA") improved in 2001 as set forth in the following table:

                                                               QUARTER ENDED
                                                               DECEMBER 31,
                                                        ---------------------------
                                                           2001           2000
                                                        -----------   -------------
                                                        (SUCCESSOR)   (PREDECESSOR)
Efficiency ratio(1)...................................     29.8%          42.7%
Salaries and general operating expenses as a percent
  of AMA(2)...........................................     1.84%          1.97%

------------------------------

(1) Efficiency ratio is the ratio of salaries and general operating expenses to operating margin excluding the provision for credit losses.

(2) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us.

    The improvement in the efficiency ratio in 2001 over 2000 is a result of strong margins and fee income and cost reductions. Management continues to target an efficiency ratio in the mid 30% area.

GOODWILL AND OTHER INTANGIBLE ASSETS AMORTIZATION

    As a result of the adoption of SFAS 142, there was no goodwill amortization for the quarter ended December 31, 2001, versus $22.5 million, before taxes, in the prior year quarter. Goodwill increased $287.6 million from September 30, 2001 to $6,857.1 million, reflecting valuation adjustments and liabilities recorded in conjunction with liquidation and restructuring activities as plans were finalized and approved, as well as adjustments to initial fair value estimates and purchase accounting reserves recorded related to the June 1, 2001 acquisition by Tyco.

INCOME TAXES

    The effective income tax rate was 38.0% during the quarter ended December 31, 2001, versus 37.9% during the quarter ended December 31, 2000.

FINANCING AND LEASING ASSETS

    Managed assets, comprised of financing and leasing assets and finance receivables previously securitized that we continue to manage, totaled $47.1 billion at December 31, 2001, down from

$49.0 billion at September 30, 2001, and $54.9 billion at December 31, 2000. Owned financing and leasing portfolio assets totaled $36.7 billion at December 31, 2001 compared to $38.9 billion at September 30, 2001 and
$43.8 billion at December 31, 2000.

    The trend of declining asset levels reflects the following: (1) sales and liquidation of non-strategic assets; (2) the sale of approximately $1.8 billion of international assets to a subsidiary of Tyco at September 30, 2001; (3) the continued focus on managing down our leverage ratios; and (4) lower origination volume due to continued soft economic conditions coupled with the exit and/or liquidation of certain non-strategic businesses. During the quarter, we completed the sale of approximately $700 million in recreational vehicle receivables in the Specialty Finance--consumer segment, and the liquidation of several portfolios continued, including trucking, franchise, inventory financing, manufactured housing and recreational vehicles. The 15.7% decline in Commercial Services assets during the quarter reflected normal seasonal trends in factoring receivables. New origination volume (excluding factoring), although above the preceding quarter, remained below prior year levels by approximately 8%.

    The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions):

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        2001           2001         CHANGE     PERCENT
                                                    ------------   -------------   ---------   --------
Equipment Financing...............................    $10,310.4      $11,063.7     $  (753.3)    (6.8)%
Capital Finance...................................      4,979.4        4,928.7          50.7      1.0%
                                                      ---------      ---------     ---------
Total Equipment Financing and Leasing Segment.....     15,289.8       15,992.4        (702.6)    (4.4)%
                                                      ---------      ---------     ---------

Specialty Finance:
  Commercial......................................      7,118.8        6,979.7         139.1      2.0%
  Consumer........................................      3,775.9        4,203.4        (427.5)   (10.2)%
                                                      ---------      ---------     ---------
Total Specialty Finance Segment...................     10,894.7       11,183.1        (288.4)    (2.6)%
                                                      ---------      ---------     ---------
Commercial Services...............................      4,300.8        5,099.4        (798.6)   (15.7)%
Business Credit...................................      3,541.0        3,544.9          (3.9)    (0.1)%
                                                      ---------      ---------     ---------
Total Commercial Finance Segment..................      7,841.8        8,644.3        (802.5)    (9.3)%
                                                      ---------      ---------     ---------
Structured Finance Segment........................      2,661.5        3,068.4        (406.9)   (13.3)%
                                                      ---------      ---------     ---------
TOTAL FINANCING AND LEASING PORTFOLIO ASSETS......     36,687.8       38,888.2      (2,200.4)    (5.7)%
Finance receivables previously securitized and
  still managed by us.............................     10,442.2       10,147.9         294.3      2.9%
                                                      ---------      ---------     ---------
TOTAL MANAGED ASSETS..............................    $47,130.0      $49,036.1     $(1,906.1)    (3.9)%
                                                      =========      =========     =========

    In addition on September 30, 2001, certain international subsidiaries of CIT, with financing and leasing assets of approximately $1.8 billion, were sold to an affiliate of Tyco. On February 11, 2002 CIT repurchased these international subsidiaries. The receivable from affiliate of $1.6 billion on the Consolidated Balance Sheet at December 31, 2001 has been satisfied.

PAST DUE AND NON-PERFORMING ASSETS

    The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets (finance receivables on non-accrual status and assets received in satisfaction of loans) and the related percentages of finance receivables at December 31, 2001 and September 30, 2001.

                                                          DECEMBER 31, 2001    SEPTEMBER 30, 2001
                                                         -------------------   -------------------
Finance receivables, past due 60 days or more:
  Equipment Financing and Leasing......................  $  471.8     4.36%    $  466.5     4.08%
  Specialty Finance-commercial.........................     213.8     3.90%       188.5     3.39%
  Commercial Finance...................................     197.7     2.52%       151.4     1.75%
  Structured Finance...................................      37.7     1.95%        38.3     1.83%
                                                         --------              --------
    Total Commercial...................................     921.0     3.53%       844.7     3.05%
  Specialty Finance-consumer...........................     183.1     5.88%       188.2     6.12%
                                                         --------              --------
    Total..............................................  $1,104.1     3.78%    $1,032.9     3.35%
                                                         ========              ========

Non-performing assets:
  Equipment Financing and Leasing......................  $  421.0     3.89%    $  457.3     4.00%
  Specialty Finance-commercial.........................     112.4     2.05%        87.0     1.57%
  Commercial Finance...................................     144.6     1.84%       105.6     1.22%
  Structured Finance...................................      92.2     4.76%       110.0     5.27%
                                                         --------              --------
    Total Commercial...................................     770.2     2.95%       759.9     2.74%
  Specialty Finance-consumer...........................     170.3     5.47%       169.4     5.51%
                                                         --------              --------
    Total..............................................  $  940.5     3.22%    $  929.3     3.02%
                                                         ========              ========

    Past due and non-performing assets increased as a percentage of finance receivables from September 30, 2001 as a result of weak economic conditions and the lower asset levels in the current quarter due to asset sales and liquidations. Commercial Finance past dues and non-performing assets increased due to continued weakness in the retail and manufacturing sectors.

CONCENTRATIONS

    Our ten largest financing and leasing asset accounts in the aggregate accounted for 4.1% of our total financing and leasing assets at December 31, 2001 (with the largest account representing less than 1%), all of which are commercial accounts secured by either equipment, accounts receivable or inventory.

    At December 31 and September 30, 2001, our managed asset geographic diversity did not differ significantly from our owned asset geographic diversity.

    Our financing and leasing asset portfolio in North America is diversified by region. At December 31, 2001, with the exception of California (11.5%), New York (9.2%), and Texas (7.7%), no state or province within any region represented more than 4.5% of owned financing and leasing assets. Our December 2001 managed and owned asset geographic composition did not significantly differ from our September 2001 managed and owned asset geographic composition.

    Financing and leasing assets to foreign obligors other than Canada totaled $3.1 billion at both December 31 and September 30, 2001. Our foreign exposure was geographically dispersed, with no other individual country exposure greater than 1.0% of financing and leasing assets at each period. On February 11, 2002, CIT repurchased certain international subsidiaries, previously sold to an affiliate of Tyco.

    At December 31, 2001 we had approximately $200 million of US Dollar-denominated loans and assets outstanding to customers located or doing business in Argentina. The Argentine government has recently instituted economic reforms, including the conversion of certain dollar-denominated loans into pesos. We are currently assessing the impact of these government actions on our US Dollar-denominated loans and assets and reserve for credit losses.

LIQUIDITY RISK MANAGEMENT

    As discussed in Note 9, on February 5, 2002, we drew down our $8.5 billion unsecured bank credit facilities, which have historically been maintained as liquidity support for our commercial paper programs. The proceeds are being used to satisfy outstanding commercial paper obligations at the scheduled maturities. The facilities are revolving credit and floating-rate term bank loans. The maturities of the facilities are as follows: $4.0 billion in March 2002 (with a one year term-out option to convert the maturity to March 2003), $0.8 billion in April 2003 and $3.7 billion in March 2005. Weighted-average interest on the facilities is approximately LIBOR plus 31 basis points. We expect to return to the commercial paper market at some time in the future with a dealer-based program. This draw down followed Tyco's announcement of plans to separate into four independent public companies, as well as a similar draw down of bank lines by Tyco.

    Following the downgrade of Tyco, each of our ratings were downgraded by Standard & Poor's and Fitch, while Moody's confirmed our ratings, resulting in the ratings shown in the following table:

                                              AT DECEMBER 31, 2001     AT FEBRUARY 13, 2002
                                             ----------------------   ----------------------
                                             SHORT TERM   LONG TERM   SHORT TERM   LONG TERM
                                             ----------   ---------   ----------   ---------
Moody's....................................     P-1           A2         P-1           A2
Standard & Poor's..........................     A-1           A+         A-2           A-
Fitch......................................      F1           A+          F2           A-

------------------------

    THE SECURITY RATINGS STATED ABOVE ARE NOT A RECOMMENDATION TO BUY, SELL OR HOLD SECURITIES AND MAY BE SUBJECT TO REVISION OR WITHDRAWAL BY THE ASSIGNING RATING ORGANIZATION. EACH RATING SHOULD BE EVALUATED INDEPENDENTLY OF ANY OTHER RATING.

    On February 4, 2002, we announced that we are undertaking several initiatives to strengthen our financial position. These initiatives include: plans to establish new securitization facilities that provide access to approximately $3.0 billion of financing; plans to establish a dealer group for our commercial paper program; and plans to amend existing public debt indentures to limit or restrict intercompany transactions with Tyco, including prohibiting the extension of loans and payment of dividends.

    The contractual maturities of our commercial paper and term debt from February 4, 2002 to September 30, 2002 is shown in the following table ($ in millions):

                                                                                                 JULY-
                                        FEBRUARY    MARCH      APRIL       MAY        JUNE     SEPTEMBER     TOTAL
                                        --------   --------   --------   --------   --------   ---------   ---------
Commercial paper maturities(1)........  $5,169.0   $2,777.0   $  471.0   $  154.0    $   --    $   32.0    $ 8,603.0
Term debt maturities..................     375.0      301.0    1,446.0    1,104.0     823.0     2,033.0      6,082.0
                                        --------   --------   --------   --------    ------    --------    ---------
    Totals............................  $5,544.0   $3,078.0   $1,917.0   $1,258.0    $823.0    $2,065.0    $14,685.0
                                        ========   ========   ========   ========    ======    ========    =========

------------------------------

(1)  Represents commercial paper, net of overnight deposits.

    Our short-term liquidity plan focuses on the funds required to meet scheduled maturities of commercial paper and term debt. While we expect to access the public debt markets, the plan assumes that commercial paper maturities will be substantially paid with the $8.5 billion in proceeds from the bank lines and that funds required to meet term debt maturities will be paid via securitizations, including existing commercial equipment vehicles and the additional $3.0 billion in facilities described above. Proceeds from paydowns on our existing receivables are expected to be used to fund new portfolio volume. We expect over time to have our ratings reviewed by the rating agencies to regain cost effective access to the public debt markets.

    From time to time, CIT files registration statements for debt securities which it may sell in the future. At February 10, 2002, we had $14.7 billion of registered, but unissued, debt securities available under a shelf registration statement and $9.6 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program.

    We expect our net finance income to decrease prospectively as a result of drawing down on bank credit facilities to repurchase outstanding commercial paper and increased costs of other alternative financing sources, as discussed above.

CAPITALIZATION

    The following table presents information regarding our capital structure ($ in millions):

                                                              DECEMBER 31, 2001   SEPTEMBER 30, 2001
                                                              -----------------   ------------------
Commercial paper............................................      $ 7,789.7            $ 8,621.5
Term debt...................................................       25,939.9             26,780.1
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely debentures
  of the Company ("Preferred Capital Securities")...........          259.0                260.0
Shareholder's equity(1).....................................       10,891.1             10,661.4
                                                                  ---------            ---------
Total capitalization........................................       44,879.7             46,323.0
Goodwill and other intangible assets........................       (6,857.1)            (6,569.5)
                                                                  ---------            ---------
Total tangible capitalization...............................      $38,022.6            $39,753.5
                                                                  =========            =========
Tangible shareholder's equity(1) and Preferred Capital
  Securities to managed assets..............................           9.11%                8.88%
Total debt (excluding overnight deposits) to tangible
  shareholder's equity(1) and Preferred Capital
  Securities................................................           7.71x                8.06x

------------------------------

(1) Shareholder's equity excludes Accumulated other comprehensive loss relating to derivative financial instruments and unrealized gains on equity and securitization investments.

    On January 22, 2002, Tyco announced a plan to separate into four independent, publicly-traded companies. Under the plan, common shares of CIT are expected to be distributed to Tyco shareholders in the second quarter of calendar 2002. However, Tyco will consider other options, including selling CIT.

    On February 5, 2002, we drew down on our $8.5 billion unsecured bank credit facilities. We are using the proceeds to satisfy our outstanding commercial paper obligations at the scheduled maturities.

    On February 11, 2002, we repurchased the international subsidiaries, that we had previously sold to an affiliate of Tyco on September 30, 2001. In conjunction with this repurchase, the receivable of $1.6 billion with affiliates has been satisfied.

SECURITIZATION AND JOINT VENTURE ACTIVITIES

    We utilize joint ventures and special purpose entities (SPE's) in the normal course of business to execute securitization transactions and conduct business in key vendor relationships.

    Securitization Transactions--SPE's are used to achieve "true sale" and bankruptcy remote requirements for these transactions in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Pools of assets are originated and sold to independent trusts (the SPE's), which in turn issue securities to investors solely backed by asset pools. Accordingly, CIT has no legal obligations to repay the investment certificates in the event of a default by the Trust. CIT retains the servicing rights and participates in certain cash flows of the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded in other assets as a "retained interest." Assets securitized are shown in our managed assets and our capitalization ratios on managed assets.

    Joint Ventures--We utilize joint ventures to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture entity and purchased by CIT. These distinct legal entities are jointly owned by the vendor partner and CIT, and there is no third-party debt involved. These arrangements are accounted for on the equity method, with profits and losses distributed according to the joint venture agreement.

    Commitments and Contingencies--In the normal course of business, we grant commitments to extend additional financing and leasing asset credit and we have commitments to purchase commercial aircraft for lease to third parties. We also enter into various credit-related commitments, including letters of credit, acceptances and guarantees. These financial arrangements generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized on the Consolidated Balance Sheet. To minimize potential credit risk, we generally require collateral and other credit-related terms from the customer.

ACCOUNTING POLICIES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The following accounting policies include inherent risks and uncertainties related to judgments and assumptions made by management. Management's estimates are based on the relevant information available at the end of each period.

    Investments--Investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method. Management uses judgment in determining when an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings.

    Charge-off of Finance Receivables--Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers).

    Impaired Loans--Loan impairment is defined as any shortfall between the estimated value and the recorded investment in the loan, with the estimated value determined using the fair value of the collateral, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate.

    Retained Interests in Securitizations--Significant financial assumptions, including loan pool credit losses, prepayment speeds and discount rates, are utilized to determine the fair values of retained interests, both at the date of the securitization and in the subsequent quarterly valuations of retained interests. Any resulting losses, representing the excess of carrying value over estimated fair value, are recorded in current earnings. However, unrealized gains are reflected in shareholder's equity as part of other comprehensive income, rather than in earnings.

    Lease Residual Values--Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. Management performs periodic reviews of the estimated residual values, with impairment, other than temporary, recognized in the current period.

    Reserve for Credit Losses--The reserve for credit losses is periodically reviewed by management for adequacy considering economic conditions, collateral values and credit quality indicators, including historical and expected charge-off experience and levels of past-due loans and non-performing assets.

Management uses judgment in determining the level of the consolidated reserve for credit losses and in evaluating the adequacy of the reserve.

STATISTICAL DATA

    The following table presents components of net income as a percent of AEA, along with other selected financial data ($ in millions):

                                                              QUARTER ENDED   QUARTER ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              -------------   -------------
                                                               (SUCCESSOR)    (PREDECESSOR)
FINANCE INCOME..............................................        12.15%          13.35%
Interest expense............................................         3.91            6.26
                                                                ---------       ---------
  Net finance income........................................         8.24            7.09
Depreciation on operating lease equipment...................         3.03            3.34
                                                                ---------       ---------
  Net finance margin........................................         5.21            3.75
Provision for credit losses.................................         1.19            0.61
                                                                ---------       ---------
Net finance margin, after provision for credit losses.......         4.02            3.14
Other revenue...............................................         2.70            2.09
                                                                ---------       ---------
  OPERATING MARGIN..........................................         6.72            5.23
Salaries and general operating expenses.....................         2.36            2.49
Goodwill amortization.......................................           --            0.22
                                                                ---------       ---------
  OPERATING EXPENSES........................................         2.36            2.71
                                                                ---------       ---------
  Income before income taxes................................         4.36            2.52
Provision for income taxes..................................        (1.65)          (0.95)
Minority interest in subsidiary trust holding solely
  debentures of the Company.................................        (0.03)          (0.03)
                                                                ---------       ---------
  Net income................................................         2.68%           1.54%
                                                                =========       =========
Average earning assets......................................    $35,695.0       $41,669.0
                                                                =========       =========

ACCOUNTING PRONOUNCEMENTS

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

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this document are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

    - our liquidity risk management,

    - our credit risk management,

    - our asset/liability risk management,

    - our separation from Tyco, and Tyco's plans with respect to such separation,

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

    - uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

    - adequacy of reserves for credit losses,

    - risks associated with the value and recoverability of leased equipment and lease residual values,

    - changes in regulations governing our business and operations or permissible activities,

    - changes in competitive factors,

    - future acquisitions and dispositions of businesses or asset portfolios, and

    - the effects, risks and uncertainties of the implementation of Tyco's plan to separate into four independent public companies.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

          3.4 Certificate of Amendment to the Certificate of Incorporation, effective February 8, 2001.

         10.2           364-Day Credit Agreement, dated as of March 28, 2000, among
                        CIT Group Inc. (formerly known as Tyco Capital Corporation and The CIT Group, Inc.), the banks party thereto, J.P.
                        Morgan Securities Inc. (formerly known as Chase Securities
                        Inc.), as Arranger, Barclays Bank PLC, Bank of America,
                        N.A., Citibank, N.A. and The Dai-Ichi Kangyo Bank, Limited,
                        as Syndication Agents, and JP Morgan Chase Bank (formerly
                        known as The Chase Manhattan Bank), as Administrative Agent
                        ("364-Day Credit Agreement").

         10.3           Amendment No. 1 to 364-Day Credit Agreement, dated as of
                        March 27, 2001.

         10.4           Assumption Agreement, dated as of June 1, 2001, to 364-Day
                        Credit Agreement.

         10.5           Additional Bank Agreement, dated as of August 1, 2000, to
                        364-Day Credit Agreement.

         10.6           5-Year Credit Agreement, dated as of March 28, 2000, among
                        CIT Group Inc. (formerly known as Tyco Capital Corporation and The CIT Group, Inc.), the banks party thereto, J.P.
                        Morgan Securities Inc. (formerly known as Chase Securities
                        Inc.), as Arranger, Barclays Bank PLC, Bank of America,
                        N.A., Citibank, N.A. and The Dai-Ichi Kangyo Bank, Limited,
                        as Syndication Agents, and JP Morgan Chase Bank (formerly
                        known as The Chase Manhattan Bank), as Administrative Agent
                        ("5 Year Credit Agreement").

         10.7           Assumption Agreement, dated as of June 1, 2001, to 5 Year
                        Credit Agreement.

         10.8           Additional Bank Agreement, dated as of August 1, 2000, to 5
                        Year Credit Agreement.

         10.9           $765,000,000 Credit Agreement, dated as of April 13, 1998, among Capita Corporation (formerly known as AT&T Capital
                        Corporation), as Borrower, CIT Group Inc. (formerly known as
                        Tyco Capital Corporation and The CIT Group, Inc.), as
                        Guarantor, the banks party thereto (the "Banks"), JP Morgan
                        Chase Bank (formerly known as Morgan Guaranty Trust Company of New York), as Administrative Agent, Canadian Imperial
                        Bank of Commerce, as Syndication Agent, JP Morgan Chase Bank
                        (formerly known as The Chase Manhattan Bank) and Deutsche
                        Bank AG, New York Branch, as Co-Documentation Agents, and
                        J.P. Morgan Securities Inc. and CIBC Oppenheimer Corp., as
                        Arrangers ("Capita Corporation Credit Agreement").

        10.10 Amendment No. 1 to Capita Corporation Credit Agreement, dated as of April 9, 1999.

        10.11 Amendment No. 2 to Capita Corporation Credit Agreement, dated as of November 15, 1999.

        10.12 Amendment No. 3 to Capita Corporation Credit Agreement, dated as of May 30, 2001.

        10.13           Assumption Agreement, dated as of June 1, 2001, to Capita
                        Corporation Credit Agreement.

        10.14 Guaranty by CIT Group Inc., dated as of November 15, 1999, of Capita Corporation Credit Agreement.

        10.15           364-Day Credit Agreement, dated as of March 27, 2001, among
                        Tyco Capital (Canada) Inc. (formerly known as CIT Financial
                        Ltd.), the banks party thereto, as lenders, Royal Bank of
                        Canada, as Administrative Agent, and Canadian Imperial Bank
                        of Commerce and The Chase Manhattan Bank of Canada, as
                        Syndication Agents ("Canadian 364-Day Credit Agreement").

        10.16           Guaranty of CIT Group Inc., dated as of March 27, 2001, of
                        Canadian 364-Day Credit Agreement.

           12           Computation of Ratios of Earnings to Fixed Charges.

    (b) Current Report on Form 8-K filed on October 1, 2001 reporting that the Company had changed its name and changed its fiscal year end from December 31 to September 30.

       Current Report on Form 8-K filed on October 22, 2001 reporting the Company's announcement of financial results for the quarter ended September 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CIT GROUP INC.

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

Date: February 14, 2002