Form 10-Q
period 2002-03-31
CIT GROUP INC
filed 2002-05-15
CIK 20388

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                         COMMISSION FILE NUMBER: 1-1861

                             ---------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 13, 2002, there were 100 shares of the Registrant's common stock outstanding, all of which are held indirectly by Tyco International Ltd.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CIT GROUP INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:

Item 1--Consolidated Financial Statements...................       1

  Consolidated Balance Sheets (Unaudited)...................       1

  Consolidated Statements of Income (Unaudited).............       2

  Consolidated Statements of Shareholder's Equity
    (Unaudited).............................................       3

  Consolidated Statements of Cash Flows (Unaudited).........       4

  Notes to Consolidated Financial Statements (Unaudited)....    5-19

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   20-36

PART II--OTHER INFORMATION:

Item 6--Exhibits and Reports on Form 8-K....................      37

Signatures..................................................      38

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        CIT GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN MILLIONS)

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
ASSETS
Financing and leasing assets:
  Finance receivables.......................................  $26,297.7     $31,879.4
  Reserve for credit losses.................................    (554.9)        (492.9)
                                                              ---------     ---------
  Net finance receivables...................................  25,742.8       31,386.5
  Operating lease equipment, net............................   6,604.0        6,402.8
  Finance receivables held for sale.........................     645.2        2,014.9
Interest in trade receivables, net of valuation reserve of
  $25.8.....................................................   2,510.9             --
Cash and cash equivalents...................................   2,257.8          808.0
Receivables from affiliates.................................        --          200.0
Goodwill, net...............................................   6,896.1        6,547.5
Other assets................................................   4,239.4        3,730.4
                                                              ---------     ---------
  TOTAL ASSETS..............................................  $48,896.2     $51,090.1
                                                              =========     =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Commercial paper..........................................  $  709.9      $ 8,869.2
  Variable-rate bank credit facilities......................   8,518.4             --
  Variable-rate senior notes................................   8,700.5        9,614.6
  Fixed-rate senior notes...................................  15,806.1       17,113.9
  Subordinated fixed-rate notes.............................        --          100.0
                                                              ---------     ---------
Total debt..................................................  33,734.9       35,697.7
Credit balances of factoring clients........................   1,543.5        2,392.9
Accrued liabilities and payables............................   2,346.5        2,141.5
                                                              ---------     ---------
  TOTAL LIABILITIES.........................................  37,624.9       40,232.1
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely debentures
  of the Company............................................     258.6          260.0
Shareholder's Equity:
  Parent company investment.................................  10,422.4       10,422.4
  Retained earnings.........................................     648.7          252.4
  Accumulated other comprehensive loss......................     (58.4)         (76.8)
                                                              ---------     ---------
  TOTAL SHAREHOLDER'S EQUITY................................  11,012.7       10,598.0
                                                              ---------     ---------
  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY................  $48,896.2     $51,090.1
                                                              =========     =========

          See Notes to Consolidated Financial Statements (Unaudited).

                        CIT GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 (IN MILLIONS)

                                                       FOR THE QUARTERS             FOR THE SIX MONTHS
                                                        ENDED MARCH 31,               ENDED MARCH 31,
                                                  ---------------------------   ---------------------------
                                                     2002           2001           2002           2001
                                                  (SUCCESSOR)   (PREDECESSOR)   (SUCCESSOR)   (PREDECESSOR)
                                                  -----------   -------------   -----------   -------------
FINANCE INCOME..................................   $1,106.7       $1,376.8       $2,305.7       $2,768.0
Interest expense................................      348.3          625.7          721.3        1,277.9
                                                   --------       --------       --------       --------
Net finance income..............................      758.4          751.1        1,584.4        1,490.1
Depreciation on operating lease equipment.......      310.2          346.4          648.7          694.8
                                                   --------       --------       --------       --------
Net finance margin..............................      448.2          404.7          935.7          795.3
Provision for credit losses.....................      195.0           68.3          307.9          132.1
                                                   --------       --------       --------       --------
Net finance margin after provision for credit
  losses........................................      253.2          336.4          627.8          663.2
Other revenue...................................      232.1          211.6          477.2          428.9
                                                   --------       --------       --------       --------
OPERATING MARGIN................................      485.3          548.0        1,105.0        1,092.1
                                                   --------       --------       --------       --------
Salaries and general operating expenses.........      226.9          263.5          457.4          522.8
Goodwill amortization...........................         --           22.5             --           45.0
                                                   --------       --------       --------       --------
OPERATING EXPENSES..............................      226.9          286.0          457.4          567.8
                                                   --------       --------       --------       --------
Income before provision for income taxes........      258.4          262.0          647.6          524.3
Provision for income taxes......................      (98.4)         (99.0)        (246.3)        (198.3)
Minority interest in subsidiary trust holding
  solely debentures of the Company, after tax...       (2.7)          (2.9)          (5.0)          (5.8)
                                                   --------       --------       --------       --------
NET INCOME......................................   $  157.3       $  160.1       $  396.3       $  320.2
                                                   ========       ========       ========       ========

          See Notes to Consolidated Financial Statements (Unaudited).

                        CIT GROUP INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)
                                 (IN MILLIONS)

                                                                         ACCUMULATED
                                                  PARENT                    OTHER           TOTAL
                                                 COMPANY     RETAINED   COMPREHENSIVE   SHAREHOLDER'S
                                                INVESTMENT   EARNINGS   (LOSS) INCOME      EQUITY
                                                ----------   --------   -------------   -------------
SEPTEMBER 30, 2001............................  $10,422.4     $252.4        $(76.8)       $10,598.0
                                                                                          ---------
Net income....................................                 396.3                          396.3
Foreign currency translation adjustments......                               (33.4)           (33.4)
Unrealized gain on equity and securitization
  investments, net............................                                21.3             21.3
Change in fair values of derivatives
  qualifying as cash flow hedges..............                                30.5             30.5
                                                                                          ---------
Total comprehensive income....................                                                414.7
                                                ---------     ------        ------        ---------
MARCH 31, 2002................................  $10,422.4     $648.7        $(58.4)       $11,012.7
                                                =========     ======        ======        =========

          See Notes to Consolidated Financial Statements (Unaudited).

                        CIT GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                                  FOR THE SIX MONTHS
                                                                    ENDED MARCH 31,
                                                              ---------------------------
                                                                 2002           2001
                                                              -----------   -------------
                                                              (SUCCESSOR)   (PREDECESSOR)
CASH FLOWS FROM OPERATIONS
Net income..................................................   $   396.3      $   320.2
Adjustments to reconcile net income to net cash flows from
  operations:
  Provision for credit losses...............................       307.9          132.1
  Depreciation and amortization.............................       662.8          762.1
  Provision for deferred federal income taxes...............       203.3          249.5
  Gains on equipment, receivable and investment sales.......      (118.2)        (188.1)
  Increase in other assets..................................       (42.9)        (374.4)
  (Decrease) increase in accrued liabilities and payables...      (356.9)          90.4
  Other.....................................................        20.0           32.1
                                                               ---------      ---------
Net cash flows provided by operations.......................     1,072.3        1,023.9
                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended..............................................   (24,588.4)     (25,180.3)
Collections on loans........................................    21,398.1       21,475.1
Proceeds from asset and receivable sales....................     6,743.2        3,972.4
Purchases of assets to be leased............................    (1,020.9)      (1,196.0)
Net decrease in short-term factoring receivables............       157.1           91.3
Purchase of finance receivable portfolios...................      (365.5)        (123.3)
Other.......................................................       (63.1)         (27.7)
                                                               ---------      ---------
Net cash flows provided by (used for) investing
  activities................................................     2,260.5         (988.5)
                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of variable and fixed-rate notes.................    (2,846.9)      (5,922.5)
Proceeds from the issuance of variable and fixed-rate
  notes.....................................................     9,043.4        5,470.2
Net (decrease) increase in commercial paper.................    (8,159.3)         370.6
Cash collected for prior period capital contribution from
  Parent....................................................       200.0             --
Net (repayment) collection of non-recourse leveraged lease
  debt......................................................      (120.2)          14.8
Cash dividends paid.........................................          --          (52.5)
Treasury stock issued.......................................          --            4.6
                                                               ---------      ---------
Net cash flows used for financing activities................    (1,883.0)        (114.8)
                                                               ---------      ---------
Net increase (decrease) in cash and cash equivalents........     1,449.8          (79.4)
Cash and cash equivalents, beginning of period..............       808.0          819.4
                                                               ---------      ---------
Cash and cash equivalents, end of period....................   $ 2,257.8      $   740.0
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

    BASIS OF PRESENTATION--These financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all of the information and note disclosures required by generally accepted accounting principles ("GAAP") in the United States and should be read in conjunction with the Company's Annual Report on Form 10-K for the transitional nine-month period ended September 30, 2001. These financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT's financial position and results of operations. Certain prior period amounts have been reclassified to conform to current period presentation.

    On June 1, 2001, the Company was acquired by a wholly-owned subsidiary of Tyco International Ltd. in a purchase business combination. Tyco
International Ltd. and its subsidiaries, excluding CIT and its subsidiaries, are referred to herein as the "Parent" or "Tyco." In accordance with the guidelines for accounting for business combinations, the purchase price paid by Tyco plus related purchase accounting adjustments, were "pushed down" and recorded in CIT's financial statements for the periods after June 1, 2001, resulting in a new basis of accounting for the "successor" period beginning June 2, 2001. As of the acquisition date, assets and liabilities were recorded at estimated fair value in CIT's financial statements. Any resulting premiums or discounts are being accreted or amortized on a level yield basis over the remaining estimated lives of the corresponding assets or liabilities. Information relating to all "predecessor" periods prior to the acquisition is presented using CIT's historical basis of accounting. CIT operates its businesses independently as an indirect wholly-owned subsidiary of Tyco (see Note 2).

    On February 11, 2002, CIT repurchased certain international subsidiaries that had previously been sold to an affiliate of Tyco on September 30, 2001. The reacquisition of these subsidiaries has been accounted for as a merger of entities under common control. Accordingly, the balances contained within the financial statements and footnotes include the results of operations, financial position and cash flows of the international subsidiaries repurchased from Tyco for all periods presented and, as a result, will vary slightly from comparable information reported in CIT's Form 10-K for the transition period ended September 30, 2001.

    To enhance liquidity, CIT entered into a securitization related to $3.4 billion of factoring receivables during the March 31, 2002 quarter. CIT retained a $2.5 billion interest in these receivables, which is presented on the Consolidated Balance Sheet as Interest in Trade Receivables, net.

NOTE 2--ACQUISITION BY TYCO

    The purchase price paid by Tyco for CIT plus related purchase accounting adjustments was valued at approximately $9.5 billion and is presented as "Parent company investment" as of June 1, 2001 in the Consolidated Statements of Shareholder's Equity. The $9.5 billion value consisted of the following: the issuance of approximately 133.0 million Tyco common shares valued at $6,650.5 million on June 1, 2001 in exchange for approximately 73% of the outstanding CIT common stock (including exchangeable shares of CIT
Exchangeco, Inc.); the payment of $2,486.4 million in cash to The Dai-Ichi Kangyo Bank, Limited ("DKB") on June 1, 2001 for approximately 27% of the outstanding CIT common stock; the issuance of stock options for Tyco common shares valued at $318.6 million in exchange for CIT stock

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 2--ACQUISITION BY TYCO (CONTINUED)
options; and the payment of $29.2 million in acquisition-related costs incurred by Tyco. In addition, $22.3 million in acquisition-related costs incurred by Tyco were paid by Tyco and have been reflected in CIT's equity as an additional capital contribution. The purchase of the CIT common stock held by DKB, which was contingent upon the satisfaction of the conditions to the merger, took place on June 1, 2001 immediately prior to the closing of the merger. Additionally, Tyco made capital contributions totaling $898.3 million for the period June 2, 2001 through September 30, 2001. There were no further capital contributions from Tyco subsequent to September 30, 2001, although the $200.0 million note receivable at September 30, 2001 realting to the prior year capital contribution was paid by Tyco during the six months ended March 31, 2002.

    In connection with the acquisition by Tyco, CIT recorded acquired assets and liabilities at their estimated fair values. Fair value estimates are subject to future adjustment when appraisals or other valuation data are obtained or when restructuring plans are committed to and finalized. If finalized during the first year following the acquisition date, such liabilities are recorded as additional purchase accounting adjustments as provided under GAAP.

    During the quarter and six months ended March 31, 2002, CIT recorded additions to goodwill of $61.0 million and $348.6 million, respectively. Goodwill adjustments relate to fair value adjustments to purchased assets and liabilities, and accruals relating to severance, facilities or other expenses incurred as a result of the purchase transaction. The current quarter adjustment primarily related to finalizing severance related liabilities and to the restructuring of certain international operations, while the prior quarter adjustment related to finalizing exit and restructuring plans for the sale or liquidation of certain non-strategic portfolios, including franchise finance, manufactured housing and recreational vehicle, as well as the finalization of appraisals and valuation data. Management does not expect further additions to goodwill, as all exit and restructuring plans were completed and approved by March 31, 2002.

    The following table summarizes purchase accounting liabilities (pre-tax) related to severance of employees and closing facilities that were recorded during the six months ended March 31, 2002 in connection with the acquisition by Tyco. Fair value adjustments and adjustments related to the sale or liquidation of certain non-strategic portfolios are not included ($ in millions).

                                                        SEVERANCE              FACILITIES
                                                   --------------------   ---------------------
                                                                            NUMBER
                                                   NUMBER OF                  OF                   OTHER      TOTAL
                                                   EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE    RESERVE
                                                   ---------   --------   ----------   --------   --------   --------
Balance at September 30, 2001....................     263       $25.6         --        $   --     $ 4.4      $ 30.0
Fiscal 2002 acquisition reserves.................     826        58.4         19          20.7        --        79.1
Fiscal 2002 utilization..........................    (620)      (42.5)        --          (0.1)     (1.4)      (44.0)
                                                     ----       -----         --        ------     -----      ------
Balance at March 31, 2002........................     469       $41.5         19        $ 20.6     $ 3.0      $ 65.1
                                                     ====       =====         ==        ======     =====      ======

    The accruals of $79.1 million recorded during the six months ended
March 31, 2002 related to finalizing the Tyco integration plan. These accruals resulted in additional purchase accounting liabilities of $79.1 million, which also increased goodwill and deferred tax assets. These accruals were for the elimination of additional employees related to corporate administrative and other personnel located primarily in North America and Europe. The 19 facilities are located in North America and Europe.

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 3--DERIVATIVE FINANCIAL INSTRUMENTS

    The components of the adjustment to Accumulated Other Comprehensive Loss for derivatives qualifying as hedges of future cash flows at September 30, 2001 and the balance outstanding at March 31, 2002 are presented in the following table ($ in millions):

                                                          ADJUSTMENT OF
                                                          FAIR VALUE OF   INCOME TAX   NET UNREALIZED
                                                           DERIVATIVES     EFFECTS      LOSS (GAIN)
                                                          -------------   ----------   --------------
Balance at September 30, 2001...........................     $102.3         $(38.9)        $ 63.4
Changes in values of derivatives qualifying as cash flow
  hedges................................................      (49.2)          18.7          (30.5)
                                                             ------         ------         ------
Balance at March 31, 2002...............................     $ 53.1         $(20.2)        $ 32.9
                                                             ======         ======         ======

    The unrealized loss as of March 31, 2002, presented in the preceding table, primarily reflects our use of interest rate swaps to convert variable-rate debt to fixed-rate debt, and is due to the fact that interest rates have declined from the June 1, 2001 Tyco acquisition date, or from the inception date of the derivative contracts. During the quarter ended March 31, 2002 approximately $0.5 million, before taxes, was recorded as additional interest expense for the ineffective portion of changes in fair values of cash flow hedges. Assuming no change in interest rates, $13.9 million, net of tax, of Accumulated Other Comprehensive Loss is expected to be reclassified to earnings over the next twelve months as contractual cash payments are made. The Accumulated Other Comprehensive Loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swaps.

    CIT uses derivatives for hedging purposes only, and does not enter into derivative financial instruments for trading or speculative purposes. As part of managing the exposure to changes in market interest rates, CIT, as an end-user, enters into various interest rate swap transactions in the over-the-counter markets, with other financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated according to a hedge objective against a specified liability, including senior notes, bank credit facilities, and commercial paper. CIT's primary hedge objectives include the conversion of variable-rate liabilities to fixed rates, and the conversion of fixed-rate liabilities to variable rates. The notional amounts, rates, indices and maturities of CIT's derivatives are required to closely match the related terms of CIT's hedged liabilities.

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 3--DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedge objectives at March 31, 2002:

INTEREST RATE SWAPS                     NOTIONAL AMOUNT                DESCRIPTION
-------------------                     ---------------   --------------------------------------
                                        ($ IN MILLIONS)
Floating to fixed-rate swaps (cash
  flow hedges)........................      $3,322.2      Effectively converts the interest rate
                                                          on an equivalent amount of
                                                          variable-rate borrowings to a fixed
                                                          rate.
Fixed to floating-rate swaps (fair
  value hedges).......................         783.8      Effectively converts the interest rate
                                                          on an equivalent amount of fixed-rate
                                                          senior notes to a variable rate.
Total interest rate swaps.............      $4,106.0
                                            ========

    CIT also utilizes foreign currency exchange forward contracts to hedge currency risk underlying its net investments in foreign operations and cross currency interest rate swaps to hedge both foreign currency and interest rate risk underlying foreign debt. At March 31, 2002, CIT was party to foreign currency exchange forward contracts with notional amounts totaling $3.4 billion and maturities ranging from 2002 to 2006. CIT was also party to cross currency interest rate swaps with notional amounts totaling $2.4 billion and maturities ranging from 2002 to 2027.

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 4--BUSINESS SEGMENT INFORMATION

    The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and consolidated total managed assets at and for the six months ended March 31, 2002 and 2001. Certain prior year balances have been reclassified to conform to the current year presentation ($ in millions).

                             EQUIPMENT
                             FINANCING    SPECIALTY   COMMERCIAL   STRUCTURED    TOTAL
                            AND LEASING    FINANCE     FINANCE      FINANCE     SEGMENTS   CORPORATE(1)   CONSOLIDATED
                            -----------   ---------   ----------   ----------   --------   ------------   ------------
AT AND FOR THE SIX MONTHS
  ENDED MARCH 31, 2002
  (SUCCESSOR)
Operating margin..........    $  319.1    $  411.7     $ 236.6       $  51.1    $1,018.5      $ 86.5        $ 1,105.0
Income taxes..............        68.8        85.4        61.5          12.6       228.3        18.0            246.3
Net income................       129.6       139.4       100.4          20.5       389.9         6.4            396.3
Total financing and
  leasing assets..........    15,489.2    10,937.4     4,436.7       3,035.7    33,899.0          --         33,899.0
Total managed assets......    19,241.7    17,941.3     7,869.1       3,035.7    48,087.8          --         48,087.8
AT AND FOR THE SIX MONTHS
  ENDED MARCH 31, 2001
  (PREDECESSOR)
Operating margin..........    $  367.3    $  465.8     $ 236.6       $  47.2    $1,116.9      $(24.8)       $ 1,092.1
Income taxes..............        80.6        80.3        58.6          13.7       233.2       (34.9)           198.3
Net income................       154.5       130.6        87.2          15.9       388.2       (68.0)           320.2
Total financing and
  leasing assets..........    17,444.4    15,142.0     7,995.3       2,871.3    43,453.0          --         43,453.0
Total managed assets......    22,026.8    21,100.0     7,995.3       2,871.3    53,993.4          --         53,993.4

------------------------------
(1) Goodwill amortization (net of tax) for the six months ended March 31, 2001 was $39.8 million and is reflected in Corporate in the table above. The adoption of Statement of Financial Accounting Standards No. 142 ("SFAS
    No. 142"), which eliminated goodwill amortization in October 2001, combined with improved interest margins and new basis accounting, resulted in the favorable trends in Corporate in comparison to 2001.

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 5--CONCENTRATIONS

   The following table presents the geographic and industry compositions of financing and leasing portfolio assets at March 31, 2002 and September 30, 2001 ($ in millions).

                                                       AT MARCH 31, 2002(1)      AT SEPTEMBER 30, 2001
                                                      -----------------------   -----------------------
GEOGRAPHIC:                                            AMOUNT        PERCENT     AMOUNT        PERCENT
-----------                                           ---------      --------   ---------      --------
North America:
  Northeast.........................................  $ 6,731.5        19.9%    $ 9,117.9        22.4%
  West..............................................    6,092.3        18.0       7,561.7        18.6
  Midwest...........................................    5,754.4        17.0       6,957.3        17.0
  Southeast.........................................    4,478.8        13.2       5,505.4        13.5
  Southwest.........................................    3,805.8        11.2       4,708.1        11.6
  Canada............................................    1,773.3         5.2       1,952.4         4.8
                                                      ---------       -----     ---------       -----
Total North America.................................   28,636.1        84.5      35,802.8        87.9
Other foreign(2)....................................    5,262.9        15.5       4,926.4        12.1
                                                      ---------       -----     ---------       -----
  Total.............................................  $33,899.0       100.0%    $40,729.2       100.0%
                                                      =========       =====     =========       =====

                                                       AT MARCH 31, 2002(1)      AT SEPTEMBER 30, 2001
                                                      -----------------------   -----------------------
INDUSTRY:                                              AMOUNT        PERCENT     AMOUNT        PERCENT
---------                                             ---------      --------   ---------      --------
Manufacturing(3) (none greater than 2.5%)...........  $ 7,061.4        20.8%    $ 8,442.2        20.7%
Commercial airlines.................................    3,917.1        11.6       3,412.3         8.4
Transportation(4)...................................    2,783.1         8.2       2,675.8         6.6
Construction equipment..............................    1,966.8         5.8       2,273.7         5.6
Retail(5)...........................................    1,714.9         5.1       5,020.9        12.3
Communications......................................    1,699.5         5.0       1,590.3         3.9
Service industries..................................    1,663.4         4.9       1,755.3         4.3
Home mortgage.......................................    1,553.4         4.6       2,760.2         6.8
Wholesaling.........................................    1,390.4         4.1       1,435.7         3.5
Other (none greater than 3.3%)......................   10,149.0        29.9      11,362.8        27.9
                                                      ---------       -----     ---------       -----
  Total.............................................  $33,899.0       100.0%    $40,729.2       100.0%
                                                      =========       =====     =========       =====

------------------------------
(1) Excludes $3.4 billion of trade receivables securitized during the quarter ended March 31, 2002, which are primarily North America Retail and
    Manufacturing accounts. Including these receivables, the Northeast percentage would be 21.6%, the Total North America would be 85.9% and Other Foreign would be 14.1%. The Retail exposure would be $4.7 billion (12.7%), Manufacturing $7.5 billion (20.0%), while the other industry category exposures would individually decline by approximately 0.5% to 1.0%.

(2) At March 31, 2002 the Company had approximately $180 million of U.S. dollar-denominated loans and assets outstanding to customers located in or doing business in Argentina. A provision of $95.0 million was recorded during the quarter ended March 31, 2002 relating to the economic reforms instituted by the Argentine government that converted dollar-denominated receivables into the peso.

(3) Includes manufacturers of steel and metal products, textiles and apparel, printing and paper products, and other industries.

(4)  Includes rail, bus, over-the-road trucking and business aircraft.

(5) Includes retailers of general merchandise (1.4%), auto dealers (1.0%) and apparel (0.6%).

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 6--ACCOUNTING CHANGE--GOODWILL AMORTIZATION

   The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the beginning of CIT's fiscal year 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead will be assessed for impairment at least annually. Under the transition provisions of SFAS No. 142, as of October 1, 2001, there was no goodwill impairment. During the six months ended March 31, 2002, circumstances developed that could potentially impair the value of our goodwill. Updated valuations were completed at March 31, 2002, which resulted in no impairment at that date. However, the Company is continuing to evaluate the impairment of goodwill in connection with the recent liquidity events and the proposed initial public offering described in Note 9 below.

    Following is a reconciliation of previously reported net income to pro forma net income excluding goodwill amortization for the quarter and six months ended March 31, 2001 ($ in millions):

                                                  QUARTER ENDED MARCH 31,         SIX MONTHS ENDED MARCH 31,
                                               ------------------------------   ------------------------------
                                                  2002              2001           2002              2001
                                               -----------      -------------   -----------      -------------
                                               (SUCCESSOR)      (PREDECESSOR)   (SUCCESSOR)      (PREDECESSOR)
Net income as reported.......................    $157.3            $160.1          $396.3            $320.2
Goodwill amortization, net of tax............        --              19.9              --              39.8
                                                 ------            ------          ------            ------
Pro forma net income.........................    $157.3            $180.0          $396.3            $360.0
                                                 ======            ======          ======            ======

    Other intangible assets, net, comprised primarily of proprietary computer software and related processes, totaled $19.8 million and $22.0 million at March 31, 2002 and September 30, 2001, respectively, and are included in Other Assets on the Consolidated Balance Sheets. These assets are being amortized over a five year period on a straight-line basis, resulting in an annual amortization of $4.4 million. Amortization of intangible assets of $1.1 million and $2.2 million is included in the results of operations for the quarter and six months ended March 31, 2002, respectively.

    The changes in the carrying amount of goodwill for the six months ended March 31, 2002 are as follows ($ in millions):

                                            EQUIPMENT
                                            FINANCING    SPECIALTY   COMMERCIAL   STRUCTURED
                                           AND LEASING    FINANCE     FINANCE      FINANCE      TOTAL
                                           -----------   ---------   ----------   ----------   --------
Balance as of September 30, 2001.........    $2,627.8    $2,299.3      $985.4       $657.0     $6,569.5
Reclassification of intangible assets to
  other assets...........................          --          --       (22.0)          --        (22.0)
                                             --------    --------      ------       ------     --------
Balances as of September 30, 2001 after
  reclassification.......................     2,627.8     2,299.3       963.4        657.0      6,547.5
Goodwill adjustments related to our
  acquisition by Tyco....................       163.8       178.0         4.1          2.7        348.6
                                             --------    --------      ------       ------     --------
Balance as of March 31, 2002.............    $2,791.6    $2,477.3      $967.5       $659.7     $6,896.1
                                             ========    ========      ======       ======     ========

NOTE 7--RELATED PARTY TRANSACTIONS

    Upon the acquisition, CIT and Tyco entered into an Operating Agreement, dated as of June 1, 2001, which provided that CIT and Tyco will not engage in transactions, including finance, underwriting

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 7--RELATED PARTY TRANSACTIONS (CONTINUED) and asset management and servicing transactions, unless the transactions are at arm's-length and for fair value. In particular, Tyco agreed that CIT will have sole discretion and decision-making authority where CIT is underwriting, managing and servicing assets in transactions originated through Tyco. CIT and Tyco also agreed to limit dividends and distributions from CIT to Tyco to
(i) fifteen percent (15%) of CIT's cumulative net income, plus (ii) the net capital contribution by Tyco to CIT, in each case through the date of such dividend, distribution or declaration, and that CIT will at all times maintain its books, records and assets separately from Tyco. The Operating Agreement will terminate if CIT ceases to be a subsidiary of Tyco.

    On February 14, 2002, CIT amended its public debt indentures to prohibit CIT from:

    - declaring or paying any dividend, or making any other payment or distribution on its capital stock to Tyco or any of Tyco's affiliates, except dividends or distributions payable in common stock of CIT;

    - purchasing, redeeming or otherwise acquiring or retiring for value any capital stock of CIT except in exchange for the common stock of CIT;

    - purchasing or selling any material properties or assets from or to, or consummating any other material transaction with, Tyco or any of Tyco's affiliates, except on terms that are no less favorable than those that could be reasonably expected to be obtained in a comparable transaction with an unrelated third party; and

    - making an investment in Tyco or any of Tyco's affiliates in the form of
      (1) advances, loans or other extensions of credit to Tyco or any of Tyco's affiliates, (2) capital contributions to or in Tyco or any of Tyco's affiliates, or (3) acquisitions of any bonds, notes, debentures or other debt instruments of, or any stock, partnership, membership or other equity or beneficial interests in, Tyco or any of Tyco's affiliates.

    These restrictions do not restrict the merger of CIT with and into CIT's immediate parent corporation, or a merger of CIT's immediate parent corporation with and into CIT, provided that the surviving corporation of the merger has a consolidated tangible net worth immediately after the merger that is not less than the consolidated tangible net worth of CIT immediately prior to the merger. These provisions will no longer apply if (i) CIT and its subsidiaries are consolidated or merged into another entity (other than Tyco or any of Tyco's affiliates) or substantially all of CIT and its subsidiaries' properties, common stock or assets are sold, assigned, leased, transferred, conveyed or otherwise disposed of in one or more transactions or (ii) once Tyco owns less than 50% of our common stock as long as at least two-thirds of our board of directors is not affiliated with Tyco.

    On September 30, 2001, CIT sold certain international subsidiaries to a non-U.S. subsidiary of Tyco at net book value. As a result of this sale, CIT had receivables from affiliates totaling $1,440.9 million, representing its debt investment in these subsidiaries. Following Tyco's announcement on January 22, 2002 that it planned to separate into four independent, publicly-traded companies, CIT repurchased the international subsidiaries on February 11, 2002 at net book value, and the receivables from affiliates in conjunction with this repurchase were satisfied.

    CIT has entered into a number of equipment loans and leases with affiliates of Tyco. Loan and lease terms generally range from 3 to 12 years. Tyco has guaranteed payment and performance obligations under each loan and lease agreement. At March 31, 2002, the aggregate amount

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 7--RELATED PARTY TRANSACTIONS (CONTINUED) outstanding under these equipment loans and leases was approximately $84.2 million, and the aggregate amount outstanding upon delivery of all applicable equipment will be approximately $129.3 million.

    CIT has periodically entered into receivable and portfolio purchase agreements with affiliates of Tyco, pursuant to which CIT purchases conditional purchase agreements, servicing contracts and other forms of receivables between the Tyco affiliate and its customers. Certain of these purchase agreements were entered into prior to the Tyco affiliate being acquired by Tyco. At March 31, 2002, the aggregate amount outstanding under these purchase agreements was approximately $32.8 million.

    During the quarter ended September 30, 2001, certain subsidiaries of Tyco sold receivables totaling $318.0 million to CIT in a factoring transaction for $297.8 million in cash. The difference of $20.2 million represents a holdback of $15.9 million and a discount of $4.3 million (fee income which is recognized by CIT as income over the term of the transaction). During the quarter ended December 31, 2001, CIT increased the capacity available under the factoring program with Tyco from $318.0 million to $384.4 million and sold receivables for $360.0 million in cash. The difference of $24.4 million represents a holdback of $19.2 million and a discount of $5.2 million (fee income which is recognized by CIT as income over the term of the transaction). On April 28, 2002, the capacity of the program was reduced to $337.6 million.

    Certain of CIT's operating expenses are paid by Tyco and billed to CIT. As of March 31, 2002, CIT has outstanding payables to subsidiaries of Tyco totaling $26.3 million related primarily to these charges.

    On May 1, 2002, CIT assumed a corporate aircraft lease obligation from Tyco. The assumed lease obligation is approximately $16.0 million and extends for 134 months beginning on May 1, 2002. Prior to Tyco's acquisition, CIT had an agreement to purchase this aircraft directly from the previous owner.

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 8--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

    The following presents condensed consolidating financial information for CIT Holdings LLC and its wholly-owned subsidiary, Capita Corporation (formerly AT&T Capital Corporation). CIT has guaranteed on a full and unconditional basis the existing registered debt securities and certain other indebtedness of these subsidiaries.

                          CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002
                                  (SUCCESSOR)

                                                                    CIT
                                                     CAPITA      HOLDINGS       OTHER
($ IN MILLIONS)                   CIT GROUP INC.   CORPORATION      LLC      SUBSIDIARIES   ELIMINATIONS     TOTAL
---------------                   --------------   -----------   ---------   ------------   ------------   ---------
ASSETS
Net finance receivables.........    $  1,497.6       $2,941.6    $   891.2    $20,412.4      $       --    $25,742.8
Operating lease equipment,
  net...........................            --          962.6        216.6      5,424.8              --      6,604.0
Finance receivables held for
  sale..........................            --           40.6        241.6        363.0              --        645.2
Cash and cash equivalents.......       1,872.5          129.8        228.2         27.3              --      2,257.8
Other assets....................      12,519.8          311.2        203.5     11,624.6       (11,012.7)    13,646.4
                                    ----------       --------    ---------    ---------      ----------    ---------
  TOTAL ASSETS..................    $ 15,889.9       $4,385.8    $ 1,781.1    $37,852.1      $(11,012.7)   $48,896.2
                                    ==========       ========    =========    =========      ==========    =========
LIABILITIES AND SHAREHOLDER'S
  EQUITY
Debt............................    $ 29,045.7       $2,337.7    $ 2,245.2    $   106.3      $       --    $33,734.9
Credit balances of factoring
  clients.......................            --             --           --      1,543.5              --      1,543.5
Other liabilities...............     (24,168.5)       1,532.1     (2,349.8)    27,332.7              --      2,346.5
                                    ----------       --------    ---------    ---------      ----------    ---------
  Total Liabilities.............       4,877.2        3,869.8       (104.6)    28,982.5              --     37,624.9
Preferred securities............            --             --           --        258.6              --        258.6
Equity..........................      11,012.7          516.0      1,885.7      8,611.0       (11,012.7)    11,012.7
                                    ----------       --------    ---------    ---------      ----------    ---------
  TOTAL LIABILITIES AND
    SHAREHOLDER'S EQUITY........    $ 15,889.9       $4,385.8    $ 1,781.1    $37,852.1      $(11,012.7)   $48,896.2
                                    ==========       ========    =========    =========      ==========    =========

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 8--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001
                                  (SUCCESSOR)

                                                                    CIT
                                                     CAPITA      HOLDINGS       OTHER
($ IN MILLIONS)                   CIT GROUP INC.   CORPORATION      LLC      SUBSIDIARIES   ELIMINATIONS     TOTAL
---------------                   --------------   -----------   ---------   ------------   ------------   ---------
ASSETS
Net finance receivables.........    $  1,834.6       $3,074.4    $ 1,506.1    $24,971.4      $       --    $31,386.5
Operating lease equipment,
  net...........................            --        1,203.2        273.4      4,926.2              --      6,402.8
Finance receivables held for
  sale..........................            --           32.9        157.5      1,824.5              --      2,014.9
Cash and cash equivalents.......         440.0          107.0          4.2        256.8              --        808.0
Other assets....................      10,150.2          291.4        302.8     10,331.5       (10,598.0)    10,477.9
                                    ----------       --------    ---------    ---------      ----------    ---------
  TOTAL ASSETS..................    $ 12,424.8       $4,708.9    $ 2,244.0    $42,310.4      $(10,598.0)   $51,090.1
                                    ==========       ========    =========    =========      ==========    =========
LIABILITIES AND SHAREHOLDER'S
  EQUITY
Debt............................    $ 30,218.0       $2,879.2    $ 1,972.3    $   628.2      $       --    $35,697.7
Credit balances of factoring
  clients.......................            --             --           --      2,392.9              --      2,392.9
Other liabilities...............     (28,391.2)       1,275.7     (1,656.1)    30,913.1              --      2,141.5
                                    ----------       --------    ---------    ---------      ----------    ---------
Total Liabilities...............       1,826.8        4,154.9        316.2     33,934.2              --     40,232.1
Preferred securities............            --             --           --        260.0              --        260.0
Equity..........................      10,598.0          554.0      1,927.8      8,116.2       (10,598.0)    10,598.0
                                    ----------       --------    ---------    ---------      ----------    ---------
  TOTAL LIABILITIES AND
  SHAREHOLDER'S EQUITY..........    $ 12,424.8       $4,708.9    $ 2,244.0    $42,310.4      $(10,598.0)   $51,090.1
                                    ==========       ========    =========    =========      ==========    =========

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 8--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (CONTINUED)
                       CONSOLIDATING STATEMENT OF INCOME
                        SIX MONTHS ENDED MARCH 31, 2002
                                  (SUCCESSOR)

                                                                     CIT
                                                       CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                     CIT GROUP INC.   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS    TOTAL
---------------                     --------------   -----------   --------   ------------   ------------   --------
FINANCE INCOME....................      $111.4          $552.7      $125.8      $1,515.8       $    --      $2,305.7
Interest expense..................       (25.8)          211.1        (3.0)        539.0            --         721.3
                                        ------          ------      ------      --------       -------      --------
Net finance income................       137.2           341.6       128.8         976.8            --       1,584.4
Depreciation on operating lease
  equipment.......................          --           261.9        57.6         329.2            --         648.7
                                        ------          ------      ------      --------       -------      --------
Net finance margin................       137.2            79.7        71.2         647.6            --         935.7
Provision for credit losses.......        40.3           117.0         5.1         145.5            --         307.9
                                        ------          ------      ------      --------       -------      --------
Net finance margin after provision
  for credit losses...............        96.9           (37.3)       66.1         502.1            --         627.8
Equity in net income of
  subsidiaries....................       357.5              --          --            --        (357.5)           --
Other revenue.....................         2.3            55.3        44.8         374.8            --         477.2
                                        ------          ------      ------      --------       -------      --------
OPERATING MARGIN..................       456.7            18.0       110.9         876.9        (357.5)      1,105.0
Operating expenses................        36.6            83.7        41.4         295.7            --         457.4
                                        ------          ------      ------      --------       -------      --------
Income before provision for income
  taxes...........................       420.1           (65.7)       69.5         581.2        (357.5)        647.6
Provision for income taxes........       (23.8)           28.1       (30.3)       (220.3)           --        (246.3)
Minority interest, after tax......          --              --          --          (5.0)           --          (5.0)
                                        ------          ------      ------      --------       -------      --------
NET INCOME (LOSS).................      $396.3          $(37.6)     $ 39.2      $  355.9       $(357.5)     $  396.3
                                        ======          ======      ======      ========       =======      ========

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 8--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (CONTINUED)
                       CONSOLIDATING STATEMENT OF INCOME
                        SIX MONTHS ENDED MARCH 31, 2001
                                 (PREDECESSOR)

                                                                     CIT
                                                       CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                     CIT GROUP INC.   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS    TOTAL
---------------                     --------------   -----------   --------   ------------   ------------   --------
FINANCE INCOME....................      $166.7          $702.1      $137.5      $1,761.7       $    --      $2,768.0
Interest expense..................       147.7           195.5        17.5         917.2            --       1,277.9
                                        ------          ------      ------      --------       -------      --------
Net finance income................        19.0           506.6       120.0         844.5            --       1,490.1
Depreciation on operating lease
  equipment.......................          --           317.4        62.4         315.0            --         694.8
                                        ------          ------      ------      --------       -------      --------
Net finance margin................        19.0           189.2        57.6         529.5            --         795.3
Provision for credit losses.......         8.2            18.5        36.0          69.4            --         132.1
                                        ------          ------      ------      --------       -------      --------
Net finance margin after provision
  for credit losses...............        10.8           170.7        21.6         460.1            --         663.2
Equity in net income of
  subsidiaries....................       361.6              --          --            --        (361.6)           --
Other revenue.....................         3.7            65.6        53.6         306.0            --         428.9
                                        ------          ------      ------      --------       -------      --------
OPERATING MARGIN..................       376.1           236.3        75.2         766.1        (361.6)      1,092.1
Operating expenses................        71.0           129.3        54.3         313.2            --         567.8
                                        ------          ------      ------      --------       -------      --------
Income before provision for income
  taxes...........................       305.1           107.0        20.9         452.9        (361.6)        524.3
Provision for income taxes........        15.1           (40.7)       (7.9)       (164.8)           --        (198.3)
Minority interest, after tax......          --              --          --          (5.8)           --          (5.8)
                                        ------          ------      ------      --------       -------      --------
NET INCOME........................      $320.2          $ 66.3      $ 13.0      $  282.3       $(361.6)     $  320.2
                                        ======          ======      ======      ========       =======      ========

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 8--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED MARCH 31, 2002
                                  (SUCCESSOR)

                                                                    CIT
                                                      CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                    CIT GROUP INC.   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS     TOTAL
---------------                    --------------   -----------   --------   ------------   ------------   ---------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net cash flows provided by (used
  for) operations................    $   102.9        $    --     $(416.9)    $ 1,386.3      $      --     $ 1,072.3
                                     ---------        -------     -------     ---------      ---------     ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Net decrease in financing and
  leasing assets.................        296.7           13.4       534.8       1,478.7             --       2,323.6
Decrease in intercompany loans
  and investments................      2,205.2             --          --            --       (2,205.2)           --
Other............................           --             --          --         (63.1)            --         (63.1)
                                     ---------        -------     -------     ---------      ---------     ---------
Net cash flows provided by
  investing activities...........      2,501.9           13.4       534.8       1,415.6       (2,205.2)      2,260.5
                                     ---------        -------     -------     ---------      ---------     ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net (decrease) increase in
  debt...........................     (1,172.3)        (541.5)      272.9        (642.1)            --      (2,083.0)
Intercompany financing...........           --          550.9      (166.8)     (2,389.3)       2,205.2         200.0
                                     ---------        -------     -------     ---------      ---------     ---------
Net cash flows (used for)
  provided by financing
  activities.....................     (1,172.3)           9.4       106.1      (3,031.4)       2,205.2      (1,883.0)
                                     ---------        -------     -------     ---------      ---------     ---------
Net increase (decrease) in cash
  and cash equivalents...........      1,432.5           22.8       224.0        (229.5)            --       1,449.8
Cash and cash equivalents,
  beginning of period............        440.0          107.0         4.2         256.8             --         808.0
                                     ---------        -------     -------     ---------      ---------     ---------
Cash and cash equivalents, end of
  period.........................    $ 1,872.5        $ 129.8     $ 228.2     $    27.3      $      --     $ 2,257.8
                                     =========        =======     =======     =========      =========     =========

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 8--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED MARCH 31, 2001
                                 (PREDECESSOR)

                                                                     CIT
                                                       CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                     CIT GROUP INC.   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS    TOTAL
---------------                     --------------   -----------   --------   ------------   ------------   --------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net cash flows (used for) provided
  by operations...................     $  (48.3)       $  787.2     $213.1       $ 71.9        $     --     $1,023.9
                                       --------        --------     ------       ------        --------     --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Net decrease (increase) in
  financing and leasing assets....        443.6          (411.4)    (195.0)      (798.0)             --       (960.8)
Increase in intercompany loans and
  investments.....................     (3,082.3)             --         --           --         3,082.3           --
Other.............................           --              --         --        (27.7)             --        (27.7)
                                       --------        --------     ------       ------        --------     --------
Net cash flows used for investing
  activities......................     (2,638.7)         (411.4)    (195.0)      (825.7)        3,082.3       (988.5)
                                       --------        --------     ------       ------        --------     --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net increase (decrease) in debt...      2,912.3        (3,626.8)      28.5        619.1              --        (66.9)
Intercompany financing............           --         3,310.1      (10.3)      (217.5)       (3,082.3)          --
Cash dividends paid...............           --              --         --        (52.5)             --        (52.5)
Issuance of treasury stock........           --              --         --          4.6              --          4.6
                                       --------        --------     ------       ------        --------     --------
Net cash flows provided by (used
  for) financing activities.......      2,912.3          (316.7)      18.2        353.7        (3,082.3)      (114.8)
                                       --------        --------     ------       ------        --------     --------
Net increase (decrease) in cash
  and cash equivalents............        225.3            59.1       36.3       (400.1)             --        (79.4)
Cash and cash equivalents,
  beginning of period.............        151.7            86.0       19.2        562.5              --        819.4
                                       --------        --------     ------       ------        --------     --------
Cash and cash equivalents, end of
  period..........................     $  377.0        $  145.1     $ 55.5       $162.4        $     --     $  740.0
                                       ========        ========     ======       ======        ========     ========

NOTE 9--SUBSEQUENT EVENTS

    On April 1, 2002, the Company completed a $2.5 billion public unsecured bond offering as part of the previously announced strategy to strengthen its liquidity position. This debt offering was comprised of $1.25 billion aggregate principal amount of 7.375% senior notes due April 2, 2007 and $1.25 billion aggregate principal amount of 7.750% senior notes due April 2, 2012. CIT has determined that the proceeds will be used to repay a portion of existing term debt at maturity.

    Subsequent to the end of the quarter, CIT Group Inc. (Del) filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to the sale of 100 percent of the Company's common stock through an initial public offering ("IPO"). Tyco will receive the proceeds from the offering. If the underwriters exercise their over-allotment option, CIT will receive the proceeds from that sale.

    On April 30, 2002, Fitch revised the rating watch status on all our ratings from evolving to negative, due to concerns surrounding the timing of the separation from Tyco.

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

    On February 11, 2002, CIT repurchased certain international subsidiaries that had previously been sold to an affiliate of Tyco on September 30, 2001. The reacquisition of these subsidiaries has been accounted for as a merger of entities under common control. Accordingly, the balances contained within the financial statements, footnotes and throughout this document include the results of operations, financial position and cash flows of the international subsidiaries repurchased from Tyco for all periods presented and, as a result, will vary slightly from comparable information reported in our Form 10-K for the transition period ended September 30, 2001.

    Subsequent to the end of the quarter, CIT Group Inc. (Del) filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to the sale of 100 percent of the Company's common stock through an initial public offering ("IPO"). Tyco will receive the proceeds from the offering. If the underwriters exercise their over-allotment option, CIT will receive the proceeds from that sale.

    CIT, as mentioned above, is presently organized as a Nevada corporation, and is a direct, wholly-owned subsidiary of Tyco Capital Holdings, Inc. ("TCH"), a Nevada corporation, which is a direct, wholly-owned subsidiary of Tyco Capital Ltd., a Bermuda company. Prior to the closing of the planned IPO, Tyco will effectuate a restructuring whereby CIT Group Inc. (Nevada) will merge with and into TCH, and that combined entity will further merge with and into CIT
Group Inc. (Del), a Delaware corporation. In connection with the reorganization, CIT Group Inc. (Del) will be renamed CIT Group Inc. As a result of the reorganization, CIT Group Inc. will be domiciled in Delaware and will be the successor to CIT's business, operations, obligations and SEC registration. The Delaware company has had no operations and nominal financial activity and will be used solely for the purpose of the reincorporation of CIT Group Inc. (Nevada). TCH was incorporated in October 2000 and its only activity has been in connection with its capacity as the holding company for the acquisition of CIT by Tyco on June 1, 2001. TCH has not acted as an operating company and immediately prior to the reorganization will have nominal assets and liabilities, other than its investment in CIT. TCH's stand-alone historical financial activity is comprised of intercompany debt payable to an affiliate of Tyco and interest expense related to the acquisition of CIT, and TCH also facilitated the delivery of Tyco common shares on redemption of CIT
Exchangeco Inc. shares. All of the activity of TCH will be unwound through a capital contribution from Tyco immediately prior to the reorganization discussed above and TCH's balance sheet will have nominal balances. The ongoing operations of the registrant will effectively be comprised of the existing operations of CIT.

    The following table summarizes our net income and related data ($ in millions).

                                                         QUARTER ENDED               SIX MONTHS ENDED
                                                           MARCH 31,                     MARCH 31,
                                                  ---------------------------   ---------------------------
                                                     2002           2001           2002           2001
                                                  -----------   -------------   -----------   -------------
                                                  (SUCCESSOR)   (PREDECESSOR)   (SUCCESSOR)   (PREDECESSOR)
Net income......................................    $157.3         $160.1         $396.3         $320.2
Pro forma net income excluding goodwill
  amortization..................................    $157.3         $180.0         $396.3         $360.0
Return on average tangible shareholder's
  equity........................................      15.4%          15.6%          19.3%          16.0%
Return on average earning assets................      1.75%          1.54%          2.14%          1.54%

    Net income for the current quarter ended March 31, 2002, of $157.3 million, declined slightly from the quarter ended March 31, 2001. The current quarter results include a $58.9 million, after tax, provision to establish reserves relating to the economic reforms instituted by the Argentine government that converted dollar-denominated receivables into the peso. Excluding this charge, earnings were $216.2 million, up from the prior year quarter, reflecting stronger risk-adjusted net interest margin, higher other revenues and reduced operating expenses. This year over year improvement also reflects the sale and liquidation of low-yielding, non-strategic assets, lower market interest rates and funding costs, the effects of fair value adjustments in new basis accounting on net interest margin and lower leverage. Reduced current quarter operating expenses were partially a result of our adoption of Statement of Financial Accounting Standards No. ("SFAS") 142 "Goodwill and Other Intangible Assets" on October 1, 2001. As a result of the adoption, there was no goodwill amortization for the current quarter, whereas we had $19.9 million of goodwill amortization (after tax) in the quarter ended March 31, 2001. Excluding goodwill amortization and the Argentina-related provision, net income for the quarter improved 20.1% from the same quarter in 2001.

    Net income, excluding the Argentina-related provision, declined from $239.0 million in the quarter ended December 31, 2001, as lower risk-adjusted margins, reflecting higher cost of funds on bank borrowings and increased liquidity, and lower fee income were the primary causes of the decline.

    The events surrounding our increased cost of funds, which negatively impacted the current quarter margin, and our actions taken to address the related liquidity issues include the following:

    - January 22, 2002--Tyco announced a plan to dispose of CIT.

    - February 5, 2002--In connection with Tyco and CIT credit rating downgrades, CIT drew down on its $8.5 billion unsecured bank credit facilities in order to pay down commercial paper and term debt at the scheduled maturities.

    - February 14, 2002--CIT amended its public indenture agreements to prohibit or restrict transactions with Tyco.

    - February 20, 2002--CIT completed a $1.2 billion conduit financing backed by trade accounts receivable in order to broaden funding access and repay term debt at the scheduled maturities.

    - March 4, 2002--CIT completed a $1.0 billion securitization facility backed by home equity loans in order to broaden funding access and repay term debt at the scheduled maturities.

    - April 1, 2002--CIT completed a $2.5 billion debt offering, comprised of $1.25 billion of 7.375% senior notes due April 2, 2007, and $1.25 billion of 7.750% senior notes due April 2, 2012.

    The events above resulted in an increased cost of funds due to the alternative sources of financing being more expensive than our historic financing sources, and due to the Company maintaining excess cash liquidity levels for the payment of debt. Results in prospective quarters will reflect the impact of the more expensive funding sources and excess liquidity as described above for a full quarter, as well as the impact of the $2.5 billion debt offering completed on April 1, 2002. Further, management expects that new business volumes will continue to be similarly constrained by these items. Upon separation from Tyco, we expect to have our ratings reviewed by the rating agencies to regain more cost effective access to the commercial paper and public term debt markets.

NET FINANCE MARGIN

    A comparison of net finance income and net finance margin for the three and six months ended March 31, 2002 and 2001 is set forth in the table below ($ in millions):

                                                          QUARTER ENDED
                                                            MARCH 31,             INCREASE     INCREASE
                                                   ---------------------------   (DECREASE)   (DECREASE)
                                                      2002           2001          AMOUNT      PERCENT
                                                   -----------   -------------   ----------   ----------
                                                   (SUCCESSOR)   (PREDECESSOR)
Finance income...................................   $ 1,106.7      $ 1,376.8     $  (270.1)      (19.6)%
Interest expense.................................       348.3          625.7        (277.4)      (44.3)%
                                                    ---------      ---------     ---------
  Net finance income.............................       758.4          751.1           7.3         1.0 %
Depreciation on operating lease equipment........       310.2          346.4         (36.2)      (10.5)%
                                                    ---------      ---------     ---------
  Net finance margin.............................   $   448.2      $   404.7     $    43.5        10.7 %
                                                    =========      =========     =========
Average earning assets(1) ("AEA")................   $36,006.6      $41,635.3     $(5,628.7)      (13.5)%

As a % of AEA:
Finance income...................................       12.30%         13.23%
Interest expense.................................        3.87%          6.01%
                                                    ---------      ---------
  Net finance income.............................        8.43%          7.22%
Depreciation on operating lease equipment........        3.45%          3.33%
                                                    ---------      ---------
Net finance margin...............................        4.98%          3.89%
                                                    =========      =========

                                                        SIX MONTHS ENDED
                                                            MARCH 31,             INCREASE     INCREASE
                                                   ---------------------------   (DECREASE)   (DECREASE)
                                                      2002           2001          AMOUNT      PERCENT
                                                   -----------   -------------   ----------   ----------
                                                   (SUCCESSOR)   (PREDECESSOR)
Finance income...................................   $ 2,305.7      $ 2,768.0     $  (462.3)      (16.7)%
Interest expense.................................       721.3        1,277.9        (556.6)      (43.6)%
                                                    ---------      ---------     ---------
  Net finance income.............................     1,584.4        1,490.1          94.3         6.3 %
Depreciation on operating lease equipment........       648.7          694.8         (46.1)       (6.6)%
                                                    ---------      ---------     ---------
  Net finance margin.............................   $   935.7      $   795.3     $   140.4        17.7 %
                                                    =========      =========     =========

Average earning assets(1) ("AEA")................   $37,114.1      $41,652.2     $(4,538.1)      (10.9)%

As a % of AEA:
Finance income...................................       12.43%         13.29%
Interest expense.................................        3.89%          6.14%
                                                    ---------      ---------
  Net finance income.............................        8.54%          7.15%
Depreciation on operating lease equipment........        3.50%          3.33%
                                                    ---------      ---------
Net finance margin...............................        5.04%          3.82%
                                                    =========      =========

------------------------------
(1) Average earning assets is the average of finance receivables, operating lease equipment, finance receivables held for sale and certain investments, less credit balances of factoring clients.

    Net finance margin increased $43.5 million to $448.2 million for the quarter ended March 31, 2002 from the quarter ended March 31, 2001. For the six months ended March 31, 2002, net finance margin increased $140.4 million to $935.7 million from the prior year period. As a percentage of AEA, net finance margin increased to 4.98% and 5.04% for the quarter and six months ended
March 31, 2002 from 3.89% and 3.82% in the prior year quarter and six months, respectively. AEA declined during the quarter and six months ended March 31, 2002 due to the following: (1) sales and liquidation of non-strategic assets; and (2) lower new business origination volume due to soft economic conditions, the exit of non-strategic businesses, and growth constraints following the draw down of bank facilities and other liquidity events described previously. The increase in net finance margin as a percentage of AEA for the quarter and six months ended March 31, 2002 was primarily due to the effect of fair value adjustments in new basis of accounting to reflect market interest rates on debt and assets, including liquidating receivables. Other factors contributing to the increase were the following: (1) exits from non-strategic and under-performing businesses; (2) the decline in short term interest rates and (3) lower leverage. These positive factors were partially offset by the increased cost of bank line borrowings and excess cash maintained for liquidity purposes during the quarter ended March 31, 2002. Current quarter net finance margin declined $39.3 million and dropped from 5.20% as a percentage of AEA from the quarter ended
December 31, 2001 due primarily to the higher cost associated with the draw down of bank facilities to pay off commercial paper and higher levels of excess liquidity. The risk-adjusted margin related to the liquidating portfolios for the quarter and six months ended March 31, 2002 was not significant because the interest margin, including purchase accounting accretion, was substantially offset by charge-offs (included in the provision for loan losses) related to such portfolios.

    Finance income (interest on loans and lease rentals) for the quarter ended March 31, 2002 decreased $270.1 million, to $1,106.7 million from $1,376.8 million for the comparable 2001 quarter, and decreased $462.3 million to $2,305.7 million for the six months ended March 31, 2002 from $2,768.0 million in the prior year six months. The decline reflected a 13.5% and 10.9% decline in AEA for the quarter and the six months from the prior year periods. As a percent of AEA, finance income was 12.30% for the quarter ended March 31, 2002 and 12.43% for the six months then ended, respectively, compared to 13.23% and 13.29% for the comparable quarter and six months ended March 31, 2001, respectively, as the impact of portfolio mix changes resulting from the sale and liquidation activities, as well as the favorable impact of new basis of accounting, were offset by the effects of lower market interest rates and lower rentals in the aerospace portfolio due to the industry downturn post September 11, 2001.

    Interest expense for the quarter and six months ended March 31, 2002 decreased $277.4 million and $556.6 million, respectively, from the comparable 2001 periods. As a percent of AEA, interest expense for the quarter ended
March 31, 2002 decreased to 3.87% from 6.01% for the quarter ended March 31, 2001, while in the six month period interest expense decreased to 3.89% from 6.14% in the prior year period. The lower interest expense both in dollars and as a percentage of AEA reflects the lower current period debt levels associated with funding a lower asset base and decreased leverage, the lower market interest rates in the current period and the effect of fair value adjustments in new basis of accounting.

    Depreciation on operating lease equipment for the quarter ended March 31, 2002 was $310.2 million, compared to $346.4 million in the comparable 2001 quarter, and was $648.7 million for the six months ended March 31, 2002, compared to $694.8 million for the six months ended March 31, 2001. The declines in both operating lease equipment and depreciation on operating lease equipment in the quarter and six months ended March 31, 2002 from the March 2001 quarter reflect the sale of certain rail assets in Equipment Financing and Leasing, while the decreased depreciation expense from prior year levels also reflects a greater proportion of longer term assets. Operating lease margin (rental income less depreciation expense) was 6.6% and 6.3% for the quarter and six months ended March 31, 2002, respectively, compared to 7.2% and 7.3% for the same periods ended March 31, 2001. As a percent of average operating lease equipment, annualized depreciation expense was 19.0% and 19.4% for the quarters ended
March 31, 2002 and 2001, respectively, and 20.0% and 19.6% for the six months ended March 31, 2002 and 2001, respectively. The operating lease equipment portfolio was $6.6 billion at March 31, 2002, down from $7.2 billion at March 31, 2001. Our depreciable assets range from smaller-ticket shorter-term leases (E.G., computers) to larger-ticket, longer-term leases (E.G., aircraft and rail assets).

NET FINANCE MARGIN AFTER PROVISION FOR CREDIT LOSSES

    The net finance margin after provision for credit losses (risk adjusted interest margin) declined to $253.2 million and $627.8 million for the quarter and six months ended March 31, 2002, from $336.4 million and $663.2 million for the same periods ended March 31, 2001. Excluding the Argentina-related provision in the current quarter, risk adjusted interest margin increased to $348.2 million (3.87% of AEA) for the quarter ended March 31, 2002 and $722.8 million (3.90%) for the six months ended March 31, 2002. The comparable 2001 three and six month comparisons as a percentage of AEA were 3.23% and 3.18%, respectively.

PROVISION AND RESERVE FOR CREDIT LOSSES

    The provision for credit losses for the quarters ended March 31, 2002 and 2001 was $195.0 million and $68.3 million, respectively. The increased provision reflects higher 2002 charge-off levels and a $95.0 million provision relating to the economic reforms instituted by the Argentine government that resulted in the mandatory conversion of dollar-denominated receivables into the peso.

    Net charge-offs increased to $112.4 million or 1.58% of average finance receivables and $225.2 million or 1.49% during the quarter and six months ended March 31, 2002, respectively, compared to $66.7 million or 0.80% and $126.8 million or 0.75% during the prior year quarter and six months, respectively. Excluding liquidating portfolios of non-strategic assets, net charge-offs were $75.2 million or 1.13% and $140.9 million or 1.00% for the quarter and six months ended March 31, 2002, respectively compared to $66.7 million or 0.80% and $126.8 million or 0.75% in the prior year quarter and six months, respectively. Our provision for credit losses and reserve for credit losses are presented in the following table ($ in millions).

                                                                 FOR THE SIX MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2002   MARCH 31, 2001
                                                              --------------   --------------
                                                               (SUCCESSOR)     (PREDECESSOR)
Balance beginning of period.................................      $492.9           $468.2
Provision for credit losses.................................       212.9            132.1
Provision for credit losses--Argentina-related..............        95.0               --
Reserves relating to securitization of factoring
  receivables...............................................       (25.8)              --
Reserves relating to dispositions, acquisitions and other...         5.1            (11.5)
                                                                  ------           ------
  Net additions to reserve for credit losses................       287.2            120.6
                                                                  ------           ------
Net credit losses:
Equipment Financing and Leasing.............................       123.2             44.1
Specialty Finance--Commercial...............................        40.3             31.9
Commercial Finance..........................................        36.8             18.3
Structured Finance..........................................         0.1              4.0
Specialty Finance--Consumer.................................        24.8             28.5
                                                                  ------           ------
  Total net credit losses...................................       225.2            126.8
                                                                  ------           ------
Balance end of period.......................................      $554.9           $462.0
                                                                  ======           ======
Reserve for credit losses as a percentage of finance
  receivables...............................................        2.11%            1.39%
                                                                  ======           ======
Reserve for credit losses as a percentage of past due
  receivables, (sixty days or more)(1)......................        47.9%            42.7%
                                                                  ======           ======

------------------------------
(1) The March 31, 2002 percentage is 39.7% excluding the Argentina-related provision.

    The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience, and levels of past due loans and non-performing assets. The reserve increased to $554.9 million (2.11% of finance receivables) at March 31, 2002 compared to $492.9 million (1.55% of finance receivables) at September 30, 2001 and $462.0 million (1.39% of finance receivables) at March 31, 2001.

    Excluding the Argentina-related provision, the reserve was $459.9 million, or 1.75% of finance receivables at March 31, 2002 versus 1.64% of finance receivables at December 31, 2001. The reserve viewed on this basis declined in dollar amount from September 30, 2001 due to the $25.8 million transfer of loss reserves relating to securitized factoring receivables to Interest in Trade Receivables--net during the current quarter. Additionally, reserves relating to home equity receivables securitized during the quarter were deducted from the reserve and reflected as a reduction to the corresponding securitization gain. Excluding the impact of the Argentina-related provision, but considering the impact of these securitizations, the reserve for credit losses was essentially flat with the quarter ending December 31, 2001 in dollar amount.

    The following table sets forth our net charge-off experience in amount and as a percent of average finance receivables on an annualized basis by business segment ($ in millions):

                                             QUARTER ENDED MARCH 31,                          SIX MONTHS ENDED MARCH 31,
                                   --------------------------------------------      --------------------------------------------
                                          2002                     2001                     2002                     2001
                                   -------------------      -------------------      -------------------      -------------------
                                       (SUCCESSOR)             (PREDECESSOR)             (SUCCESSOR)             (PREDECESSOR)
Equipment Financing and
  Leasing........................   $ 61.1      2.26%        $22.0       0.71%        $123.2      2.22%        $ 44.1      0.70%
Specialty Finance-commercial.....     19.6      1.21%         18.5       1.04%          40.3      1.23%          31.9      0.99%
Commercial Finance...............     20.2      1.36%          7.0       0.36%          36.8      0.99%          18.3      0.46%
Structured Finance...............      0.1      0.01%          4.1       0.89%           0.1      0.00%           4.1      0.51%
                                    ------                   -----                    ------                   ------
  Total Commercial Segments......    101.0      1.59%         51.6       0.71%         200.4      1.48%          98.4      0.67%
Specialty Finance-consumer.......     11.4      1.51%         15.1       1.42%          24.8      1.60%          28.4      1.34%
                                    ------                   -----                    ------                   ------
Total............................   $112.4      1.58%        $66.7       0.80%        $225.2      1.49%        $126.8      0.75%
                                    ======                   =====                    ======                   ======

    The increased net charge-offs from the prior year, both in amount and percentage, reflect general economic weakness leading to higher net charge-offs in virtually all of our business segments. The higher net charge-off percentages in relation to the prior year also reflect higher charge-off rates associated with approximately $2.0 billion in receivables in liquidation status as of March 31, 2002, which include trucking, franchise, inventory finance, manufactured housing and recreational vehicle receivables. Net charge-offs, both in amount and as a percentage of average finance receivables, are shown for the liquidating and core portfolios for the quarter and six months ended March 31, 2002 in the following table ($ in millions):

                                                                       QUARTER ENDED MARCH 31, 2002
                                                   ---------------------------------------------------------------------
                                                          CORE                  LIQUIDATING                 TOTAL
                                                   -------------------      -------------------      -------------------
Equipment Financing and Leasing..................   $32.4       1.34%        $28.7       9.57%        $ 61.1      2.26%
Specialty Finance-commercial.....................    16.8       1.08%          2.8       5.36%          19.6      1.21%
Commercial Finance...............................    20.2       1.36%           --         --           20.2      1.36%
Structured Finance...............................     0.1       0.01%           --         --            0.1      0.01%
                                                    -----                    -----                    ------
  Total Commercial Segments......................    69.5       1.15%         31.5       8.94%         101.0      1.59%
Specialty Finance-consumer.......................     5.7       0.95%          5.7       3.65%          11.4      1.51%
                                                    -----                    -----                    ------
  Total..........................................   $75.2       1.13%        $37.2       7.32%        $112.4      1.58%
                                                    =====                    =====                    ======

                                                                    SIX MONTHS ENDED MARCH 31, 2002
                                                 ---------------------------------------------------------------------
                                                        CORE                  LIQUIDATING                 TOTAL
                                                 -------------------      -------------------      -------------------
Equipment Financing and Leasing................   $ 58.8      1.19%        $64.4      10.43%        $123.2      2.22%
Specialty Finance-commercial...................     33.9      1.08%          6.4       5.36%          40.3      1.23%
Commercial Finance.............................     36.8      0.99%           --         --           36.8      0.99%
Structured Finance.............................      0.1      0.00%           --         --            0.1      0.00%
                                                  ------                   -----                    ------
  Total Commercial Segments....................    129.6      1.00%         70.8       9.61%         200.4      1.48%
Specialty Finance-consumer.....................     11.3      0.93%         13.5       4.04%          24.8      1.60%
                                                  ------                   -----                    ------
  Total........................................   $140.9      1.00%        $84.3       7.87%        $225.2      1.49%
                                                  ======                   =====                    ======

OTHER REVENUE

    The components of other revenue are as follows ($ in millions):

                                                         QUARTER ENDED               SIX MONTHS ENDED
                                                           MARCH 31,                     MARCH 31,
                                                  ---------------------------   ---------------------------
                                                     2002           2001           2002           2001
                                                  -----------   -------------   -----------   -------------
                                                  (SUCCESSOR)   (PREDECESSOR)   (SUCCESSOR)   (PREDECESSOR)
Fees and other income...........................    $160.9         $106.6         $334.4         $218.2
Factoring commissions...........................      37.5           36.7           75.8           75.5
Gains on securitizations........................      34.7           37.4           62.7           78.0
(Losses) gains on venture capital investments...      (5.3)           4.9           (2.7)          (1.2)
Gains on sales of leasing equipment.............       4.3           26.0            7.0           58.4
                                                    ------         ------         ------         ------
  Total.........................................    $232.1         $211.6         $477.2         $428.9
                                                    ======         ======         ======         ======

    Other revenue was $232.1 million for the quarter ended March 31, 2002, versus $211.6 million during the quarter ended March 31, 2001, and for the six months ended March 31, 2002 was $477.2 million, compared to $428.9 million for the same period of 2001. Increased fees and other income, which includes miscellaneous fees, syndication fees and gains from receivable sales, more than offset lower equipment sale gains. The increases in fees and other income were primarily in the Commercial Finance and Specialty Finance segments.

    The following table presents additional information regarding securitization gains ($ in millions):

                                                         QUARTER ENDED               SIX MONTHS ENDED
                                                           MARCH 31,                     MARCH 31,
                                                  ---------------------------   ---------------------------
                                                     2002           2001           2002           2001
                                                  -----------   -------------   -----------   -------------
                                                  (SUCCESSOR)   (PREDECESSOR)   (SUCCESSOR)   (PREDECESSOR)
Gains...........................................   $   34.7       $   37.4       $   62.7       $   78.0
Gains as a percentage of pre-tax income.........       13.4%          14.3%           9.7%          14.9%
Volume Securitized(1)...........................   $2,725.9       $1,096.4       $3,949.7       $2,300.6

------------------------------
(1) Excludes trade receivables securitized during the quarter ended March 31, 2002.

    During the quarter ended March 31, 2002, we securitized $1.7 billion of home equity loans to increase liquidity and broaden our access to funding sources. The higher volume securitized during the current quarter reflected the need to broaden funding access. However, gains were below the prior year because a higher percentage of securitization volume consisted of home equity loans with lower gains, and the equipment securitizations produced lower gains in the current period.

SALARIES AND GENERAL OPERATING EXPENSES

    Salaries and general operating expenses were $226.9 million for the quarter ended March 31, 2002, versus $263.5 million for the quarter ended March 31, 2001. For the six months ended March 31, 2002, salaries and general operating expenses were $457.4 million compared to $522.8 million for the same prior year period. The decrease is due to corporate staff reductions and business restructurings in connection with the acquisition by Tyco. As a result, both the efficiency ratio and the ratio of salaries and general operating expenses to average managed assets ("AMA") improved for the current periods as set forth in the following table:

                                                         QUARTER ENDED               SIX MONTHS ENDED
                                                           MARCH 31,                     MARCH 31,
                                                  ---------------------------   ---------------------------
                                                     2002           2001           2002           2001
                                                  -----------   -------------   -----------   -------------
                                                  (SUCCESSOR)   (PREDECESSOR)   (SUCCESSOR)   (PREDECESSOR)
Efficiency ratio(1).............................     33.4%          43.1%          32.4%          43.0%
Salaries and general operating expenses as a
  percent of AMA(2).............................     1.93%          2.03%          1.92%          2.00%

------------------------------
(1) Efficiency ratio is the ratio of salaries and general operating expenses to operating margin excluding the provision for credit losses.

(2) "AMA" means average managed assets, which is average earning assets plus the average of finance receivables previously securitized and still managed by us.

    The improvement in the efficiency ratio in 2002 over 2001 is a result of strong margins and fee income and cost reductions. Management continues to target an efficiency ratio in the mid 30% area.

    If the planned initial public offering ("IPO") is completed, management expects an increase in expenses as the Company will incur added expenses associated with public entities.

GOODWILL AND OTHER INTANGIBLE ASSETS AMORTIZATION

    CIT adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001, the beginning of CIT's fiscal 2002. The Company has determined that there is no impact of adopting this new standard under the transition provisions of SFAS No. 142.

    As a result of the adoption of SFAS 142, there was no goodwill amortization for the quarter ended March 31, 2002, versus $22.5 million, before taxes
($19.9 million after taxes), in the prior year quarter. Goodwill increased from $6,547.5 million at September 30, 2001 to $6,896.1 million at March 31, 2002, reflecting the finalization and approval of exit and restructuring plans, which resulted in valuation adjustments and liabilities recorded in conjunction with these activities. Management does not expect further additions to goodwill as all exit and restructuring plans were completed and approved by March 31, 2002.

    As a result of recent events, management has determined that a potential risk of goodwill impairment may exist due to the credit downgrades and disruption to our historic funding base. Based on its analysis, management currently believes that a possible range from excess fair value of $1.5 billion to impairment of $750 million may exist at March 31, 2002. The $1.5 billion excess fair value analysis assumes that CIT will be separated from Tyco and, upon separation, CIT's credit ratings will likely be upgraded, and that it will have cost effective access to the unsecured credit markets. The $750 million impairment analysis assumes that CIT is not separated from Tyco, credit ratings are not upgraded from their current levels and CIT does not regain cost effective access to the unsecured credit markets. However, at this time, we believe that separation from Tyco, subsequent credit upgrades and access to the unsecured credit markets on a cost effective basis is the most likely outcome and, as a result, have concluded that an impairment did not exist as at March 31, 2002. Another indicator of potential impairment is if the net book value exceeds our market capitalization for a period of time. As an independent public company, we will have our own market capitalization. This analysis could lead to a determination of impairment ranging as high as the difference between the post-offering market capitalization and total equity. In the event that the book value of net goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. An impairment by itself would not impact our total tangible capitalization, although our total capitalization as reported may be affected by such remeasurement of goodwill.

INCOME TAXES

    The effective income tax rate was 38.1% during the quarter ended March 31, 2002, versus 37.8% during the quarter ended March 31, 2001, and was 38.0% and 37.8% for the six months ended March 31, 2002 and 2001, respectively.

FINANCING AND LEASING ASSETS

    Managed assets, comprised of financing and leasing assets and finance receivables securitized that we continue to manage, totaled $48.1 billion at March 31, 2002, down from $50.9 billion at September 30, 2001, and
$54.0 billion at March 31, 2001. Owned financing and leasing portfolio assets totaled $37.3 billion (including $3.4 billion securitized trade receivables) at March 31, 2002 compared to $40.7 billion at September 30, 2001 and
$43.5 billion at March 31, 2001.

    The trend of declining asset levels reflects the following: (1) sales and liquidation of non-strategic assets; (2) the continued focus on managing down our leverage ratios; (3) lower origination volume due to continued soft economic conditions; and (4) growth constraints relating to the previously described liquidity events. During the six months ended March 31, 2002, we completed the sale of approximately $700 million in recreational vehicle receivables in the Specialty Finance-consumer segment, and the liquidation of several portfolios continued, including trucking, franchise, inventory financing, manufactured housing and recreational vehicles. Since March 31, 2001, we have sold, liquidated or placed in liquidation status approximately $5.0 billion of owned assets. The 85.2% decline in Commercial Services assets reflected our first securitization of trade accounts receivable and normal seasonal trends. In addition, $1.7 billion of home equity receivables were securitized during the quarter in the Specialty Finance-consumer business unit as part of our program to broaden funding access. New origination volume (excluding factoring), although above the preceding quarter, remained below prior year levels by approximately 7%. Management expects volume to be constrained for the near term due to the liquidity events described previously.

    The managed assets of our business segments and the corresponding strategic business units are presented in the following table ($ in millions):

                                                     MARCH 31,   SEPTEMBER 30,
                                                       2002          2001         CHANGE     PERCENT
                                                     ---------   -------------   ---------   --------
Equipment Financing................................  $10,004.3     $11,063.7     $(1,059.4)    (9.6)%
Capital Finance....................................    5,484.9       5,045.4         439.5      8.7 %
                                                     ---------     ---------     ---------
Total Equipment Financing and Leasing Segment......   15,489.2      16,109.1        (619.9)    (3.8)%
                                                     ---------     ---------     ---------
Specialty Finance:
  Commercial.......................................    8,519.1       8,587.7         (68.6)    (0.8)%
  Consumer.........................................    2,418.3       4,203.4      (1,785.1)   (42.5)%
                                                     ---------     ---------     ---------
Total Specialty Finance Segment....................   10,937.4      12,791.1      (1,853.7)   (14.5)%
                                                     ---------     ---------     ---------
Commercial Services................................      756.1       5,112.2      (4,356.1)   (85.2)%
Business Credit....................................    3,680.6       3,544.9         135.7      3.8 %
                                                     ---------     ---------     ---------
Total Commercial Finance Segment...................    4,436.7       8,657.1      (4,220.4)   (48.8)%
                                                     ---------     ---------     ---------
Structured Finance Segment.........................    3,035.7       3,171.9        (136.2)    (4.3)%
                                                     ---------     ---------     ---------
TOTAL FINANCING AND LEASING PORTFOLIO ASSETS.......   33,899.0      40,729.2      (6,830.2)   (16.8)%
                                                     ---------     ---------     ---------
Finance receivables securitized and managed by
  us...............................................   10,756.4      10,147.9         608.5      5.7 %
Trade receivables securitized and managed by us....    3,432.4            --       3,432.4
                                                     ---------     ---------     ---------
Total receivables securitized and managed by us....   14,188.8      10,147.9       4,040.9     39.8 %
                                                     ---------     ---------     ---------
TOTAL MANAGED ASSETS...............................  $48,087.8     $50,877.1     $(2,789.3)    (5.5)%
                                                     =========     =========     =========

PAST DUE AND NON-PERFORMING ASSETS

    The following table sets forth certain information concerning our past due (sixty days or more) and non-performing assets (finance receivables on non-accrual status and assets received in satisfaction of loans) and the related percentages of finance receivables ($ in millions).

                                                     MARCH 31,           DECEMBER 31,          SEPTEMBER 30,
                                                       2002                  2001                  2001
                                                -------------------   -------------------   -------------------
Finance receivables, past due 60 days or more:
  Equipment Financing and Leasing.............  $  463.0     4.39%    $  471.8     4.33%    $  466.5     4.08%
  Specialty Finance-commercial................     287.3     4.55%       293.1     4.57%       259.5     3.97%
  Commercial Finance..........................     224.7     2.86%       197.7     2.52%       151.4     1.75%
  Structured Finance..........................      39.0     1.49%        37.7     1.83%        38.3     1.75%
                                                --------              --------              --------
  Total Commercial............................   1,014.0     3.71%     1,000.3     3.68%       915.7     3.18%
  Specialty Finance-consumer..................     144.1     5.96%       183.1     5.88%       188.2     6.12%
                                                --------              --------              --------
  Total.......................................  $1,158.1     3.90%    $1,183.4     3.90%    $1,103.9     3.46%
                                                ========              ========              ========
Non-performing assets:
  Equipment Financing and Leasing.............  $  472.3     4.48%    $  422.3     3.88%    $  459.1     4.02%
  Specialty Finance-commercial................     140.1     2.22%       150.6     2.35%       124.2     1.98%
  Commercial Finance..........................     138.5     1.76%       145.1     1.85%       106.0     1.22%
  Structured Finance..........................      81.8     3.12%        92.5     4.49%       110.4     5.05%
                                                --------              --------              --------
  Total Commercial............................     832.7     3.05%       810.5     2.98%       799.7     2.78%
  Specialty Finance-consumer..................     155.7     6.44%       171.0     5.49%       170.0     5.53%
                                                --------              --------              --------
  Total.......................................  $  988.4     3.32%    $  981.5     3.24%    $  969.7     3.04%
                                                ========              ========              ========

    Past due and non-performing assets both increased moderately in dollar amounts from September 30, 2001, and increased as a percentage of finance receivables due to asset sales and the continued liquidation of non-strategic portfolios at March 31, 2002. The increases in dollar amounts of past dues and non-performing assets reflect economic weakness in sectors of the economy. Commercial Finance past dues and non-performing assets increased due to continued weakness in the retail and manufacturing sectors. The Specialty Finance-commercial past due and non-performing assets increase reflects the small ticket characteristics of the portfolio, which are typically more sensitive to economic changes.

CONCENTRATIONS

    Our ten largest financing and leasing asset accounts in the aggregate accounted for 4.6% of our total financing and leasing assets at March 31, 2002 (with the largest account representing less than 1%), all of which are commercial accounts secured by either equipment, accounts receivable or inventory.

    At March 31, 2002 and September 30, 2001, our managed asset geographic diversity did not differ significantly from our owned asset geographic diversity.

    Our financing and leasing asset portfolio in North America is diversified by region. At March 31, 2002, with the exception of California (10.0%), New York (6.8%), and Texas (7.8%), no state or province within any region represented more than 4.0% of owned financing and leasing assets. Our March 2002 managed and owned asset geographic composition did not significantly differ from our September 2001 managed and owned asset geographic composition.

    Financing and leasing assets to foreign obligors totaled $7.0 billion at March 31, 2002. After Canada, $1.8 billion (5.2% of financing and leasing assets), the largest foreign exposures were England, $1.2 billion (3.6%), China, $378 million (1.1%), Germany, $373 million (1.1%), France, $360 million

(1.1%) and Australia $351 million (1.0%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure exceeding 1.0% of financing and leasing assets.

    At September 30, 2001, with the exception of California (10.4%), New York (8.8%), and Texas (7.7%), no state or province within any region represented more than 4.5% of owned financing and leasing assets. Financing and leasing assets to foreign obligors totaled $6.9 billion at September 30, 2001. After Canada, $2.0 billion (4.8% of financing and leasing assets), the next largest foreign exposure was to England, $0.9 billion (2.1%). Our remaining foreign exposure was geographically dispersed, with no other individual country exposure exceeding 1.0% of financing and leasing assets.

    At March 31, 2002 we had approximately $180 million of U.S. dollar-denominated loans and assets outstanding to customers located or doing business in Argentina. The Argentine government has recently instituted economic reforms, including the conversion of certain dollar-denominated loans into pesos. As such, during the quarter ended March 31, 2002 we recorded a charge of $95.0 million relating to this devaluation of the Argentine Peso.

    Our telecommunications portfolio is included in "Communications" in the industry composition table included in the Notes to the Consolidated Financial Statements. This portfolio is included in our Structured Finance segment and totals approximately $684.2 million at March 31, 2002, comprising approximately 2.1% of total financing and leasing assets, of which 8.9% are on non-accrual status. This portfolio consists of 59 accounts with an average balance of approximately $11.6 million. The 10 largest accounts in the portfolio aggregate $204.9 million with the largest single account under $26.0 million. Competitive local exchange carrier ("CLEC") accounts were approximately $294.1 million, or 43.0%, of the telecommunications portfolio at March 31, 2002. Many of these CLEC accounts are in the process of building out their networks and developing their customer bases. Our telecommunications transactions are collateralized by the assets of the customer (equipment, receivables, cash, etc.) and typically are also secured by a pledge of the stock of non-public companies. If weakness continues in the telecommunications industry, the value of our telecommunications portfolio could be adversely impacted.

LIQUIDITY RISK MANAGEMENT

    In February 2002, we drew down on our $8.5 billion in unsecured bank credit facilities, which have historically been maintained as liquidity support for our commercial paper programs. The proceeds are continuing to be used to satisfy our outstanding commercial paper obligations, of which approximately $710 million remains outstanding at March 31, 2002. The credit facilities are made up of four variable-rate instruments. Two of the instruments mature in March 2003, with one totaling $3.72 billion at LIBOR plus 28 basis points and the other is $0.5 billion (Canadian dollar) at Prime plus 5 basis points as of March 31, 2002. The remaining two variable rate credit instruments consist of $3.72 billion at LIBOR plus 30 basis points that matures in March 2005 and $0.765 billion at LIBOR plus 45 basis points that matures in April 2005 as of March 31, 2002. This draw down followed a similar draw down of bank lines by Tyco.

    In April 2002, we completed a $2.5 billion public unsecured bond offering as part of our strategy to strengthen our liquidity position. This debt offering was comprised of $1.25 billion aggregate principal amount of 7.375% senior notes due April 2, 2007 and $1.25 billion aggregate principal amount of 7.750% senior notes due April 2, 2012. The proceeds will be used to repay a portion of our existing term debt at maturity.

    Following the credit ratings downgrade of Tyco in February 2002, our credit ratings were downgraded by Standard & Poor's and Fitch, while Moody's confirmed our ratings, resulting in the ratings shown in the following table:

                                                      AT DECEMBER 31, 2001      AT MARCH 31, 2002
                                                     ----------------------   ----------------------
                                                     SHORT TERM   LONG TERM   SHORT TERM   LONG TERM
                                                     ----------   ---------   ----------   ---------
Moody's............................................     P-1           A2          P-1          A2
Standard & Poor's..................................     A-1           A+          A-2          A-
Fitch..............................................      F1           A+           F2          A-

------------------------

    THE SECURITY RATINGS STATED ABOVE ARE NOT A RECOMMENDATION TO BUY, SELL OR HOLD SECURITIES AND MAY BE SUBJECT TO REVISION OR WITHDRAWAL BY THE ASSIGNING RATING ORGANIZATION. EACH RATING SHOULD BE EVALUATED INDEPENDENTLY OF ANY OTHER RATING.

    On April 30, 2002, Fitch revised the rating watch status on all our ratings from evolving to negative, due to concerns surrounding the timing of the separation from Tyco.

    The contractual maturities of our commercial paper and term debt from April 1, 2002 to December 31, 2002 are shown in the following table ($ in millions):

                                                                                 JULY-     OCTOBER-
                                               APRIL       MAY        JUNE     SEPTEMBER   DECEMBER    TOTAL
                                              --------   --------   --------   ---------   --------   --------
Commercial paper............................  $    469   $    154    $   55    $     32    $     --   $    710
Term debt...................................     1,446      1,104       817       2,032       1,677      7,076
                                              --------   --------    ------    --------    --------   --------
Totals......................................  $  1,915   $  1,258    $  872    $  2,064    $  1,677   $  7,786
                                              ========   ========    ======    ========    ========   ========

    Our short-term liquidity plan is focused on the funds required to meet scheduled maturities of the remaining commercial paper and term debt. The plan assumes that the remaining commercial paper will be substantially paid with the remaining proceeds from the bank lines and that funds required to meet term debt maturities will be paid via securitizations, including existing commercial equipment vehicles and the additional facilities described previously in the "--Overview" section, and the $2.5 billion raised from the recent debt offering. Proceeds from paydowns on our existing receivables are expected to be used to fund new portfolio volume. We expect over time to have our ratings reviewed by the rating agencies to regain more cost-effective access to the public debt markets.

    From time to time, CIT files registration statements for debt securities, which it may sell in the future. At April 30, 2002, we had $12.2 billion of registered, but unissued, debt securities available under a shelf registration statement. In addition, CIT had $5.4 billion of registered, but unissued, securities available under public shelf registration statements relating to our asset-backed securitization program. Separately, during the quarter we completed $2.2 billion in private securitization facilities.

    See the "-- Overview" and "-- Net Finance Margin" sections for information regarding the impact of our liquidity and capitalization plan on results of operations.

CAPITALIZATION

    The following table presents information regarding our capital structure ($ in millions):

                                                    MARCH 31, 2002   SEPTEMBER 30, 2001
                                                    --------------   ------------------
Commercial paper..................................    $   709.9           $ 8,869.2
Bank credit facilities............................      8,518.4                  --
Term debt.........................................     24,506.6            26,828.5
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  debentures of the Company ("Preferred Capital
  Securities")....................................        258.6               260.0
Shareholder's equity(1)...........................     11,024.3            10,661.4
                                                      ---------           ---------
Total capitalization..............................     45,017.8            46,619.1
Goodwill and other intangible assets, net.........     (6,915.9)           (6,569.5)
                                                      ---------           ---------
Total tangible capitalization.....................    $38,101.9           $40,049.6
                                                      =========           =========
Tangible shareholder's equity and Preferred
  Capital Securities to managed assets............         9.14%               8.48%
Total debt (excluding overnight deposits) to
  tangible shareholder's equity and Preferred
  Capital Securities..............................         7.30x               8.20x

------------------------------
(1) Shareholder's equity excludes Accumulated other comprehensive loss relating to derivative financial instruments and unrealized gains on equity and securitization investments.

    See Note 9 and the "--Overview" section above for a discussion of events impacting our liquidity and capitalization.

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

    Goodwill--CIT adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001, the beginning of CIT's fiscal 2002. The Company has determined that there is no impact of adopting this new standard under the transition provisions of SFAS No. 142. Since adoption, goodwill is no longer amortized but instead will be assessed for impairment at least annually. During this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. See "--Goodwill and Other Intangible Assets Amortization" above for a discussion of our recent impairment analysis.

STATISTICAL DATA

    The following table presents components of net income as a percent of AEA, along with other selected financial data ($ in millions):

                                                          FOR THE SIX MONTHS ENDED
                                                       -------------------------------
                                                       MARCH 31, 2002   MARCH 31, 2001
                                                       --------------   --------------
                                                        (SUCCESSOR)     (PREDECESSOR)
FINANCE INCOME.......................................        12.43%           13.29%
Interest expense.....................................         3.89             6.14
                                                         ---------        ---------
  Net finance income.................................         8.54             7.15
Depreciation on operating lease equipment............         3.50             3.33
                                                         ---------        ---------
  Net finance margin.................................         5.04             3.82
Provision for credit losses..........................         1.66             0.63
                                                         ---------        ---------
Net finance margin, after provision for credit
  losses.............................................         3.38             3.19
Other revenue........................................         2.57             2.06
                                                         ---------        ---------
  OPERATING MARGIN...................................         5.95             5.25
Salaries and general operating expenses..............         2.46             2.51
Goodwill amortization................................           --             0.22
                                                         ---------        ---------
  OPERATING EXPENSES.................................         2.46             2.73
                                                         ---------        ---------
  Income before income taxes.........................         3.49             2.52
Provision for income taxes...........................        (1.32)           (0.95)
Minority interest in subsidiary trust holding solely
  debentures of the Company..........................        (0.03)           (0.03)
                                                         ---------        ---------
  Net income.........................................         2.14%            1.54%
                                                         ---------        ---------
Average earning assets...............................    $37,114.1        $41,652.2
                                                         =========        =========

MARKET RISK MANAGEMENT

    Our exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure during the transitional fiscal year ended September 30, 2001, except for possible additional interest rate exposure discussed in "Overview" and "Liquidity Risk Management" above.

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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the above mentioned statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We are currently assessing the impact of this new standard.

                           FORWARD-LOOKING STATEMENTS

    Certain statements contained in this document are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the SEC or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

    - our liquidity risk management,

    - our credit risk management,

    - our asset/liability risk management,

    - our capital, leverage and credit ratings,

    - our operational and legal risks,

    - how we may be affected by legal proceedings, and

    - our separation from Tyco and our relationship with Tyco following the separation.

    All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

    - risks associated with transactions involving foreign currencies,

    - continued weakness in the telecommunications industry,

    - impact of the events September 11, 2001 on the commercial airline financing industry,

    - potential impairment of our goodwill,

    - changes in our credit ratings,

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       12  Computation of Ratios of Earnings to Fixed Charges.

    (b) Current Report on Form 8-K filed on January 17, 2002 reporting the Company's announcement of financial results for the quarter ended March 31, 2002.

       Current Report on Form 8-K filed on January 24, 2002 reporting an announcement by Tyco International Ltd., the Company's indirect parent, that it would separate into four independent, publicly traded companies.

       Current Report on Form 8-K filed on February 7, 2002 reporting the Company's announcements regarding changing its name back to CIT Group Inc., establishing new funding vehicles, amending its public indentures and drawing down on its bank credit facilities.

       Current Report on Form 8-K filed on February 22, 2002 reporting that the Company executed supplemental indentures to add additional covenants and agreements for the benefit of the holders of its debt securities to its existing indentures.

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

Date: May 15, 2002