Form 10-Q/A
period 2002-03-31
CIT GROUP INC
filed 2002-06-12
CIK 20388

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-Q/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INTRODUCTORY NOTE

    This Amendment on Form 10-Q/A is being filed to restate the Company's Consolidated Financial Statements for the quarter ended March 31, 2002. The restatement to the financial statements herein reflects an impairment of goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", resulting in an estimated goodwill impairment charge of $4.51 billion. This restatement has no impact on previously reported operating margin or net cash provided by operations for any periods. See Notes 1 and 6, "Accounting Change--Goodwill Amortization," to the company's Consolidated Financial Statements for the quarter ended March 31, 2002 for further information regarding the goodwill impairment.

    The impact on the Consolidated Statements of Income and Consolidated Balance Sheet, as a result of the above impairment, is as follows ($ in millions):

                                                         QUARTER ENDED             SIX MONTHS ENDED
                                                         MARCH 31, 2002             MARCH 31, 2002
                                                    ------------------------   ------------------------
                                                      AMOUNT                     AMOUNT
                                                    PREVIOUSLY                 PREVIOUSLY
                                                     REPORTED    AS RESTATED    REPORTED    AS RESTATED
                                                    ----------   -----------   ----------   -----------
                                                          (UNAUDITED)                (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME:
Operating margin..................................  $   485.3    $    485.3     $1,105.0     $ 1,105.0
Goodwill impairment...............................         --       4,512.7           --       4,512.7
Operating expenses................................      226.9       4,739.6        457.4       4,970.1
Income (loss) before income taxes.................      258.4      (4,254.3)       647.6      (3,865.1)
Net income (loss).................................      157.3      (4,355.4)       396.3      (4,116.4)

CONSOLIDATED BALANCE SHEET:
Goodwill, net.....................................  $ 6,896.1    $  2,383.4
Total assets......................................   48,896.2      44,383.5
Accumulated earnings (deficit)....................      648.7      (3,864.0)
Total shareholder's equity........................   11,012.7       6,500.0

                        CIT GROUP INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:

Item 1--Consolidated Financial Statements...................       1

  Consolidated Balance Sheets (Unaudited)...................       1

  Consolidated Statements of Income (Unaudited).............       2

  Consolidated Statements of Shareholder's Equity
    (Unaudited).............................................       3

  Consolidated Statements of Cash Flows (Unaudited).........       4

  Notes to Consolidated Financial Statements (Unaudited)....    5-20

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   21-39

PART II--OTHER INFORMATION:

Item 6--Exhibits and Reports on Form 8-K....................      40

Signatures..................................................      41

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        CIT GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN MILLIONS)

                                                              MARCH 31,    SEPTEMBER 30,
                                                                 2002          2001
                                                              ----------   -------------
                                                              (RESTATED)
ASSETS
Financing and leasing assets:
  Finance receivables.......................................  $26,297.7      $31,879.4
  Reserve for credit losses.................................     (554.9)        (492.9)
                                                              ---------      ---------
  Net finance receivables...................................   25,742.8       31,386.5
  Operating lease equipment, net............................    6,604.0        6,402.8
  Finance receivables held for sale.........................      645.2        2,014.9
Interest in trade receivables, net of valuation reserve of
  $25.8.....................................................    2,510.9             --
Cash and cash equivalents...................................    2,257.8          808.0
Receivables from affiliates.................................         --          200.0
Goodwill, net...............................................    2,383.4        6,547.5
Other assets................................................    4,239.4        3,730.4
                                                              ---------      ---------
  TOTAL ASSETS..............................................  $44,383.5      $51,090.1
                                                              =========      =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Commercial paper..........................................  $   709.9      $ 8,869.2
  Variable-rate bank credit facilities......................    8,518.4             --
  Variable-rate senior notes................................    8,700.5        9,614.6
  Fixed-rate senior notes...................................   15,806.1       17,113.9
  Subordinated fixed-rate notes.............................         --          100.0
                                                              ---------      ---------
Total debt..................................................   33,734.9       35,697.7
Credit balances of factoring clients........................    1,543.5        2,392.9
Accrued liabilities and payables............................    2,346.5        2,141.5
                                                              ---------      ---------
  TOTAL LIABILITIES.........................................   37,624.9       40,232.1
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely debentures
  of the Company............................................      258.6          260.0
Shareholder's Equity:
  Parent company investment.................................   10,422.4       10,422.4
  Accumulated (deficit) earnings............................   (3,864.0)         252.4
  Accumulated other comprehensive loss......................      (58.4)         (76.8)
                                                              ---------      ---------
  TOTAL SHAREHOLDER'S EQUITY................................    6,500.0       10,598.0
                                                              ---------      ---------
  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY................  $44,383.5      $51,090.1
                                                              =========      =========

          See Notes to Consolidated Financial Statements (Unaudited).

                        CIT GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 (IN MILLIONS)

                                                     2002           2001           2002           2001
                                                  (SUCCESSOR)   (PREDECESSOR)   (SUCCESSOR)   (PREDECESSOR)
                                                  -----------   -------------   -----------   -------------
                                                       FOR THE QUARTERS             FOR THE SIX MONTHS
                                                        ENDED MARCH 31,               ENDED MARCH 31,
                                                  ---------------------------   ---------------------------
                                                  (RESTATED)                    (RESTATED)
FINANCE INCOME..................................   $ 1,106.7      $1,376.8       $ 2,305.7      $ 2,768.0
Interest expense................................       348.3         625.7           721.3        1,277.9
                                                   ---------      --------       ---------      ---------
Net finance income..............................       758.4         751.1         1,584.4        1,490.1
Depreciation on operating lease equipment.......       310.2         346.4           648.7          694.8
                                                   ---------      --------       ---------      ---------
Net finance margin..............................       448.2         404.7           935.7          795.3
Provision for credit losses.....................       195.0          68.3           307.9          132.1
                                                   ---------      --------       ---------      ---------
Net finance margin after provision for credit
  losses........................................       253.2         336.4           627.8          663.2
Other revenue...................................       232.1         211.6           477.2          428.9
                                                   ---------      --------       ---------      ---------
OPERATING MARGIN................................       485.3         548.0         1,105.0        1,092.1
                                                   ---------      --------       ---------      ---------
Salaries and general operating expenses.........       226.9         263.5           457.4          522.8
Goodwill amortization...........................          --          22.5              --           45.0
Goodwill impairment.............................     4,512.7            --         4,512.7             --
                                                   ---------      --------       ---------      ---------
OPERATING EXPENSES..............................     4,739.6         286.0         4,970.1          567.8
                                                   ---------      --------       ---------      ---------
(Loss) income before provision for income
  taxes.........................................    (4,254.3)        262.0        (3,865.1)         524.3
Provision for income taxes......................       (98.4)        (99.0)         (246.3)        (198.3)
Minority interest in subsidiary trust holding
  solely debentures of the Company, after tax...        (2.7)         (2.9)           (5.0)          (5.8)
                                                   ---------      --------       ---------      ---------
NET (LOSS) INCOME...............................   $(4,355.4)     $  160.1       $(4,116.4)     $   320.2
                                                   =========      ========       =========      =========

          See Notes to Consolidated Financial Statements (Unaudited).

                        CIT GROUP INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)
                                 (IN MILLIONS)

                                                                             ACCUMULATED
                                            PARENT                              OTHER           TOTAL
                                           COMPANY        ACCUMULATED       COMPREHENSIVE   SHAREHOLDER'S
                                          INVESTMENT   EARNINGS (DEFICIT)   (LOSS) INCOME      EQUITY
                                          ----------   ------------------   -------------   -------------
                                                           (RESTATED)                        (RESTATED)
SEPTEMBER 30, 2001......................  $10,422.4         $   252.4           $(76.8)       $10,598.0
                                                                                              ---------
Net loss................................                     (4,116.4)                         (4,116.4)
Foreign currency translation
  adjustments...........................                                         (33.4)           (33.4)
Unrealized gain on equity and
  securitization investments, net.......                                          21.3             21.3
Change in fair values of derivatives
  qualifying as cash flow hedges........                                          30.5             30.5
                                                                                              ---------
Total comprehensive loss................                                                       (4,098.0)
                                          ---------         ---------           ------        ---------
MARCH 31, 2002..........................  $10,422.4         $(3,864.0)          $(58.4)       $ 6,500.0
                                          =========         =========           ======        =========

          See Notes to Consolidated Financial Statements (Unaudited).

                        CIT GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                                  FOR THE SIX MONTHS
                                                                    ENDED MARCH 31,
                                                              ---------------------------
                                                                 2002           2001
                                                              -----------   -------------
                                                              (SUCCESSOR)   (PREDECESSOR)
                                                              (RESTATED)
CASH FLOWS FROM OPERATIONS
Net (loss) income...........................................   $(4,116.4)     $   320.2
Adjustments to reconcile net income to net cash flows from
  operations:
  Goodwill impairment.......................................     4,512.7             --
  Provision for credit losses...............................       307.9          132.1
  Depreciation and amortization.............................       662.8          762.1
  Provision for deferred federal income taxes...............       203.3          249.5
  Gains on equipment, receivable and investment sales.......      (118.2)        (188.1)
  Increase in other assets..................................       (42.9)        (374.4)
  (Decrease) increase in accrued liabilities and payables...      (356.9)          90.4
Other.......................................................        20.0           32.1
                                                               ---------      ---------
Net cash flows provided by operations.......................     1,072.3        1,023.9
                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans extended..............................................   (24,588.4)     (25,180.3)
Collections on loans........................................    21,398.1       21,475.1
Proceeds from asset and receivable sales....................     6,743.2        3,972.4
Purchases of assets to be leased............................    (1,020.9)      (1,196.0)
Net decrease in short-term factoring receivables............       157.1           91.3
Purchase of finance receivable portfolios...................      (365.5)        (123.3)
Other.......................................................       (63.1)         (27.7)
                                                               ---------      ---------
Net cash flows provided by (used for) investing
  activities................................................     2,260.5         (988.5)
                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of variable and fixed-rate notes.................    (2,846.9)      (5,922.5)
Proceeds from the issuance of variable and fixed-rate
  notes.....................................................     9,043.4        5,470.2
Net (decrease) increase in commercial paper.................    (8,159.3)         370.6
Cash collected for prior period capital contribution from
  Parent....................................................       200.0             --
Net (repayment) collection of non-recourse leveraged lease
  debt......................................................      (120.2)          14.8
Cash dividends paid.........................................          --          (52.5)
Treasury stock issued.......................................          --            4.6
                                                               ---------      ---------
Net cash flows used for financing activities................    (1,883.0)        (114.8)
                                                               ---------      ---------
Net increase (decrease) in cash and cash equivalents........     1,449.8          (79.4)
Cash and cash equivalents, beginning of period..............       808.0          819.4
                                                               ---------      ---------
Cash and cash equivalents, end of period....................   $ 2,257.8      $   740.0
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

    On February 11, 2002, CIT repurchased certain international subsidiaries that had previously been sold to an affiliate of Tyco on September 30, 2001. The reacquisition of these subsidiaries has been accounted for as a merger of entities under common control. Accordingly, the balances contained within the financial statements and footnotes include the results of operations, financial position and cash flows of the international subsidiaries repurchased from Tyco for all periods presented.

    To enhance liquidity, CIT entered into a securitization related to $3.4 billion of factoring receivables during the March 31, 2002 quarter. CIT retained a $2.5 billion interest in these receivables, which is presented on the Consolidated Balance Sheet as Interest in Trade Receivables, net.

    RESTATEMENT--The Company has restated its Consolidated Financial Statements for the quarter ended March 31, 2002. The restatement to the financial statements herein reflects an impairment of goodwill in accordance with SFAS 142, "Goodwill and Other Intangibles," resulting in an estimated goodwill impairment charge of $4.51 billion. This restatement has no impact on previously reported operating margin or net cash provided by operations for any periods. See Note 6, "Accounting Change--Goodwill Amortization," for further information regarding the goodwill impairment.

NOTE 2--ACQUISITION BY TYCO

    The purchase price paid by Tyco for CIT plus related purchase accounting adjustments was valued at approximately $9.5 billion and is presented as "Parent company investment" as of June 1, 2001 in the Consolidated Statements of Shareholder's Equity. The $9.5 billion value consisted of the following:

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 2--ACQUISITION BY TYCO (CONTINUED)
the issuance of approximately 133.0 million Tyco common shares valued at $6,650.5 million on June 1, 2001 in exchange for approximately 73% of the outstanding CIT common stock (including exchangeable shares of CIT
Exchangeco, Inc.); the payment of $2,486.4 million in cash to The Dai-Ichi Kangyo Bank, Limited ("DKB") on June 1, 2001 for approximately 27% of the outstanding CIT common stock; the issuance of stock options for Tyco common shares valued at $318.6 million in exchange for CIT stock options; and the payment of $29.2 million in acquisition-related costs incurred by Tyco. In addition, $22.3 million in acquisition-related costs incurred by Tyco were paid by Tyco and have been reflected in CIT's equity as an additional capital contribution. The purchase of the CIT common stock held by DKB, which was contingent upon the satisfaction of the conditions to the merger, took place on June 1, 2001 immediately prior to the closing of the merger. Additionally, Tyco made cash capital contributions totaling $898.1 million for the period June 2, 2001 through September 30, 2001. There were no further capital contributions from Tyco subsequent to September 30, 2001, though $200.0 million of the prior fiscal year contribution was paid by Tyco during the six months ended March 31, 2002.

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

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 2--ACQUISITION BY TYCO (CONTINUED)
of $79.1 million, which also increased goodwill and deferred tax assets. These accruals were for the elimination of additional employees related to corporate administrative and other personnel located primarily in North America and Europe. The 19 facilities are located in North America and Europe.

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

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 4--BUSINESS SEGMENT INFORMATION

    The following table presents reportable segment information and the reconciliation of segment balances to the consolidated financial statement totals and the consolidated managed assets totals at and for the six months ended March 31, 2002 and 2001. Certain prior year balances have been reclassified to conform to the current year presentation ($ in millions).

                           EQUIPMENT
                           FINANCING    SPECIALTY   COMMERCIAL   STRUCTURED    TOTAL
                          AND LEASING    FINANCE     FINANCE      FINANCE     SEGMENTS   CORPORATE(1)(2)   CONSOLIDATED
                          -----------   ---------   ----------   ----------   --------   ---------------   ------------
AT AND FOR THE SIX
  MONTHS ENDED MARCH 31,
  2002 (SUCCESSOR)
Operating margin........    $  319.1    $  411.7     $ 236.6       $  51.1    $1,018.5      $    86.5        $ 1,105.0
Income taxes............        68.8        85.4        61.5          12.6       228.3           18.0            246.3
Net income (loss).......       129.6       139.4       100.4          20.5       389.9       (4,506.3)        (4,116.4)
Total financing and
  leasing assets........    15,489.2    10,937.4     4,436.7       3,035.7    33,899.0             --         33,899.0
Total managed assets....    19,241.7    17,941.3     7,869.1       3,035.7    48,087.8             --         48,087.8
AT AND FOR THE SIX
  MONTHS ENDED MARCH 31,
  2001 (PREDECESSOR)
Operating margin........    $  367.3    $  465.8     $ 236.6       $  47.2    $1,116.9      $   (24.8)       $ 1,092.1
Income taxes............        80.6        80.3        58.6          13.7       233.2          (34.9)           198.3
Net income (loss).......       154.5       130.6        87.2          15.9       388.2          (68.0)           320.2
Total financing and
  leasing assets........    17,444.4    15,142.0     7,995.3       2,871.3    43,453.0             --         43,453.0
Total managed assets....    22,026.8    21,100.0     7,995.3       2,871.3    53,993.4             --         53,993.4

------------------------------
(1) Estimated goodwill impairment, net of tax, for the six months ended March 31, 2002 was $4,512.7 million and is reflected in Corporate in the table above.

(2) Goodwill amortization (net of tax) for the six months ended March 31, 2001 was $39.8 million and is reflected in Corporate in the table above. The adoption of Statement of Financial Accounting Standards No. 142
    ("SFAS 142") in October 2001 eliminated goodwill amortization.

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 5--CONCENTRATIONS

   The following table presents the geographic and industry compositions of financing and leasing portfolio assets at March 31, 2002 and September 30, 2001 ($ in millions).

                                                       AT MARCH 31, 2002(1)      AT SEPTEMBER 30, 2001
                                                      -----------------------   -----------------------
                                                       AMOUNT        PERCENT     AMOUNT        PERCENT
                                                      ---------      --------   ---------      --------
North America:
  Northeast.........................................  $ 6,731.5        19.9%    $ 9,117.9        22.4%
  West..............................................    6,092.3        18.0       7,561.7        18.6
  Midwest...........................................    5,754.4        17.0       6,957.3        17.0
  Southeast.........................................    4,478.8        13.2       5,505.4        13.5
  Southwest.........................................    3,805.8        11.2       4,708.1        11.6
  Canada............................................    1,773.3         5.2       1,952.4         4.8
                                                      ---------       -----     ---------       -----
Total North America.................................   28,636.1        84.5      35,802.8        87.9
Other foreign(2)....................................    5,262.9        15.5       4,926.4        12.1
                                                      ---------       -----     ---------       -----
  Total.............................................  $33,899.0       100.0%    $40,729.2       100.0%
                                                      =========       =====     =========       =====

                                                       AT MARCH 31, 2002(1)      AT SEPTEMBER 30, 2001
                                                      -----------------------   -----------------------
                                                       AMOUNT        PERCENT     AMOUNT        PERCENT
                                                      ---------      --------   ---------      --------
Manufacturing(3) (none greater than 2.5%)...........  $ 7,061.4        20.8%    $ 8,442.2        20.7%
Commercial airlines.................................    3,917.1        11.6       3,412.3         8.4
Transportation(4)...................................    2,783.1         8.2       2,675.8         6.6
Construction equipment..............................    1,966.8         5.8       2,273.7         5.6
Retail(5)...........................................    1,714.9         5.1       5,020.9        12.3
Communications......................................    1,699.5         5.0       1,590.3         3.9
Service industries..................................    1,663.4         4.9       1,755.3         4.3
Home mortgage.......................................    1,553.4         4.6       2,760.2         6.8
Wholesaling.........................................    1,390.4         4.1       1,435.7         3.5
Other (none greater than 3.3%)......................   10,149.0        29.9      11,362.8        27.9
                                                      ---------       -----     ---------       -----
  Total.............................................  $33,899.0       100.0%    $40,729.2       100.0%
                                                      =========       =====     =========       =====

------------------------------
(1) Excludes the $3.4 billion of trade receivables securitized during the quarter ended March 31, 2002, which are primarily North America Retail and
    Manufacturing accounts. Including these receivables, the Northeast percentage would be 21.6%, the Total North America would be 85.9% and Other Foreign would be 14.1%. The Retail exposure would be $4.7 billion (12.7%), Manufacturing $7.5 billion (20.0%), while the other industry category exposures would individually decline by approximately 0.5% to 1.0%.

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

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 6--ACCOUNTING CHANGE--GOODWILL AMORTIZATION

   The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the beginning of CIT's fiscal year 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead will be assessed for impairment at least annually. Under the transition provisions of SFAS 142, as of October 1, 2001, there was no goodwill impairment.

    During the quarter ended March 31, 2002, our parent, Tyco, experienced disruptions to its business surrounding its announced break-up plan, a downgrade in its credit rating, and a significant decline in its market capitalization. During this same time period, CIT also experienced credit downgrades and a disruption to its historical funding base. The Company prepared valuations, utilizing a discounted cash flows approach updated for current information and considering various marketplace assumptions, which indicated a range of values from impairment of $750 million to excess fair value of $1.5 billion. Based on management's belief that CIT would be separated from Tyco, receive an increase in its credit ratings, and regain access to the unsecured credit markets, we initially concluded that CIT had an excess of fair market value over net book value of approximately $1.5 billion. Accordingly, management did not believe that there was an impairment of goodwill of CIT as of March 31, 2002.

    However, market-based information used in connection with our preliminary consideration of the potential initial public offering for 100% of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, management performed a step 1 SFAS 142 impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that date.

    Accordingly, management's objective in performing the SAFS 142 step 1 analysis was to obtain relevant market based data to calculate the estimated fair value of each CIT reporting unit as of March 31, 2002 based on each reporting unit's projected earnings and market factors expected to be used by market participants in ascribing value to each of these reporting units in the planned separation of CIT from Tyco. Management obtained relevant market data from our financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to each reporting unit as of March 31, 2002 and applied this market data to the individual reporting unit projected annual earnings as of March 31, 2002 to calculate an estimated fair value of each reporting unit and any resulting reporting unit goodwill impairment. The estimated fair values were compared to the corresponding carrying value of each reporting unit at March 31, 2002. The total of the individual reporting unit estimated goodwill impairments was $4.5 billion. We have restated the CIT Consolidated Financial Statements for the quarter ended March 31, 2002 to reflect an estimated impairment for each reporting unit resulting in a $4.5 billion estimated impairment charge as of March 31, 2002.

    SFAS 142 requires a second step analysis whenever the reporting unit book value exceeds estimated fair value. This analysis requires the Company to estimate the fair value of each reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. We have not yet completed this analysis due to the recently revised fair values for each reporting unit. The Company will complete this second step analysis in the quarter ending June 30, 2002 for each reporting unit to determine if any adjustment to the estimated goodwill impairment charge previously recorded is needed.

    Subsequent to March 31, 2002, CIT experienced further credit downgrades and the business environment and other factors continue to negatively impact the value for the proposed IPO of CIT. As of the date of this filing, we estimate that the proceeds to Tyco, before underwriting discounts and commissions, from the sale of 100% of CIT's common stock will be between $5.0 billion and

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 6--ACCOUNTING CHANGE--GOODWILL AMORTIZATION (CONTINUED)
$5.8 billion. Due to these events, the Company will assess remaining goodwill of each reporting unit for potential additional impairment based on the indicators of further decline in value.

    The changes in the carrying amount of goodwill for the six months ended March 31, 2002 are as follows ($ in millions):

                                           EQUIPMENT
                                           FINANCING    SPECIALTY   COMMERCIAL   STRUCTURED
                                          AND LEASING    FINANCE     FINANCE      FINANCE       TOTAL
                                          -----------   ---------   ----------   ----------   ---------
Balance as of September 30, 2001(1).....   $ 2,070.7    $ 2,572.3   $ 1,863.1      $  63.4    $ 6,569.5
Reclassification of intangible assets to
  other assets..........................          --           --       (22.0)          --        (22.0)
                                           ---------    ---------   ---------      -------    ---------
Balances as of September 30, 2001 after
  reclassification......................     2,070.7      2,572.3     1,841.1         63.4      6,547.5
Goodwill adjustments related to our
  acquisition by Tyco...................       163.8        178.0         4.1          2.7        348.6
Goodwill impairment(2)..................    (1,741.4)    (1,621.6)   (1,083.6)       (66.1)    (4,512.7)
                                           ---------    ---------   ---------      -------    ---------
Balance as of March 31, 2002............   $   493.1    $ 1,128.7   $   761.6      $    --    $ 2,383.4
                                           =========    =========   =========      =======    =========

------------------------------

(1) The goodwill balances as of September 30, 2001 were restated to correctly reflect the amounts by reporting unit.

(2) The estimated goodwill impairment is based upon updated step 1 impairment testing by reporting unit, and will be revised, if necessary, upon completion of step 2 testing in accordance with SFAS 142.

    Following is a reconciliation of previously reported net income to pro forma net income excluding goodwill amortization for the quarter and six months ended March 31, 2001 ($ in millions):

                                                  QUARTER ENDED MARCH 31,         SIX MONTHS ENDED MARCH 31,
                                               ------------------------------   ------------------------------
                                                  2002              2001           2002              2001
                                               -----------      -------------   -----------      -------------
                                               (SUCCESSOR)      (PREDECESSOR)   (SUCCESSOR)      (PREDECESSOR)
                                               (RESTATED)                       (RESTATED)
Net (loss) income as reported................   $(4,355.4)         $160.1        $(4,116.4)          $320.2
Goodwill amortization, net of tax............          --            19.9               --             39.8
                                                ---------          ------        ---------           ------
Pro forma net income.........................   $(4,355.4)         $180.0        $(4,116.4)          $360.0
                                                =========          ======        =========           ======

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

NOTE 7--RELATED PARTY TRANSACTIONS

    Upon the acquisition, CIT and Tyco entered into an Operating Agreement, dated as of June 1, 2001, which provided that CIT and Tyco will not engage in transactions, including finance, underwriting and asset management and servicing transactions, unless the transactions are at arm's-length and for

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 7--RELATED PARTY TRANSACTIONS (CONTINUED) fair value. In particular, Tyco agreed that CIT will have sole discretion and decision-making authority where CIT is underwriting, managing and servicing assets in transactions originated through Tyco. CIT and Tyco also agreed to limit dividends and distributions from CIT to Tyco to (i) fifteen percent (15%) of CIT's cumulative net income, plus (ii) the net capital contribution by Tyco to CIT, in each case through the date of such dividend, distribution or declaration, and that CIT will at all times maintain its books, records and assets separately from Tyco. The Operating Agreement will terminate if CIT ceases to be a subsidiary of Tyco.

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

    On September 30, 2001, CIT sold certain international subsidiaries to a non-U.S. subsidiary of Tyco at net book value. As a result of this sale, CIT had receivables from affiliates totaling $1,440.9 million, representing its debt investment in these subsidiaries. CIT charged arm's-length, market based interest rates on these receivables, and recorded $19.0 million of interest income, as an offset to interest expense, related to those notes for the quarter ended December 31, 2001. A note receivable issued at the time of this transaction of approximately $295.0 million was collected. Following Tyco's announcement on January 22, 2002 that it planned to separate into four independent, publicly-traded companies, CIT repurchased the international subsidiaries on February 11, 2002 at net book value. In conjunction with this repurchase, the receivables from affiliates of $1,588.1 million at December 31, 2001 was satisfied.

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 7--RELATED PARTY TRANSACTIONS (CONTINUED)
    CIT has entered into a number of equipment loans and leases with affiliates of Tyco. Loan and lease terms generally range from 3 to 12 years. Tyco has guaranteed payment and performance obligations under each loan and lease agreement. At March 31, 2002, the aggregate amount outstanding under these equipment loans and leases was approximately $84.2 million, and the aggregate amount outstanding upon delivery of all applicable equipment will be approximately $129.3 million.

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

    Certain of CIT's operating expenses are paid by Tyco and billed to CIT. As of March 31, 2001, CIT has outstanding payables to subsidiaries of Tyco totaling $26.3 million related primarily to these charges.

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

                          CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002
                                  (SUCCESSOR)

                                                                    CIT
                                                     CAPITA      HOLDINGS       OTHER
($ IN MILLIONS)                   CIT GROUP INC.   CORPORATION      LLC      SUBSIDIARIES   ELIMINATIONS     TOTAL
---------------                   --------------   -----------   ---------   ------------   ------------   ---------
ASSETS
Net finance receivables.........    $  1,497.6       $2,941.6    $   891.2    $20,412.4      $       --    $25,742.8
Operating lease equipment,
  net...........................            --          962.6        216.6      5,424.8              --      6,604.0
Finance receivables held for
  sale..........................            --           40.6        241.6        363.0              --        645.2
Cash and cash equivalents.......       1,872.5          129.8        228.2         27.3              --      2,257.8
Other assets....................       8,007.1          311.2        203.5     11,624.6       (11,012.7)     9,133.7
                                    ----------       --------    ---------    ---------      ----------    ---------
  TOTAL ASSETS..................    $ 11,377.2       $4,385.8    $ 1,781.1    $37,852.1      $(11,012.7)   $44,383.5
                                    ==========       ========    =========    =========      ==========    =========
LIABILITIES AND SHAREHOLDER'S
  EQUITY
Debt............................    $ 29,045.7       $2,337.7    $ 2,245.2    $   106.3      $       --    $33,734.9
Credit balances of factoring
  clients.......................            --             --           --      1,543.5              --      1,543.5
Other liabilities...............     (24,168.5)       1,532.1     (2,349.8)    27,332.7              --      2,346.5
                                    ----------       --------    ---------    ---------      ----------    ---------
  Total Liabilities.............       4,877.2        3,869.8       (104.6)    28,982.5              --     37,624.9
Preferred securities............            --             --           --        258.6              --        258.6
Equity..........................       6,500.0          516.0      1,885.7      8,611.0       (11,012.7)     6,500.0
                                    ----------       --------    ---------    ---------      ----------    ---------
  TOTAL LIABILITIES AND
    SHAREHOLDER'S EQUITY........    $ 11,377.2       $4,385.8    $ 1,781.1    $37,852.1      $(11,012.7)   $44,383.5
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
                                    ==========       ========    =========    =========      ==========    =========

                        CIT GROUP INC. AND SUBSIDIARIES

NOTE 8--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES (CONTINUED)
                       CONSOLIDATING STATEMENT OF INCOME
                        SIX MONTHS ENDED MARCH 31, 2002
                                  (SUCCESSOR)

                                                                     CIT
                                                       CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                     CIT GROUP INC.   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS     TOTAL
---------------                     --------------   -----------   --------   ------------   ------------   ---------
FINANCE INCOME....................    $   111.4         $552.7      $125.8      $1,515.8       $    --      $ 2,305.7
Interest expense..................        (25.8)         211.1        (3.0)        539.0            --          721.3
                                      ---------         ------      ------      --------       -------      ---------
Net finance income................        137.2          341.6       128.8         976.8            --        1,584.4
Depreciation on operating lease
  equipment.......................           --          261.9        57.6         329.2            --          648.7
                                      ---------         ------      ------      --------       -------      ---------
Net finance margin................        137.2           79.7        71.2         647.6            --          935.7
Provision for credit losses.......         40.3          117.0         5.1         145.5            --          307.9
                                      ---------         ------      ------      --------       -------      ---------
Net finance margin after provision
  for credit losses...............         96.9          (37.3)       66.1         502.1            --          627.8
Equity in net income of
  subsidiaries....................        357.5             --          --            --        (357.5)            --
Other revenue.....................          2.3           55.3        44.8         374.8            --          477.2
                                      ---------         ------      ------      --------       -------      ---------
OPERATING MARGIN..................        456.7           18.0       110.9         876.9        (357.5)       1,105.0
Operating expenses................      4,549.3           83.7        41.4         295.7            --        4,970.1
                                      ---------         ------      ------      --------       -------      ---------
(Loss) income before provision for
  income taxes....................     (4,092.6)         (65.7)       69.5         581.2        (357.5)      (3,865.1)
Provision for income taxes........        (23.8)          28.1       (30.3)       (220.3)           --         (246.3)
Minority interest, after tax......           --             --          --          (5.0)           --           (5.0)
                                      ---------         ------      ------      --------       -------      ---------
NET (LOSS) INCOME.................    $(4,116.4)        $(37.6)     $ 39.2      $  355.9       $(357.5)     $(4,116.4)
                                      =========         ======      ======      ========       =======      =========

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

                                                                       CIT
                                                         CAPITA      HOLDINGS      OTHER
($ IN MILLIONS)                       CIT GROUP INC.   CORPORATION     LLC      SUBSIDIARIES   ELIMINATIONS    TOTAL
---------------                       --------------   -----------   --------   ------------   ------------   --------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net cash flows (used for) provided
  by operations.....................     $  (48.3)       $  787.2     $213.1       $ 71.9        $     --     $1,023.9
                                         --------        --------     ------       ------        --------     --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Net decrease (increase) in financing
  and leasing assets................        443.6          (411.4)    (195.0)      (798.0)             --       (960.8)
Increase in intercompany loans and
  investments.......................     (3,082.3)             --         --           --         3,082.3           --
Other...............................           --              --         --        (27.7)             --        (27.7)
                                         --------        --------     ------       ------        --------     --------
Net cash flows used for investing
  activities........................     (2,638.7)         (411.4)    (195.0)      (825.7)        3,082.3       (988.5)
                                         --------        --------     ------       ------        --------     --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net increase (decrease) in debt.....      2,912.3        (3,626.8)      28.5        619.1              --        (66.9)
Intercompany financing..............           --         3,310.1      (10.3)      (217.5)       (3,082.3)          --
Cash dividends paid.................           --              --         --        (52.5)             --        (52.5)
Issuance of treasury stock..........           --              --         --          4.6              --          4.6
                                         --------        --------     ------       ------        --------     --------
Net cash flows provided by (used
  for) financing activities.........      2,912.3          (316.7)      18.2        353.7        (3,082.3)      (114.8)
                                         --------        --------     ------       ------        --------     --------
Net increase (decrease) in cash and
  cash equivalents..................        225.3            59.1       36.3       (400.1)             --        (79.4)
Cash and cash equivalents, beginning
  of period.........................        151.7            86.0       19.2        562.5              --        819.4
                                         --------        --------     ------       ------        --------     --------
Cash and cash equivalents, end of
  period............................     $  377.0        $  145.1     $ 55.5       $162.4        $     --     $  740.0
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

    On April 25, 2002, CIT Group Inc. (Del) filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to the sale of 100 percent of the Company's common stock through an initial public offering ("IPO"). Tyco will receive the proceeds from the offering. If the underwriters exercise their over-allotment option, CIT will receive the proceeds from that sale.

    On April 30, 2002, Fitch revised the rating watch status on all our ratings from evolving to negative, due to concerns surrounding the timing of the separation from Tyco.

    On June 7, 2002, Standard & Poor's downgraded CIT's long-term debt rating from A- to BBB+. Standard & Poor's ratings of CIT's debt remain on watch status with developing implications.

    On June 10, 2002, Fitch downgraded CIT's long-term debt rating from A- to BBB. All of the Company's Fitch ratings remain on watch status.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESTATEMENT--We have restated our Consolidated Financial Statements for the quarter ended March 31, 2002. The restatement to the financial statements herein reflects an impairment of goodwill in accordance with SFAS 142, "Goodwill and Other Intangibles", resulting in an estimated goodwill impairment charge of $4.51 billion. This restatement has no impact on previously reported operating margin or net cash provided by operations for any periods.

    During the quarter ended March 31, 2002, our parent, Tyco, experienced disruptions to its business surrounding its announced break-up plan, a downgrade in its credit rating, and a significant decline in its market capitalization. During this same time period, CIT also experienced credit downgrades and a disruption to its historical funding base. The Company prepared valuations, utilizing a discounted cash flows approach updated for current information and considering various marketplace assumptions, which indicated a range of values from impairment of $750 million to excess fair value of $1.5 billion. Based on management's belief that CIT would be separated from Tyco, receive an increase in its credit ratings, and regain access to the unsecured credit markets, we initially concluded that CIT had an excess of fair market value over net book value of approximately $1.5 billion. Accordingly, management did not believe that there was an impairment of goodwill of CIT as of March 31, 2002.

    However, market-based information used in connection with our preliminary consideration of the potential initial public offering for 100% of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, management performed a step 1 SFAS 142 impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that date.

    Accordingly, management's objective in performing the SAFS 142 step 1 analysis was to obtain relevant market based data to calculate the estimated fair value of each CIT reporting unit as of March 31, 2002 based on each reporting unit's projected earnings and market factors expected to be used by market participants in ascribing value to each of these reporting units in the planned separation of CIT from Tyco. Management obtained relevant market data from our financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to each reporting unit as of March 31, 2002 and applied this market data to the individual reporting unit projected annual earnings as of March 31, 2002 to calculate an estimated fair value of each reporting unit and any resulting reporting unit goodwill impairment. The estimated fair values were compared to the corresponding carrying value of each reporting unit at March 31, 2002. The total of the individual reporting unit estimated goodwill impairments was $4.5 billion. We have restated the CIT Consolidated Financial Statements for the quarter ended March 31, 2002 to reflect impairment for each reporting unit resulting in a $4.5 billion estimated impairment charge as of March 31, 2002.

    SFAS 142 requires a second step analysis whenever the reporting unit book value exceeds estimated fair value. This analysis requires the Company to estimate the fair value of each reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. We have not yet completed this analysis due to the recently revised fair values for each reporting unit. The Company will complete this second step analysis in the quarter ending June 30, 2002 for each reporting unit to determine if any adjustment to the estimated goodwill impairment charge previously recorded is needed.

    The impact on the Consolidated Statements of Income and Consolidated Balance Sheet, as a result of the above impairment, is as follows ($ in millions):

                                                 QUARTER ENDED             SIX MONTHS ENDED
                                                 MARCH 31, 2002             MARCH 31, 2002
                                            ------------------------   ------------------------
                                              AMOUNT                     AMOUNT
                                            PREVIOUSLY                 PREVIOUSLY
                                             REPORTED    AS RESTATED    REPORTED    AS RESTATED
                                            ----------   -----------   ----------   -----------
                                                  (UNAUDITED)                (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME:
Operating margin..........................  $   485.3     $   485.3     $1,105.0      $1,105.0
Goodwill impairment.......................         --       4,512.7           --       4,512.7
Operating expenses........................      226.9       4,739.6        457.4       4,970.1
Income (loss) before income taxes.........      258.4      (4,254.3)       647.6      (3,865.1)
Net income (loss).........................      157.3      (4,355.4)       396.3      (4,116.4)

CONSOLIDATED BALANCE SHEET:
Goodwill, net.............................  $ 6,896.1     $ 2,383.4
Total assets..............................   48,896.2      44,383.5
Accumulated earnings (deficit)............      648.7      (3,864.0)
Total shareholder's equity................   11,012.7       6,500.0

    Subsequent to March 31, 2002, CIT experienced further credit downgrades and the business environment and other factors continue to negatively impact the value for the proposed IPO of CIT. As of the date of this filing, we estimate that the proceeds to Tyco, before underwriting discounts and commissions, from the sale of 100% of CIT's common stock will be between $5.0 billion and $5.8 billion. Due to these events, the Company will assess remaining goodwill of each reporting unit for potential additional impairment based on the indicators of further decline in value.

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

    The following table summarizes our net (loss) income and related data ($ in millions).

                                                        QUARTER ENDED                 SIX MONTHS ENDED
                                                          MARCH 31,                       MARCH 31,
                                                ------------------------------   ---------------------------
                                                   2002              2001           2002           2001
                                                -----------      -------------   -----------   -------------
                                                (SUCCESSOR)      (PREDECESSOR)   (SUCCESSOR)   (PREDECESSOR)
                                                (RESTATED)                       (RESTATED)
Net (loss) income.............................   $(4,355.4)         $160.1       $ (4,116.4)      $320.2
Return on average tangible shareholder's
  equity......................................      (426.5)%          15.6%          (200.4)%       16.0%
Return on average earning assets ("AEA")......      (48.38)%          1.54%          (22.18)%       1.54%

    The current quarter net loss of $4,355.4 million includes a $4,512.7 million charge for the estimated impairment of goodwill and a $58.9 million, after tax, provision to establish reserves relating to the economic reforms instituted by the Argentine government that converted dollar-denominated receivables into the peso. Partially offsetting the decrease in net income was stronger risk-adjusted net interest margin, higher other revenues and reduced operating expenses. The current period's results also include the sale and liquidation of low-yielding, non-strategic assets, lower market interest rates and funding costs, the effects of fair value adjustments in new basis accounting on net interest margin and lower leverage. Current quarter operating expenses reflected our adoption of Statement of Financial Accounting Standards No. ("SFAS") 142, "Goodwill and Other Intangible Assets" on October 1, 2001. As a result of the adoption, there was no goodwill amortization for the current quarter, whereas we had $19.9 million of goodwill amortization (after tax) in the quarter ended March 31, 2001.

    During the quarter ended March 31, 2002, we recorded an initial estimate of goodwill impairment of $4.51 billion. The estimated impairment at March 31, 2002 by reporting unit was $1.74 billion for Equipment Financing and Leasing, $1.62 billion for Specialty Finance, $1.08 billion for Commercial Finance and $66 million for Structured Finance. This estimated goodwill impairment reflects the estimated fair value of each of CIT's reporting units at March 31, 2002 based on each reporting unit's projected earnings and market factors expected to be used by market participants in ascribing value to each of these reporting units in the planned separation of CIT from Tyco. We are continuing with our analysis of goodwill impairment in accordance with SFAS 142. If actual proceeds of an initial public offering are less than the $6.5 billion estimate used to calculate the initial impairment and/or the market capitalization of CIT is less than the carrying value after the offering, then these events would be an indication of a potential further impairment. As of the date of this filing, we estimate that the proceeds to Tyco, before underwriting discounts and commissions, from the sale of 100% of CIT's common stock will be between $5.0 billion and $5.8 billion. This impairment is discussed further under "--Goodwill and Other Intangible Assets Amortization."

    Net income declined from $239.0 million in the quarter ended December 31, 2001 due to the estimated goodwill impairment charge and the Argentina-related provision, in addition to lower risk-adjusted margins, reflecting higher cost of funds on bank borrowings and increased liquidity, and lower fee income.

    The events surrounding our increased cost of funds, which negatively impacted the current quarter margin, and our actions taken to address the related liquidity issues include the following:

    - January 22, 2002--Tyco announced a plan to dispose of CIT.

    - February 5, 2002--In connection with Tyco and CIT credit rating downgrades, CIT drew down on its $8.5 billion unsecured bank credit facilities in order to pay down commercial paper at the scheduled maturities.

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

    The events above resulted in an increased cost of funds due to the alternative sources of financing being more expensive than our historic financing sources, and due to the Company maintaining excess cash liquidity levels for the payment of debt. Management expects that the current margin and earnings trends, which began in the middle of the quarter ended March 31, 2002, will continue for the foreseeable future. Results in prospective quarters will reflect the impact of the more expensive funding sources and excess liquidity as described above for a full quarter, as well as the impact of the $2.5 billion debt offering completed on April 1, 2002. Further, management expects that new business volumes will continue to be similarly constrained by these items. Upon separation from Tyco, we expect to have our ratings reviewed by the rating agencies to regain more cost effective access to the commercial paper and public term debt markets.

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

    Finance income (interest on loans and lease rentals) for the quarter ended March 31, 2002 decreased $270.1 million, to $1,106.7 million from $1,376.8 million for the comparable 2001 quarter, and decreased $462.3 million to $2,305.7 million for the six months ended March 31, 2002 from $2,768.0 million in the prior year six months. The decline reflected a 13.5% and 10.9% decline in AEA for the quarter and the six months from the prior year periods. As a percent of AEA, finance income was 12.30% for the quarter ended March 31, 2002 and 12.43% for the six months then ended, respectively, compared to 13.23% and 13.29% for the comparable quarter and six months ended March 31, 2001, respectively, as the impact of portfolio mix changes resulting from the sale and liquidation activities, as well as the favorable impact of new basis accounting, were offset by the effects of lower market interest rates and lower rentals in the aerospace portfolio due to the industry downturn post September 11, 2001.

    Interest expense for the quarter and six months ended March 31, 2002 decreased $277.4 million and $556.6 million, respectively, from the comparable 2001 periods. As a percent of AEA, interest expense for the quarter ended
March 31, 2002 decreased to 3.87% from 6.01% for the quarter ended March 31, 2001, while in the six month period interest expense decreased to 3.89% from 6.14% in the prior year period. The lower interest expense both in dollars and as a percentage of AEA reflects the lower current period debt levels associated with funding a lower asset base and decreased leverage, the lower market interest rates in the current period and the effect of fair value adjustments in new basis accounting.

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

NET FINANCE MARGIN AFTER PROVISION FOR CREDIT LOSSES

    The net finance margin after provision for credit losses (risk adjusted interest margin) declined to $253.2 million and $627.8 million for the quarter and six months ended March 31, 2002, from $336.4 million and $663.2 million for the same periods ended March 31, 2001 due to the Argentina-related provision in the current quarter. The 2002 three and six month comparisons as a percentage of AEA were 2.81% and 3.38% compared to 3.23% and 3.18% in 2001, respectively.

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

                                                                 FOR THE SIX MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2002   MARCH 31, 2001
                                                              --------------   --------------
                                                               (SUCCESSOR)     (PREDECESSOR)
                                                                (RESTATED)
Balance beginning of period.................................      $492.9           $468.2
Provision for credit losses.................................       212.9            132.1
Provision for credit losses--Argentina-related..............        95.0               --
Reserves relating to securitization of factoring
  receivables...............................................       (25.8)              --
Reserves relating to dispositions, acquisitions and other...         5.1            (11.5)
                                                                  ------           ------
  Net additions to reserve for credit losses................       287.2            120.6
                                                                  ------           ------
Net credit losses:
Equipment Financing and Leasing.............................       123.2             44.1
Specialty Finance--Commercial...............................        40.3             31.9
Commercial Finance..........................................        36.8             18.3
Structured Finance..........................................         0.1              4.0
Specialty Finance--Consumer.................................        24.8             28.5
                                                                  ------           ------
  Total net credit losses...................................       225.2            126.8
                                                                  ------           ------
Balance end of period.......................................      $554.9           $462.0
                                                                  ======           ======
Reserve for credit losses as a percentage of finance
  receivables...............................................        2.11%            1.39%
                                                                  ======           ======
Reserve for credit losses as a percentage of past due
  receivables, (sixty days or more)(1)......................        47.9%            42.7%
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

    The reserve increase, both on a dollar basis and as a percentage of finance receivables, compared to the prior year period is due to the $95.0 million Argentina-related provision. Partially offsetting the dollar increase to the reserve was a $25.8 million transfer of loss reserves relating to securitized factoring receivables to Interest in Trade Receivables--net during the current quarter. Additionally, reserves relating to home equity receivables securitized during the quarter were deducted from the reserve and reflected as a reduction to the corresponding securitization gain. Excluding the impact of the Argentina-related provision, but considering the impact of these securitizations, the reserve for credit losses was essentially flat with the quarter ending December 31, 2001 in dollar amount.

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

    The following table presents additional information regarding securitization gains ($ in millions):

                                                         QUARTER ENDED               SIX MONTHS ENDED
                                                           MARCH 31,                     MARCH 31,
                                                  ---------------------------   ---------------------------
                                                     2002           2001           2002           2001
                                                  -----------   -------------   -----------   -------------
                                                  (SUCCESSOR)   (PREDECESSOR)   (SUCCESSOR)   (PREDECESSOR)
Gains...........................................   $   34.7       $   37.4       $   62.7       $   78.0
Volume Securitized(1)...........................   $2,725.9       $1,096.4       $3,949.7       $2,300.6

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

    If the offering is completed, management expects an increase in expenses as the Company will incur added expenses associated with public entities.

GOODWILL AND OTHER INTANGIBLE ASSETS AMORTIZATION

    CIT adopted SFAS 142, effective October 1, 2001, the beginning of CIT's fiscal 2002. The Company has determined that there is no impact of adopting this new standard under the transition provisions of SFAS 142.

    As a result of the adoption of SFAS 142, there was no goodwill amortization for the quarter ended March 31, 2002, versus $22.5 million, before taxes
($19.9 million after taxes), in the prior year quarter. Goodwill decreased from $6,547.5 million at September 30, 2001 to $2,383.4 million at March 31, 2002, due to the estimated impairment charge described below, which was partially offset by an approximately $350 million increase reflecting the finalization and approval of exit and restructuring plans, which resulted in valuation adjustments and liabilities recorded in conjunction with these activities. Management does not expect further additions to goodwill as all exit and restructuring plans were completed and approved by March 31, 2002.

    During the quarter ended March 31, 2002, our parent, Tyco, experienced disruptions to its business surrounding its announced break-up plan, a downgrade in its credit rating, and a significant decline in its market capitalization. During this same time period, CIT also experienced credit downgrades and a disruption to its historical funding base. The Company prepared valuations, utilizing a discounted cash flows approach updated for current information and considering various marketplace assumptions, which indicated a range of values from impairment of $750 million to excess fair value of $1.5 billion. Based on management's belief that CIT would be separated from Tyco, receive an increase in its credit ratings, and regain access to the unsecured credit markets, we initially concluded that CIT had an excess of fair market value over net book value of approximately $1.5 billion. Accordingly, management did not believe that there was an impairment of goodwill of CIT as of March 31, 2002.

    However, market-based information used in connection with our preliminary consideration of the potential initial public offering for 100% of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, management performed a step 1 SFAS 142 impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that date.

    Accordingly, management's objective in performing the SFAS 142 step 1 analysis was to obtain relevant market based data to calculate the estimated fair value of each CIT reporting unit as of March 31, 2002 based on each reporting unit's projected earnings and market factors expected to be used by market participants in ascribing value to each of these reporting units in the planned separation of CIT from Tyco. Management obtained relevant market data from our financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to each reporting unit as of March 31, 2002 and applied this market data to the individual reporting unit projected annual earnings as of March 31, 2002 to calculate an estimated fair value of each reporting unit and any resulting reporting unit goodwill impairment. The estimated fair values were compared to the corresponding carrying value of each reporting unit at March 31, 2002. The total of the individual reporting unit estimated goodwill impairments was $4.5 billion. We have restated the CIT Consolidated Financial Statements for the quarter ended March 31, 2002 to reflect impairment for each reporting unit resulting in a $4.5 billion estimated impairment charge as of March 31, 2002.

    SFAS 142 requires a second step analysis whenever the reporting unit book value exceeds estimated fair value. This analysis requires the Company to estimate the fair value of each reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. We have not yet completed this analysis due to the recently revised fair values for each reporting unit. The Company will complete this second step analysis in the quarter ending June 30, 2002 for each reporting unit to determine if any adjustment to the estimated goodwill impairment charge previously recorded is needed.

    Subsequent to March 31, 2002, CIT experienced further credit downgrades and the business environment and other factors continue to negatively impact the value for the proposed IPO of CIT. As of the date of this filing, we estimate that the proceeds to Tyco, before underwriting discounts and commissions, from the sale of 100% of CIT's common stock will be between $5.0 billion and $5.8 billion. Due to these events, the Company will assess remaining goodwill of each reporting unit for potential additional impairment based on the indicators of further decline in value.

INCOME TAXES

    The effective income tax rate was (2.3)% during the quarter ended March 31, 2002, versus 37.8% during the quarter ended March 31, 2001, and was (6.4)% and 37.8% for the six months ended March 31, 2002 and 2001, respectively. The effective income tax rate for the quarter and six months ended March 31, 2002, reflects the impact of the estimated goodwill impairment charge, which is not deductible for income tax purposes. Excluding the impact of the estimated goodwill charge, the effective income tax rate was 38.1% and 38.0% during the quarter and six months ended March 31, 2002, respectively.

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

    The trend of declining asset levels reflects the following: (1) sales and liquidation of non-strategic assets; (2) the continued focus on managing down our leverage ratios; (3) lower origination volume due to continued soft economic conditions; and (4) growth constraints relating to the previously described liquidity events. During the six months ended March 31, 2002, we completed the sale of approximately $700 million in recreational vehicle receivables in the Specialty Finance-consumer segment, and the liquidation of several portfolios continued, including trucking, franchise, inventory financing, manufactured housing and recreational vehicles. Since March 31, 2001, we have sold, liquidated or placed in liquidation status approximately $5.0 billion of owned assets. The 85.2% decline in Commercial Services assets reflected our first securitization of trade accounts receivable and normal seasonal trends. In addition, $1.7 billion of home equity receivables were securitized during the quarter in the Specialty Finance- consumer business unit as part of our program to broaden funding access. New origination volume (excluding factoring), although above the preceding quarter, remained below prior year levels by approximately 7%. Management expects volume to be constrained for the near term due to the liquidity events described previously.

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

    Our telecommunications portfolio is included in "Communications" in the industry composition table included in the Notes to the Consolidated Financial Statements. This portfolio is included in our Structured Finance segment and totals approximately $684.2 million at March 31, 2002, comprising approximately 2.1% of total financing and leasing assets, of which 8.9% are on non-accrual status. This portfolio consists of 59 accounts with an average balance of approximately $11.6 million. The 10 largest accounts in the portfolio aggregate $204.9 million with the largest single account under $26.0 million. Competitive local exchange carrier ("CLEC") accounts were approximately $294.1 million, or 43.0%, of the telecommunications portfolio at March 31, 2002. Many of these CLEC accounts are in the process of building out their networks and developing customer bases. Our telecommunications transactions are collateralized by the assets of the customer (equipment, receivables, cash, etc.) and typically are also secured by a pledge of the stock of non-public companies. If weakness continues in the telecommunications industry, the value of our telecommunications portfolio could be adversely impacted.

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

    On June 7, 2002, Standard & Poor's downgraded CIT's long-term debt rating from A- to BBB+. Standard & Poor's ratings on all of CIT's debt remain on watch status with developing implications.

    On June 10, 2002, Fitch downgraded CIT's long-term debt rating from A- to BBB. All of the Company's Fitch ratings remain on watch status.

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

    See the "--Overview" and "--Net Finance Margin" sections for information regarding the impact of our liquidity and capitalization plan on results of operations.

CAPITALIZATION

    The following table presents information regarding our capital structure ($ in millions):

                                                    MARCH 31, 2002   SEPTEMBER 30, 2001
                                                    --------------   ------------------
                                                      (RESTATED)
Commercial paper..................................    $   709.9           $ 8,869.2
Bank credit facilities............................      8,518.4                  --
Term debt.........................................     24,506.6            26,828.5
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  debentures of the Company ("Preferred Capital
  Securities")....................................        258.6               260.0
Shareholder's equity(1)...........................      6,511.6            10,661.4
                                                      ---------           ---------
Total capitalization..............................     40,505.1            46,619.1
Goodwill and other intangible assets, net.........     (2,403.2)           (6,569.5)
                                                      ---------           ---------
Total tangible capitalization.....................    $38,101.9           $40,049.6
                                                      =========           =========
Tangible shareholder's equity and Preferred
  Capital Securities to managed assets............         9.14%               8.48%
Total debt (excluding overnight deposits) to
  tangible shareholder's equity and Preferred
  Capital Securities..............................         7.30x               8.20x

------------------------------
(1) Shareholder's equity excludes Accumulated other comprehensive loss relating to derivative financial instruments and unrealized gains on equity and securitization investments.

    See Note 9 and the "--Overview" section above for a discussion of events impacting our liquidity and capitalization and "--Goodwill and Other Intangible Assets Amortization" for a discussion of events impacting our goodwill.

SECURITIZATION AND JOINT VENTURE ACTIVITIES

    We utilize joint ventures and special purpose entities (SPEs) in the normal course of business to execute securitization transactions and conduct business in key vendor relationships.

    Securitization Transactions--SPEs are used to achieve "true sale" and bankruptcy remote requirements for these transactions in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Pools of assets are originated and sold to independent trusts (the SPEs), which in turn issue securities to investors solely backed by asset pools. Accordingly, CIT has no legal obligations to repay the investment certificates in the event of a default by the Trust. CIT retains the servicing rights and participates in certain cash flows of the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded in other assets as a "retained interest." Assets securitized are shown in our managed assets and our capitalization ratios on managed assets.

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

    Goodwill--CIT adopted SFAS 142, "Goodwill and Other Intangible Assets" effective October 1, 2001, the beginning of CIT's fiscal 2002. The Company has determined that there is no impact of adopting this new standard under the transition provisions of SFAS 142.

    Since adoption, goodwill is no longer amortized but instead is assessed annually for impairment or sooner if circumstances indicate a possible impairment. During this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. See the "--Overview" and "--Goodwill and Other Intangible Assets Amorization" sections for a discussion of our recent impairment analysis.

STATISTICAL DATA

    The following table presents components of net income as a percent of AEA, along with other selected financial data ($ in millions):

                                                          FOR THE SIX MONTHS ENDED
                                                       -------------------------------
                                                       MARCH 31, 2002   MARCH 31, 2001
                                                       --------------   --------------
                                                        (SUCCESSOR)     (PREDECESSOR)
                                                         (RESTATED)
FINANCE INCOME.......................................        12.43%           13.29%
Interest expense.....................................         3.89             6.14
                                                         ---------        ---------
  Net finance income.................................         8.54             7.15
Depreciation on operating lease equipment............         3.50             3.33
                                                         ---------        ---------
  Net finance margin.................................         5.04             3.82
Provision for credit losses..........................         1.66             0.63
                                                         ---------        ---------
Net finance margin, after provision for credit
  losses.............................................         3.38             3.19
Other revenue........................................         2.57             2.06
                                                         ---------        ---------
  OPERATING MARGIN...................................         5.95             5.25
Salaries and general operating expenses..............         2.46             2.51
Goodwill amortization................................           --             0.22
Goodwill impairment..................................        24.32               --
                                                         ---------        ---------
  OPERATING EXPENSES.................................        26.78             2.73
                                                         ---------        ---------
  (Loss) income before income taxes..................       (20.83)            2.52
Provision for income taxes...........................        (1.32)           (0.95)
Minority interest in subsidiary trust holding solely
  debentures of the Company..........................        (0.03)           (0.03)
                                                         ---------        ---------
  Net (loss) income..................................       (22.18)%           1.54%
                                                         ---------        ---------
Average earning assets...............................    $37,114.1        $41,652.2
                                                         =========        =========

MARKET RISK MANAGEMENT

    Our exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure during the transitional fiscal year ended September 30, 2001, except for possible additional interest rate exposure discussed in "--Overview" and "--Liquidity Risk Management" above.

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

    - potential further impairment of our goodwill,

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

  (a) Exhibits

    12 Computation of ratios of earnings to fixed charges (restated).

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

Date: June 12, 2002